Form 10-Q
period 2015-09-30
CATABASIS PHARMACEUTICALS INC
filed 2015-11-12
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 1, 2015, there were 15,297,794 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$72,709	$14,668
Prepaid expenses and other current assets	591	354
Total current assets	73,300	15,022
Property and equipment, net	216	288
Restricted cash	113	113
Other non-current assets	28	541
Total assets	$73,657	$15,964
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,783	$1,132
Accrued expenses	2,437	2,793
Current portion of notes payable, net of discount	3,191	309
Total current liabilities	7,411	4,234
Deferred rent, net of current portion	39	67
Notes payable, net of current portion and discount	6,549	4,439
Other liability	114	23
Warrant liability	—	108
Total liabilities	14,113	8,871
Commitments (Note 7)
Convertible preferred stock:
Series A convertible preferred stock, $0.001 par value per share; 0 and 68,837,703 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	47,898
Series B convertible preferred stock, $0.001 par value per share; 0 and 37,830,473 shares authorized, and 0 and 34,129,571 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	32,248
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share, 5,000,000 and 0 shares authorized at September 30, 2015 and December 31, 2014, respectively, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at September 30, 2015 and 132,000,000 shares authorized at December 31, 2014; 15,297,794 and 493,200 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	15	1
Additional paid-in capital	157,933	2,326
Accumulated deficit	(98,404)	(75,380)
Total stockholders’ equity (deficit)	59,544	(73,053)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$73,657	$15,964

The accompanying notes are an integral part of these condensed financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$5,813	$4,543	$16,360	$11,361
General and administrative	2,388	1,427	5,966	4,443
Total operating expenses	8,201	5,970	22,326	15,804
Loss from operations	(8,201)	(5,970)	(22,326)	(15,804)
Other (expense) income:
Other (expense) income, net	(2)	2	11	3
Interest expense	(282)	(57)	(709)	(57)
Total other expense	(284)	(55)	(698)	(54)
Net loss and comprehensive loss	$(8,485)	$(6,025)	$(23,024)	$(15,858)
Net loss per share - basic and diluted	$(0.55)	$(13.55)	$(4.11)	$(38.34)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	15,297,794	444,787	5,596,412	413,622

The accompanying notes are an integral part of these condensed financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(23,024)	$(15,858)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	130	190
Stock-based compensation expense	1,143	605
Non-cash interest expense	209	21
Changes in assets and liabilities:
Prepaid expenses and other current assets	(237)	(126)
Other assets	2	—
Accounts payable	619	544
Accrued expenses	112	151
Deferred rent	(4)	(19)
Net cash used in operating activities	(21,050)	(14,492)
Investing activities
Purchases of available-for-sale securities	—	(4,976)
Purchases of property and equipment	(60)	(159)
Net cash used in investing activities	(60)	(5,135)
Financing activities
Proceeds from initial public offering, net of issuance costs	61,776	—
Proceeds from issuance of preferred stock, net of issuance costs	12,331	—
Proceeds from exercise of common stock options	51	110
Proceeds from borrowings	5,000	5,000
Debt issuance costs	(7)	(282)
Net cash provided by financing activities	79,151	4,828
Net increase (decrease) in cash and cash equivalents	58,041	(14,799)
Cash and cash equivalents, beginning of period	14,668	30,474
Cash and cash equivalents, end of period	$72,709	$15,675
Supplemental disclosure of cash flow information
Cash paid for interest	$500	$1
Non-cash financing activities
Warrants for the purchase of series B preferred stock issued in conjunction with credit facility	$107	$110
Initial public offering costs in accounts payable and accrued liabilities	$32	$—
Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	$1,787	$—
Reclassification of warrant liability to additional paid-in capital	$206	$—

The accompanying notes are an integral part of these condensed financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.              Organization and Operations

The Company

Catabasis Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on the Company’s proprietary Safely Metabolized And Rationally Targeted, or SMART, linker technology platform. The Company’s SMART linker technology platform is based on the concept of treating diseases by simultaneously modulating multiple biological targets in one or more related disease pathways. The Company engineers bi-functional product candidates that are conjugates of two molecules, or bioactives, each with known pharmacological activity, joined by one of the Company’s proprietary SMART linkers. The SMART linker conjugates are designed for enhanced efficacy and improved safety and tolerability. The Company seeks to develop therapies that modulate multiple targets in the disease pathway. The Company targets therapeutic areas and specific diseases with significant unmet medical needs where it believes it will have a competitive advantage. The Company’s focus is on treatments for rare diseases, such as Duchenne Muscular Dystrophy (“DMD”).  The Company is also developing other product candidates for the treatment of serious lipid disorders. The Company was incorporated in the State of Delaware on June 26, 2008.

Initial Public Offering

In June 2015, the Company completed its Initial Public Offering (the “IPO”).  All of the shares issued and sold in the IPO were registered pursuant to a registration statement on Form S-1, as amended.  An aggregate of 5,750,000 shares of Common Stock registered pursuant to the registration statement were sold at a price to the public of $12.00 per share (including 750,000 shares of Common Stock sold pursuant to the exercise of an overallotment option granted to the Company’s underwriters in connection with the IPO).  Net proceeds of the IPO were $61.7 million, after deducting underwriting discounts, commissions and offering-related expenses payable by the Company of approximately $7.3 million. In connection with the IPO, all shares of the Company’s convertible preferred stock (the “Preferred Stock”) were automatically converted into an aggregate of 9,029,549 shares of its Common Stock and its outstanding warrants to purchase 315,688 shares of Preferred Stock were automatically converted into warrants to purchase 24,566 shares of Common Stock.

As of September 30, 2015, the Company had an accumulated deficit of $98.4 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since inception. The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates.

2.              Summary of Significant Accounting Policies

Reverse stock split

In connection with the IPO, the Company’s board of directors and stockholders approved a 1-for-12.85 reverse stock split of the Company’s Common Stock which was effected on June 11, 2015. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share, share equivalent and per share amounts presented herein have been adjusted to reflect the reverse stock split. The ratios by which shares of Preferred Stock were convertible into shares of Common Stock have been adjusted to reflect the effects of the reverse stock split.  Shares of Common Stock reserved for future issuance have been presented on an as converted basis and the financial statements disclose the adjusted conversion ratios.

Basis of Presentation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

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

The unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015, or for any future period.

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

The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants (“AICPA”), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (“AICPA Practice Aid”), to estimate the fair value of its Common Stock. The methodologies included the Option Pricing Method utilizing the Backsolve Method (a form of the market approach defined in the AICPA Practice Aid) and the Probability-Weighted Expected Return Method based upon the probability of occurrence of certain future liquidity events such as an initial public offering or sale of the Company. Each valuation methodology includes estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could result in different fair values of Common Stock at each valuation date.

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

The carrying amounts reflected in the balance sheets for cash equivalents, restricted cash, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at September 30, 2015 and December 31, 2014, due to their short-term nature. There have been no changes to the valuation methods during the year ended December 31, 2014 or the nine months ended September 30, 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the year ended 2014 or the nine months ended September 30, 2015. At September 30, 2015, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

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

In 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which is effective for annual periods ending after December 15, 2016.  Early adoption is permitted.  ASU 2014-15 provides new guidance on (1) management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period and (2) related financial statement disclosures.  The Company has not adopted the guidance prescribed by ASU 2014-15 and does not expect the new guidance to have a significant effect on its financial statements.

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

	As of September 30, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	72,005	—	—	72,005
Total	$72,005	$—	$—	$72,005

	As of December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	13,506	—	—	13,506
Total	$13,506	$—	$—	$13,506
Liabilities:
Warrant Liability	—	—	108	108
Total	$—	$—	$—	$108

As of September 30, 2015 and December 31, 2014, the Company’s cash equivalents consisted principally of money market funds, which approximate their fair value due to their short-term nature. In connection with the completion of the IPO, warrants exercisable for Preferred Stock were automatically converted into warrants exercisable for Common Stock, resulting in the reclassification of the related warrant liability to additional paid-in capital as the warrants to purchase shares of Common Stock are accounted for as equity instruments (Note 6).

4.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation	$1,237	$796
Accrued contracted research costs	800	1,109
Accrued professional fees	159	791
Accrued other	241	97
Total	$2,437	$2,793

5.              Notes Payable

On August 27, 2014, the Company entered into a credit facility with MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and Square 1 Bank, which was subsequently amended on March 31, 2015 (as amended, the “Credit Facility”). The Credit Facility provides for initial borrowings of $5.0 million under a term loan (“Term Loan A”) and additional borrowings of up to $20.0 million under other term loans, for a maximum of $25.0 million. On August 27, 2014, the Company received proceeds of $5.0 million from the issuance of promissory notes under Term Loan A. On March 31, 2015, the Company received proceeds of $5.0 million from the issuance of promissory notes under another term loan (“Term Loan B”).  The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015, leaving total borrowings under the Credit Facility at $10.0 million.  All amounts outstanding under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

Interest-only payments were due monthly on amounts outstanding under the Credit Facility until September 1, 2015 and, thereafter, interest and principal payments are due in 36 equal monthly installments from October 1, 2015 through September 1, 2018.  Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other long-term liabilities.   In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. The effective interest rate as of September 30, 2015 was 11.2%.

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

Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash.  Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse change could result in acceleration of the payment of the debt. At September 30, 2015 and December 31, 2014, the Company concluded that the likelihood of the acceleration of the debt was remote, as a material adverse change had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.0%, above the rate that is otherwise applicable.

The Company assessed all terms and features of the Credit Facility in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Credit Facility, including put and call features. The Company determined that all features of the Credit Facility were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s financial statements. The Company will continue to reassess the features on a quarterly basis to determine if they require separate accounting.

The Company accounted for the amendment to the Credit Facility, effective March 31, 2015, as a debt modification pursuant to ASC Topic 470-50 Modifications and Extinguishments.

Estimated future principal payments at September 30, 2015 are as follows (in thousands):

Period Ending December 31,	Amount
Remainder 2015	$834
2016	3,333
2017	3,333
2018	2,500
Total	$10,000
Less: discount for warrants and costs paid to lender	(260)
Less: current portion	(3,191)
Note payable, net of current portion and discount	$6,549

Estimated future principal payments at December 31, 2014 are as follows (in thousands):

Year Ending December 31,	Amount
2015	$416
2016	1,667
2017	1,667
2018	1,250
Total	$5,000
Less: discount for warrants and costs paid to lender	(252)
Less: current portion	(309)
Note payable, net of current portion and discount	$4,439

During the three and nine months ended September 30, 2015, the Company recognized $0.3 million and $0.7 million, respectively, of interest expense related to the Credit Facility.

6.              Warrants

On August 27, 2014 and March 31, 2015, the Company issued the 2014 Warrants and 2015 Warrants to purchase an aggregate 315,688 shares of series B convertible preferred stock at an exercise price of $0.9503 per share to the lenders in connection with the Credit Facility (Note 5). The 2014 Warrants and 2015 Warrants were exercisable immediately on issuance and have a seven-year life. The 2014 Warrants and 2015 Warrants were recorded as a liability and re-measured at each reporting date using the then-current assumptions. In connection with the completion of the IPO, the 2014 Warrants and the 2015 Warrants were automatically converted into warrants exercisable for Common Stock, resulting in the reclassification of the related warrant liability to additional paid-in capital as the warrants to purchase shares of Common Stock met the criteria to be accounted for as equity instruments. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of September 30, 2015, the Company had no outstanding warrant liability.

The following table provides a roll-forward of the fair value of the 2014 Warrants and 2015 Warrants determined by Level 3 inputs (in thousands):

Fair Value
Balance at December 31, 2014	$108
Issuance of warrants at fair value	107
Change in fair value, recorded as a component of the other (expense) income, net	(9)
Reclassification to additional paid-in capital	(206)
Balance at September 30, 2015	$—

The fair value of warrants exercisable for 315,688 shares of series B convertible preferred stock, which upon the IPO were automatically converted into warrants exercisable for 24,566 shares of Common Stock with an exercise price of $12.14, was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30, 2015 (1)	December 31, 2014
Risk-free interest rate	1.97%	1.95%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.5	6.7
Expected volatility	75.79%	78.16%

(1)   Represents the date the warrants for series B convertible preferred stock converted to warrants for common stock

7.              Commitments

In November 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space. In December 2011, the Company signed a lease amendment (the “2011 Lease Amendment”) that expanded the leased premises beginning in the second quarter of 2012. The 2011 Lease Amendment also extended the term of the existing lease through June 30, 2017. The 2011 Lease Amendment includes a free rent period for the expansion premises and escalating rent payments. In July, 2015, the Company signed another lease amendment (the “2015 Lease Amendment”) that expanded the leased premises beginning in the third quarter of 2015.  The 2015 Lease Amendment includes escalating rent payments and is effective through June 30, 2017. The Company is recognizing rent expense on a straight-line basis over the lease term. The lease agreement provides for a five-year extension upon the completion of the lease term.

Future minimum payments required under the non-cancelable operating lease as of September 30, 2015 are summarized as follows (in thousands):

Period Ending December 31,	Amount
Remainder 2015	$235
2016	937
2017	467
Total minimum lease payments	$1,639

Rent expense for the three months ended September 30, 2015 and 2014 was $0.2 million and $0.2 million, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $0.6 million and $0.5 million, respectively.

8.              Convertible Preferred Stock

On March 13, 2015, the Company’s board of directors authorized the Company to increase the authorized number of shares of Series B Preferred Stock to 56,026,590 in connection with an anticipated Series B Preferred Stock financing. The Company subsequently issued 13,062,965 shares of Series B Preferred Stock at $0.9503 per share, and received net proceeds of $12.3 million.

Upon closing the Company’s IPO on June 30, 2015, all outstanding shares of the Company’s preferred stock were automatically converted into 9,029,549 shares of Common Stock.  As of September 30, 2015, the Company has 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.

Preferred stock may be issued from time to time in one or more series, each of such series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred Stock which may be redeemed, purchased or acquired by the Corporation may be reissued except as otherwise provided by law.

9.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of Common Stock:

	September 30, 2015	December 31, 2014
Conversion of Series A Preferred Stock	—	5,356,996
Conversion of Series B Preferred Stock	—	2,655,992
Warrants for the purchase of Preferred Stock	—	12,283
Warrants for the purchase of Common Stock	59,405	34,839
Options to purchase Common Stock	2,572,959	1,385,341
Employee Stock Purchase Plan	182,352	—
Total	2,814,716	9,445,451

10.       Stock-based compensation

Prior to the Company’s IPO, the Company granted awards to eligible participants under the 2008 equity incentive plan (“2008 Plan”). In June 2015, the Company’s board of directors adopted and the Company’s stockholders approved the 2015 Stock Incentive Plan (“2015 Plan”), which became effective immediately prior to the effectiveness of the Company’s IPO. Subsequent to the Company’s IPO, option grants are awarded to eligible participants only under the 2015 Plan.

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The maximum number of shares of Common Stock that may be delivered in satisfaction of awards under the 2015 Plan is 1,068,287 shares, plus (1) 25,942 shares that were available for grant under the 2008 Plan immediately prior to the closing of the IPO, (2) the number of shares of Common Stock subject to outstanding awards under the 2008 Plan upon closing of the IPO that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (3) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,297,334 shares of Common Stock, 4% of the number of shares of Common Stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors.

As of September 30, 2015, the Company had reserved 1,466,274 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of September 30, 2015, the Company had reserved 1,106,685 shares of Common Stock under the 2015 Plan, of which 860,948 shares remained available for future issuance.

Stock Options

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Agregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	1,226,140	$4.14	8.15	$6,579
Granted	550,797	11.69
Exercised	(25,045)	2.05
Cancelled or forfeited	(39,881)	5.46
Outstanding at September 30, 2015	1,712,011	$6.57	8.11	$4,560
Exercisable at September 30, 2015	755,860	$3.27	6.89	$3,659
Vested or expected to vest at September 30, 2015	1,586,233	$6.30	8.02	$4,489

The total intrinsic value of options exercised for the three months ended September 30, 2015 and 2014 was $0, and $0.2 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2015 and 2014 was $0.2 million and $0.3 million, respectively.

At September 30, 2015, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $5.2 million. The Company expects to recognize that cost over a weighted-average period of approximately 3.1 years.

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development	$173	$100	$505	$289
General and administrative	315	132	638	316
Total	$488	$232	$1,143	$605

Employee Stock Purchase Plan

In June 2015, the Company’s board of directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”) which became effective upon closing of the Company’s IPO. The 2015 ESPP authorizes the initial issuance of up to a total of 182,352 shares of Common Stock to participating eligible employees. The number of shares increases each January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company’s outstanding shares as of the end of the immediately preceding fiscal year, 364,705 shares and any lower amount determined by the Company’s board of directors. As of September 30, 2015 there has been no activity under the 2015 ESPP.

11.       Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options, warrants to purchase Common Stock and warrants to purchase preferred stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convertible preferred stock	—	8,012,987	—	8,012,987
Stock options	1,712,011	1,214,700	1,712,011	1,214,700
Common stock warrants	59,405	34,839	59,405	34,839
Preferred stock warrants	—	12,283	—	12,283
	1,771,416	9,274,809	1,771,416	9,274,809

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

We have applied our SMART linker technology platform to build a development pipeline that includes three clinical-stage product candidates and multiple programs in preclinical development. Our current drug candidates are small molecules. CAT-1004 is an oral small molecule that we believe has the potential to be a disease-modifying therapy for the treatment of DMD, which may be able to regenerate muscle in boys regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. In June 2015, we initiated enrollment in a Phase 1 / 2 clinical trial of CAT-1004 in boys affected by DMD, which we refer to as the MoveDMDSM trial. Our two other clinical-stage product candidates, CAT-2054 and CAT-2003, are members of our CAT-2000 series of molecules. We are initially developing CAT-2054 for the treatment of patients with hypercholesterolemia, or elevated low density lipoprotein cholesterol, or LDL-C, levels, for whom existing treatments are insufficient. Hypercholesterolemia is a disease that increases the risk of cardiovascular events. In January 2015, we initiated a Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of CAT-2054 in healthy volunteers. In August 2015, we reported top-line data for the full range of doses tested in the single and multiple ascending dose portions of the trial. We have completed three Phase 2a trials of CAT-2003 in patient populations with elevated triglycerides or hypertriglyceridemia. CAT-4001 is in preclinical studies and is being developed for the treatment of severe, rare neurodegenerative diseases, such as Friedreich’s ataxia and amyotrophic lateral sclerosis, two diseases of the central nervous system in which the Nrf2 and NF-kB pathways have been implicated.

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

In June 2015, we completed our IPO, in which we sold an aggregate of 5,750,000 shares of our common stock, including 750,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, at a price to the public of $12.00 per share.   Net proceeds from the IPO were $61.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $7.3 million.

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

We have not generated any revenue to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2015 and continue to incur net operating losses for the foreseeable future. As of September 30, 2015, we had an accumulated deficit of $98.4 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to our CAT-1004 and CAT-2054 product candidates; initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the marketing and sale of certain of our product candidates; hire additional personnel, such as clinical, regulatory, quality control and scientific personnel; and operate as a public company.

From our inception through September 30, 2015, we had raised an aggregate of $172.1 million, composed of $92.9 million from private placements of preferred stock, $69.0 million in gross proceeds from our IPO, $10 million from a secured debt financing and $0.2 million from common stock option exercises.

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

The following summarizes our most advanced current research and development programs:

•                  CAT-1004 is an orally administered SMART linker conjugate of salicylate and the omega-3 fatty acid docosahexaenoic acid, or DHA, that we designed to enhance the activity of salicylate and DHA in modulating the NF-kB pathway at multiple points. NF-kB, or nuclear factor kappa- light-chain-enhancer of activated B cells, is a protein that coordinates cellular response to damage, stress and inflammation and plays an important role in muscle health. We initiated patient enrollment in a Phase 1/2 clinical trial of CAT-1004 for the treatment of DMD in June 2015. There are three cohorts in the dose-ranging Part A of the trial and we have completed dosing for cohorts 1 and 2 and are currently scheduling cohort 3.  We expect to release results for safety, tolerability, and pharmacokinetics from Part A of this trial early in the first quarter of 2016.  Assuming adequate safety, tolerability, and pharmacokinetics in Part A of the trial, we intend to initiate the 12-week, double-blind, placebo-controlled efficacy Part B portion of this trial in the first half of 2016 and expect to report efficacy data from Part B in late 2016. If the results from our Phase 1/2 clinical trial and discussions with regulatory authorities regarding a pivotal trial are positive, we intend to initiate a six-month Phase 3 pivotal clinical trial of CAT-1004 in 2017 and to seek marketing approval based on this Phase 3 trial. The U.S. Food and Drug Administration has granted CAT-1004 orphan drug, fast track and rare pediatric disease designations for the treatment of DMD. The European Commission has granted CAT-1004 orphan medicinal product designation for DMD.

•                  CAT-2054 is an orally administered SMART linker conjugate of the omega-3 fatty acid eicosapentaenoic acid, or EPA, and nicotinic acid, designed to modulate the SREBP pathway primarily in the liver. SREBP is a master regulator of lipid metabolism. We are initially developing CAT-2054 to treat patients with hypercholesterolemia for whom existing treatments are insufficient. In January 2015, we initiated a Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of CAT-2054 in healthy volunteers. In August 2015, we reported top-line data for the full range of doses tested in the single and multiple ascending dose portions of the trial. We are actively recruiting and expect to begin dosing for a four-week Phase 2a randomized, double-blind, placebo-controlled trial of CAT-2054 in hypercholesterolemia in the fourth quarter of 2015. We plan to enroll approximately 150 patients. The primary efficacy endpoint for this trial will be percent reduction in LDL cholesterol on top of atorvastatin 40 mg.  We also will explore the activity of CAT-2054 on other metabolic parameters such as triglycerides and glucose. We expect to report data from the CAT-2054 Phase 2a trial in the third quarter of 2016.  Depending on the results of the planned Phase 2a clinical trial, we may initiate a

Phase 2b clinical trial of CAT-2054 in hypercholesterolemia or another SREBP-mediated disease such as non-alcoholic steatohepatitis.

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2015	2014
CAT-1004	$4,200	$340
CAT-2054	3,354	2,566
CAT-2003	927	2,656
Other research and platform programs	1,654	976
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	4,651	3,385
Facilities	611	552
Consultants and professional expenses, including stock-based compensation	609	527
Other	354	359
Total costs not directly allocated to programs	$6,225	$4,823
Total research and development expenses	$16,360	$11,361

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Period to Period
	2015	2014	Change
Operating expenses:
Research and development	$5,813	$4,543	$1,270
General and administrative	2,388	1,427	961
Total operating expenses	8,201	5,970	2,231
Loss from operations	(8,201)	(5,970)	(2,231)
Other expense, net	(284)	(55)	(229)
Net loss	$(8,485)	$(6,025)	$(2,460)

Research and Development Expenses

Research and development expenses increased by $1.3 million to $5.8 million for the three months ended September 30, 2015 from $4.5 million for the three months ended September 30, 2014, an increase of 29%. The increase in research and development expenses was primarily attributable to a net increase of $0.7 million in employee compensation, of which, $0.4 million was attributable to obligations under a letter agreement with a former employee, pursuant to which we agreed to make severance payments.  The remaining $0.3 million of the employee compensation increase was driven by a 21% increase in headcount, primarily in the area of development and manufacturing.  Direct program costs also increased by $0.5 million, reflecting an increase of $1.3 million for CAT-1004 driven by the start of a Phase 1/2 clinical trial, and an increase of $0.2 million in our general research and platform programs. These increases were partially offset by a decrease of $0.9 million in CAT-2003 costs due to the completion of two Phase 2 clinical trials that were active in the three months ended September 30, 2014 and a decrease of $0.1 million for CAT-2054 attributable to the completion of pre-clinical manufacturing efforts that were active in the three months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million to $2.4 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014, an increase of 71%. The increase in general and administrative expenses was primarily attributable to increased employee costs of $0.4 million associated with salaries, benefits, and stock-based compensation expenses from hiring additional senior personnel; increased consulting and professional fees of $0.4 million, including fees for market assessments for our lead drug programs, public company directors’ fees and compensation consultant fees; and increased fees and insurance expense of $0.2 million due to our public company directors and officers insurance policy and various expenses associated with public company filings.

Other (Expense) Income, Net

Other (expense) income, net consists of interest expense, which increased by $0.2 million for the three months ended September 30, 2015 due to the interest expense on our credit facility, which we entered into in August 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014, together with the dollar change in those items (in thousands):

	Nine Months Ended September 30,		Period to Period
	2015	2014	Change
Operating expenses:
Research and development	$16,360	$11,361	$4,999
General and administrative	5,966	4,443	1,523
Total operating expenses	22,326	15,804	6,522
Loss from operations	(22,326)	(15,804)	(6,522)
Other expense, net	(698)	(54)	(644)
Net loss	$(23,024)	$(15,858)	$(7,166)

Research and Development Expenses

Research and development expenses increased by $5.0 million to $16.4 million for the nine months ended September 30, 2015 from $11.4 million for the nine months ended September 30, 2014, an increase of 44%. The increase in research and development expenses was primarily attributable to a net increase of $3.6 million in direct program costs, reflecting an increase of $3.9 million in costs related to CAT-1004 primarily related to the initiation of a Phase 1/2 clinical trial, partially offset by a net decrease of $0.3 million in costs related to our other programs. In addition, the costs related to internal research and development increased by $1.3 million, $0.9 million of which was attributable to compensation increases for new hires and $0.4 million of which was attributable to obligations under a letter agreement with a former employee, pursuant to which we agreed to make severance payments.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million to $6.0 million for the nine months ended September 30, 2015 from $4.4 million for the nine months ended September 30, 2014, an increase of 34%. The increase in general and administrative expenses was primarily attributable to increased employee costs of $0.8 million associated with hiring additional senior personnel, and an increase of $0.5 million in consulting and professional expense, including recruiting costs related to the hiring of a chief business officer and senior vice president of corporate development, fees for compensation consultants and public company directors’ fees; and increased insurance expense of $0.2 million due to our public company directors and officers insurance policy and various expenses associated with public company filings.

Other Expense, Net

Other expense, net consists of interest expense, which increased by $0.7 million for the nine months ended September 30, 2015 due to the interest expense on our credit facility which we entered into in August 2014.

Liquidity and Capital Resources

Overview

From our inception through September 30, 2015, we had raised an aggregate of $172.1 million, of which $92.9 million consisted of gross proceeds from private placements of preferred stock, $10.0 million consisted of gross proceeds from a secured debt financing, $69.0 million consisted of gross proceeds from our IPO, and $0.2 million resulted from common stock option exercises. As of September 30, 2015, we had $72.7 million in cash and cash equivalents.

Initial Public Offering

In June 2015, we completed the sale of an aggregate of 5,750,000 shares of our common stock, including 750,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, in our IPO, at a price to the public of $12.00 per share.   Net proceeds from the IPO were $61.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $7.3 million.

Credit Facility

On August 27, 2014, we entered into a loan and security agreement with MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and Square 1 Bank. On March 31, 2015, we entered into an amendment to the credit facility, as amended, the Credit Facility. The Credit Facility provides for initial borrowings of $5.0 million and additional borrowings of up to $20.0 million. Concurrently with entering into the Credit Facility in August 2014, we borrowed $5.0 million under a term loan under the Credit Facility and we issued to the lenders warrants to purchase an aggregate of 157,844 shares of our series B preferred stock (24,566 shares of common stock on an as-converted basis) at an exercise price of $0.9503 per share. Concurrently with the amendment to the Credit Facility, we drew down an additional $5.0 million under our term loan under the Credit Facility and we issued to the lenders warrants to purchase an aggregate of 157,844 shares of our series B preferred stock (24,566 shares of common stock on an as-converted basis) at an exercise price of $0.9503 per share. The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015. All borrowings under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of our personal property, other than our intellectual property.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse change could result in acceleration of payment of the debt. At September 30, 2015 and December 31, 2014, we concluded that the likelihood of the acceleration of the debt was remote, as a material adverse change had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments.

We were obligated to make monthly interest-only payments on any term loans borrowed under the Credit Facility until September 1, 2015 and we are obligated to pay 36 consecutive, equal monthly installments of principal and interest from October 1, 2015 through September 1, 2018. Term loans under the Credit Facility bear interest at an annual rate of 7.49%. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility will bear interest at an annual rate that is 5.00% above the rate that is otherwise applicable. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans.

Preferred Stock Financing

In March 2015, we raised $12.4 million in gross proceeds from the sale of 13,062,965 shares of our series B preferred stock at a price per share of $0.9503.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(21,050)	$(14,492)
Net cash used in investing activities	(60)	(5,135)
Net cash provided by financing activities	79,151	4,828
Net increase (decrease) in cash and cash equivalents	$58,041	$(14,799)

Comparison of the Nine Months Ended September 30, 2015 and 2014

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.1 million for the nine months ended September 30, 2015 and consisted primarily of a net loss of $23.0 million adjusted for non-cash items (including stock-based compensation expense of $1.1 million, non-cash interest expense of $0.2 million and depreciation and amortization expense of $0.1 million), along with an increase in accounts payable of $0.6 million and an increase in accrued expenses of $0.1 million, partially offset by an increase in prepaid expenses and other current assets of $0.2 million.

Net cash used in operating activities was $14.5 million for the nine months ended September 30, 2014 and consisted primarily of a net loss of $15.9 million adjusted for non-cash items (including stock-based compensation expense of $0.6 million and depreciation and amortization expense of $0.2 million), and a net increase in operating assets of $0.6 million, which resulted primarily from a net increase in accounts payable and accrued expenses of $0.7 million, partially offset by an increase in prepaid expenses and other current assets of $0.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million during the nine months ended September 30, 2015 compared to $5.1 million during the nine months ended September 30, 2014, a decrease of $5.0 million, which resulted from our acquisition of $5.0 million in available-for-sale securities in September of 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $79.2 million during the nine months ended September 30, 2015 compared to $4.8 million during the nine months ended September 30, 2014. The cash provided by financing activities for the nine months ended September 30, 2015 primarily consisted of net proceeds received from the IPO of $61.8 million, net proceeds of $12.3 million from the issuance of 13,062,965 shares of our series B preferred stock in March 2015, and $5.0 million from our borrowings under the Credit Facility in March 2015.  The cash provided by financing activities for the nine months ended September 30, 2014 primarily consisted of $5.0 million in proceeds from borrowings under the Credit Facility, together with $0.1 million in proceeds from the exercise of common stock options, partially offset by issuance costs of $0.3 million.

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

We expect that our cash and cash equivalents, including the proceeds from our recent IPO, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of CAT-1004, CAT-2054 and our other current and potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

In July 2015, we entered into an amendment to our lease in order to expand the rentable square footage of our leased premises from approximately 14,817 square feet to approximately 18,876 square feet. Pursuant to the amendment we became responsible for paying rent with respect to such additional square footage on September 1, 2015. As a result, the future minimum payments under the lease increased from approximately $1.5 million to approximately $1.8 million, of which approximately $1.6 million remained outstanding as of September 30, 2015. Our obligation to make these payments runs through June 30, 2017.

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2015, we had cash and cash equivalents of $72.7 million and, as of December 31, 2014, we had cash and cash equivalents of $14.7 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

As of September 30, 2015 and December 31, 2014, we had no liabilities denominated in foreign currencies.

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

As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting.

During the nine months ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing business environment that involves multiple risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this Quarterly Report on Form 10-Q and in our subsequent filings with the Securities and Exchange Commission, or SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and expect to incur significant and increasing losses for at least the next several years. We may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $18.1 million and $21.9 million for the years ended December 31, 2013 and 2014, respectively, and $23.0 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $98.4 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through our initial public offering of common stock, private placements of our preferred stock and debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•                  continue to develop and conduct clinical trials with respect to our product candidates CAT-1004 and CAT-2054, including an ongoing Phase 1/2 clinical trial of CAT-1004 for which we initiated patient enrollment in June 2015, and a Phase 2a clinical trial of CAT-2054 for which we intend to begin dosing in the fourth quarter of 2015;

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

We began operations in 2008. Our operations to date have been limited to financing and staffing our company and developing our technology and conducting preclinical research and early-stage clinical trials for our product candidates. We have not yet demonstrated an ability to successfully conduct pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We believe that our existing cash and cash equivalents as of September 30, 2015, including the net proceeds from our recent initial public offering of common stock, will enable us to fund our operating expenses, debt service and capital expenditure requirements through the first quarter of 2017. Our estimate as to how long we expect our existing cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of September 30, 2015, we had $10.0 million of outstanding borrowings under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

•                  commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and

•                  our ability to compete with other therapies, including, in the case of CAT-1004, therapies targeting dystrophin, utrophin,  myostatin and inflammatory mediators.

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

The clinical trials that we conduct may also have inclusion criteria that further limit the population of patients that we are able to enroll. For example, for the Phase 1/2 clinical trial of CAT-1004 for which we initiated patient enrollment in June 2015, we are enrolling only ambulatory boys between ages four and seven who have not used steroids for at least six months prior to the trial. These inclusion criteria could present challenges to enrollment because steroid therapy for DMD is often initiated in this age range.

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

The development and commercialization of new drug products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs, including DMD and hypercholesterolemia.

We are initially developing CAT-1004 for the treatment of DMD. While there are currently no therapies approved for the treatment of DMD in the United States, corticosteroid therapy is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation. In addition, a number of companies are developing therapies to treat DMD, one of which is already on the market in Europe and others are in the process of registration or late stage clinical development, including BioMarin Pharmaceuticals, Eli Lilly, Marathon Pharmaceuticals, PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

We are initially developing CAT-2054 for the treatment of hypercholesterolemia. There are many widely available products, including statins, cholesterol absorption inhibitors and PCSK9 monoclonal antibodies, approved for the treatment of patients with hypercholesterolemia. The market and development pipeline for cholesterol regulating therapies is especially large and competitive. If CAT-2054 is approved for the treatment of hypercholesterolemia, either as monotherapy or in combination therapies, it will face intense competition from current approved therapies as well as a number of therapeutic approaches in development, including cholesterol ester transfer protein inhibitors, including those being developed by Amgen and Merck; and other alternative therapies being developed by a range of competitors, including Esperion.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, conducting pivotal Phase 3 clinical trials of CAT-2054 in patients with hypercholesterolemia will likely involve significant cost and we expect that we would conduct any large Phase 3 clinical trial of CAT-2054 in patients with hypercholesterolemia in collaboration with one or more partners. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for CAT-1004 and other product candidates from foreign regulatory authorities, we may enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of CAT-1004 and other product candidates outside of the United States and Canada.

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

While we have obtained composition of matter patents with respect to our most advanced product candidates, we also rely on trade secret protection for certain aspects of technology platform, including certain aspects of our SMART linker technology platform. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. While we have obtained orphan drug designation from the FDA and orphan medicinal product designation from the European

Commission (EC) for CAT-1004 for the treatment of DMD, we, or any future collaborators, may seek orphan drug designations for other product candidates or in other jurisdictions and may be unable to obtain such designations.

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

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because FDA has taken the position that, under certain circumstances, another drug with the same active moiety can be approved for the same condition.  Specifically, the FDA’s regulations provide that it can approve another drug  with the same active moiety  for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Pursuant to SOX Section 404 we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of November 1, 2015, we have outstanding 15,297,794 shares of common stock, of which 9,547,794 shares are subject to restrictions on transfer under 180-day lock up arrangements with the underwriters of our public offering.  These restrictions are due to expire on December 21, 2015, resulting in these shares becoming eligible for resale into the public market on December 22, 2015 if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701.

On August 14, 2015, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of November 1, 2015, we had outstanding options to purchase an aggregate of approximately 1,683,323 shares of our common stock, of which options to purchase approximately 974,831 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the applicable lock-up agreements entered into in connection with our public offering.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 79.6% of our capital stock as of November 1, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Set forth below is information regarding options granted by us during the three months ended September 30, 2015 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed. No underwriters were involved in any such issuances.

During the three months ended September 30, 2015, we granted options to purchase an aggregate of 161,867 shares of common stock, at an exercise price of $14.05 per share, to an executive officer and director and to a consultant pursuant to our 2015 Stock Incentive Plan.  The stock options described above were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.  All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

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

The net offering proceeds to us, after deducting underwriting discounts of $4.8 million and offering expenses payable by us totaling $2.4 million, were approximately $61.7 million.

As of September 30, 2015, we had used approximately $7.8 million of the net offering proceeds primarily to fund the costs of the clinical development of CAT-1004 and CAT-2054, to fund research and development to advance other product candidates and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2015.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Exhibit
10.1	Second Amendment of Lease dated as of July 16, 2015, by and between the Registrant and DWF IV one Kendall, LLC
31.1	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catabasis Pharmaceuticals, Inc.

Date: November 12, 2015	By:	/s/ IAN C. SANDERSON
Ian C. Sanderson
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)