Form 10-Q
period 2016-03-31
CATABASIS PHARMACEUTICALS INC
filed 2016-05-12
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 1, 2016, there were 15,374,213 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•                  our plans to identify, develop and commercialize novel therapeutics based on our SMART linker technology platform;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$23,818	$62,780
Available-for-sale securities	28,758	—
Prepaid expenses and other current assets	810	772
Total current assets	53,386	63,552
Property and equipment, net	770	504
Restricted cash	113	113
Total assets	$54,269	$64,169
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,626	$1,328
Accrued expenses	2,615	3,278
Current portion of notes payable, net of discount	3,190	3,173
Total current liabilities	7,431	7,779
Deferred rent, net of current portion	13	26
Notes payable, net of current portion and discount	4,917	5,720
Other liability	184	151
Total liabilities	12,545	13,676
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 15,361,988 and 15,313,297 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	15	15
Additional paid-in capital	159,123	158,488
Accumulated other comprehensive income	14	—
Accumulated deficit	(117,428)	(108,010)
Total stockholders’ equity	41,724	50,493
Total liabilities and stockholders’ equity	$54,269	$64,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Research and development	$6,436	$4,616
General and administrative	2,770	1,744
Total operating expenses	9,206	6,360
Loss from operations	(9,206)	(6,360)
Other (expense) income:
Interest expense	(243)	(149)
Interest and investment income	53	—
Other (expense) income, net	(22)	9
Total other expense	(212)	(140)
Net loss	$(9,418)	$(6,500)
Net loss per share - basic and diluted	$(0.61)	$(13.14)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	15,335,516	494,590

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net Loss	$(9,418)	$(6,500)
Other comprehensive income:
Unrealized gains on available-for-sale securities	14	—
Total other comprehensive income:	14	—
Comprehensive loss	$(9,404)	$(6,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(9,418)	$(6,500)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	92	52
Stock-based compensation expense	548	301
Accretion of discount/premium on investment securities	38	—
Non-cash interest expense	79	38
Changes in assets and liabilities:
Prepaid expenses and other current assets	(38)	(194)
Other assets	(2)	—
Accounts payable	230	(79)
Accrued expenses	(663)	(837)
Deferred rent	(13)	(9)
Net cash used in operating activities	(9,147)	(7,228)
Investing activities
Purchases of available-for-sale securities	(32,111)	—
Sales and maturities of available-for-sale securities	3,332	—
Purchases of property and equipment	(290)	(25)
Net cash used in investing activities	(29,069)	(25)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	12,331
Proceeds from exercise of common stock options and warrants	87	51
Proceeds from borrowing	—	5,000
Payments on borrowing	(833)	—
Deferred initial public offering costs	—	(487)
Debt issuance costs	—	(7)
Net cash (used in) provided by financing activities	(746)	16,888
Net (decrease) increase in cash and cash equivalents	(38,962)	9,635
Cash and cash equivalents, beginning of period	62,780	14,668
Cash and cash equivalents, end of period	$23,818	$24,303
Supplemental disclosure of cash flow information
Cash paid for interest	$163	$94
Non-cash financing activities
Warrants for the purchase of series B preferred stock issued in conjunction with credit facility	$—	$107
Initial public offering costs in accounts payable and accrued liabilities	$—	$475
Fixed asset purchases included in accounts payable	$68	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Organization and Operations

The Company

Catabasis Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on the Company’s proprietary Safely Metabolized And Rationally Targeted, or SMART, linker drug discovery platform. The Company’s SMART linker technology platform enables the Company to engineer product candidates that can simultaneously modulate multiple targets in a disease. The Company’s proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. The Company’s primary focus is on treatments for rare diseases. The Company is also developing product candidates for the treatment of serious lipid disorders.  The Company has applied its SMART linker drug discovery platform to build an internal pipeline of product candidates for rare diseases and plans to pursue partnerships to develop additional product candidates. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

In June 2015, the Company completed its initial public offering (the “IPO”).  All of the shares issued and sold in the IPO were registered pursuant to a registration statement on Form S-1, as amended.  An aggregate of 5,750,000 shares of the Company’s common stock (“Common Stock”) registered pursuant to the registration statement were sold at a price to the public of $12.00 per share (including 750,000 shares of Common Stock sold pursuant to the exercise of an overallotment option granted to the Company’s underwriters in connection with the IPO).  Net proceeds of the IPO were $61.7 million, after deducting underwriting discounts, commissions and offering-related expenses payable by the Company of approximately $7.3 million. In connection with the IPO, all shares of the Company’s convertible preferred stock (“Preferred Stock”) were automatically converted into an aggregate of 9,029,549 shares of Common Stock and outstanding warrants to purchase 315,688 shares of Preferred Stock were automatically converted into warrants to purchase 24,566 shares of Common Stock.

As of March 31, 2016, the Company had an accumulated deficit of $117.4 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since inception. The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. At March 31, 2016, the Company had sufficient cash, cash equivalents and marketable securities to fund operations through at least June 30, 2017.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary, all of which are of a normal and recurring nature, for the fair presentation of the Company’s financial position for the periods presented.

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2015 and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2016.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Catabasis Securities Corporation.  All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

Prior to completion of the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its Common Stock. The board of directors determined the estimated fair value of the Common Stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of Preferred Stock, the achievement of research and development milestones, the superior rights and preferences of securities senior to the Common Stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants (“AICPA”), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (“AICPA Practice Aid”), to estimate the fair value of its Common Stock. The methodologies included the Option Pricing Method utilizing the Back-solve Method (a form of the market approach defined in the AICPA Practice Aid) and the Probability-Weighted Expected Return Method based upon the probability of occurrence of certain future liquidity events such as an initial public offering or sale of the Company. Each valuation methodology included estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could result in different fair values of the Common Stock at each valuation date.

The Company utilizes certain estimates to record expenses relating to research and development contracts. These contract estimates, which are primarily related to the length of service of each contract, are determined by the Company based on input from internal project management, as well as from third-party service providers.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock.

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

During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015

Research and development	$172	$168
General and administrative	376	133
Total	$548	$301

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of Common Stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the Company’s dilutive net loss per share calculation, Preferred Stock, stock options, warrants to purchase Common Stock and warrants to purchase Preferred Stock were considered to be Common Stock equivalents but were excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented.

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2016	2015
Convertible preferred stock	—	9,029,551
Stock options	2,197,030	1,388,218
Common stock warrants	36,084	34,839
Preferred stock warrants	—	24,566
	2,233,114	10,477,174

Deferred Financing Costs

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in an entity’s balance sheet as a direct deduction from the associated debt liability. The standard is retrospectively effective for annual reporting periods beginning after December 15, 2015.

The Company adopted the standard in the three months ended March 31, 2016, which resulted in a balance sheet reclassification of issuance costs in connection with its notes payable of approximately $32 thousand recorded in prepaid expenses and other current assets and approximately $22 thousand recorded in other assets to a reduction in current portion of notes payable, net of discount and in notes payable, net of current portion and discount, respectively. The Company’s adoption of this standard did not have any impact on its results of operations or cash flows for the three months ended March 31, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”), which is effective for annual periods ending after December 15, 2016.  Early adoption is permitted.  ASU 2014-15 provides new guidance on (1) management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period and (2) related financial statement disclosures.  The Company has not yet adopted the guidance prescribed by ASU 2014-15. If this standard had been adopted as of March 31, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern.  However, the Company faces certain risks and uncertainties, as further described in Note 1. Organization and Operations that could have affected this analysis. The Company will continue to evaluate the potential impact that ASU 2014-15 may have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This standard amends the existing guidance in an attempt to simplify several aspects of accounting for employee share-based payment transactions.  It is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2015 Annual Report on Form 10-K, and there were no significant changes to such policies in the quarter ended March 31, 2016.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three-month period ended March 31, 2016 or 2015.

The Company’s investment portfolio includes mainly fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company determines the fair value of available-for-sale securities (Note 4) using Level 2 inputs. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of March 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$15,539	$—	$—	$15,539
U.S. government-sponsored securities	—	7,151	—	7,151
Available-for-sale securities:
Corporate debt securities	—	23,134	—	23,134
U.S. government-sponsored securities	—	5,624	—	5,624
Total assets	$15,539	$35,909	$—	$51,448

	As of December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	$62,004	$—	$—	$62,004
Total assets	$62,004	$—	$—	$62,004

At March 31, 2016 and December 31, 2015, the Company’s cash equivalents consisted principally of money market funds, which approximated their fair value due to their short-term nature.

At March 31, 2016 and December 31, 2015, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

4.              Available-for-Sale Securities

As of December 31, 2015, the Company held no available-for-sale securities. The following table summarizes the available-for-sale securities held at March 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Corporate debt securities	$23,122	$14	$(2)	$23,134
U.S. government-sponsored securities	5,622	2	—	5,624
Total	$28,744	$16	$(2)	$28,758

The contractual maturities of all securities held at March 31, 2016 were one year or less. There were seven available-for-sale securities in an unrealized loss position at March 31, 2016, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these securities at March 31, 2016 was approximately $6.1 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments that were in unrealized loss positions at March 31, 2016, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, the Company concluded that it did not hold any securities with other-than-temporary impairment at March 31, 2016.

Gross realized gains and losses on the sales of available-for-sale securities are included in other (expense) income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other (expense) income, were not material to the Company’s condensed consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other (expense) income is based on the specific identification method for purposes of recording realized gains and losses. During the three-month period ended March 31, 2016 the Company received $3.3 million in proceeds from sales of available-for-sale securities the gains on which were not material to the Company’s condensed consolidated results of operations.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued compensation	$567	$1,181
Accrued contracted research costs	1,306	1,261
Accrued professional fees	73	181
Accrued other	669	655
Total	$2,615	$3,278

6.              Notes Payable

On August 27, 2014, the Company entered into a credit facility with MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and Square 1 Bank, which was subsequently amended in March and December, 2015 (as amended, the “Credit Facility”). The Credit

Facility provided for initial borrowings of $5.0 million under a term loan (“Term Loan A”) and additional borrowings of up to $20.0 million under other term loans, for a maximum of $25.0 million. On August 27, 2014, the Company received proceeds of $5.0 million from the issuance of promissory notes under Term Loan A. On March 31, 2015, the Company received proceeds of $5.0 million from the issuance of promissory notes under another term loan (“Term Loan B”).  The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015, leaving total borrowings under the Credit Facility at $10.0 million.  All amounts outstanding under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

Interest-only payments were due monthly on amounts outstanding under the Credit Facility until September 1, 2015 and, thereafter, interest and principal payments are due in 36 equal monthly installments from October 1, 2015 through September 1, 2018.  Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other long-term liabilities.   In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. The effective interest rate as of March 31, 2016 was 11.2%.

In conjunction with Term Loan A, the Company issued warrants (the “2014 Warrants”) to purchase 157,844 shares of series B convertible preferred stock at an exercise price of $0.9503 per share to the lenders. In conjunction with Term Loan B, the Company issued warrants (the “2015 Warrants”) to purchase an additional 157,844 shares of series B convertible preferred stock at an exercise price of $0.9503 per share to the lenders. The 2014 Warrants and 2015 Warrants were exercisable immediately and have seven-year lives. The 2014 Warrants and 2015 Warrants were initially valued at $0.1 million and $0.1 million, respectively, using the Black-Scholes option-pricing model. The Company recorded debt discounts of $0.1 million and $0.1 million upon issuance of the 2014 Warrants and 2015 Warrants, respectively, which are being accreted as interest expense using the effective-interest method over the remaining term of the loan.

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

Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash.  Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At March 31, 2016 and December 31, 2015, the Company concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

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

The Company accounted for the March 2015 amendment to the Credit Facility as a debt modification pursuant to ASC Topic 470-50 Modifications and Extinguishments.  The December 2015 amendment to the Credit Facility was effected primarily to allow the Company to establish a subsidiary and did not impact the accounting treatment.

Estimated future principal payments at March 31, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder 2016	$2,500
2017	3,333
2018	2,500
Total	$8,333
Less: discount for warrants and costs paid to lender	(226)
Less: current portion	(3,190)
Note payable, net of current portion and discount	$4,917

During the three months ended March 31, 2016 and 2015, the Company recognized $0.2 million and $0.1 million of interest expense related to the Credit Facility, respectively.

7.              Commitments

In November 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space. In December 2011, the Company signed a lease amendment (the “2011 Lease Amendment”) that expanded the leased premises beginning in the second quarter of 2012. The 2011 Lease Amendment also extended the term of the existing lease through June 30, 2017. The 2011 Lease Amendment includes a free rent period for the expansion premises and escalating rent payments. In July 2015, the Company signed another lease amendment (the “2015 Lease Amendment”) that expanded the leased premises beginning in the third quarter of 2015.  The 2015 Lease Amendment includes escalating rent payments and is effective through June 30, 2017. The Company is recognizing rent expense on a straight-line basis over the lease term. The lease agreement provides for a five-year extension upon the completion of the lease term.

Future minimum payments required under the non-cancelable operating lease as of March 31, 2016 are summarized as follows (in thousands):

Period Ending December 31,	Amount
Remainder 2016	$703
2017	467
Total minimum lease payments	$1,170

Rent expense for the three months ended March 31, 2016 and 2015 was $0.2 million, and $0.2 million, respectively.

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

Prior to the IPO, the holders of the Preferred Stock had certain voting and dividend rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the Preferred Stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of Common Stock.

Upon the closing of the Company’s IPO on June 30, 2015, all outstanding shares of the Preferred Stock were automatically converted into 9,029,549 shares of Common Stock.  As of March 31 2016, the Company has 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.

Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

9.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of Common Stock:

	March 31, 2016	December 31, 2015
Warrants for the purchase of Common Stock	36,084	59,405
Options to purchase Common Stock	3,141,868	2,557,456
Employee Stock Purchase Plan	335,484	182,352
Total	3,513,436	2,799,213

10.       Stock Incentive Plans

Prior to the IPO, the Company granted awards to eligible participants under its 2008 Equity Incentive Plan (“2008 Plan”). In May 2015, the Company’s board of directors adopted and, in June 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (“2015 Plan”), which became effective immediately prior to the effectiveness of the IPO. Subsequent to the IPO, option grants are awarded to eligible participants only under the 2015 Plan.

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

As of March 31, 2016, the Company had reserved 1,383,236 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of March 31, 2016, the Company had reserved 1,758,632 shares of Common Stock under the 2015 Plan, of which 944,838 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through March 31, 2016, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,723,554	$6.66	7.92	$4,267
Granted	514,145	4.57
Exercised	(28,119)	2.21
Cancelled or forfeited	(12,550)	7.29
Outstanding at March 31, 2016	2,197,030	$6.22	8.20	$2,070
Exercisable at March 31, 2016	870,918	$3.97	6.71	$1,695
Vested or expected to vest at March 31, 2016	2,013,343	$6.09	8.09	$2,025

The total intrinsic value of options exercised for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.2 million, respectively. The total fair value of employee options vested for the three months ended March 31, 2016 and 2015 was $0.5 million and $0.6 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended March 31, 2016 and 2015 was $2.96 and $6.93, respectively.

At March 31, 2016, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $5.6 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan

In June 2015, the Company’s board of directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”) which became effective upon closing of the IPO. The 2015 ESPP initially authorizes the issuance of up to a total of 182,352 shares of Common Stock to participating eligible employees. The number of authorized shares increases each January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company’s outstanding shares as of the first day of the applicable year, 364,705 shares and any lower amount determined by the Company’s board of directors. The January 1, 2016 increase added 153,132 authorized shares to the plan.  As of March 31, 2016, there had been no shares issued under the 2015 ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

CAT-1004, also known as edasalonexent, is an oral small molecule that we believe has the potential to be a disease-modifying therapy for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. CAT-1004 is a SMART linker conjugate of salicylate, a non-steroidal anti-inflammatory drug, and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to CAT-1004 for the treatment of DMD. The European Commission, or EC, also has granted orphan medicinal product designation to CAT-1004 for the treatment of DMD.

We are currently conducting the MoveDMDSM Phase 1/2 trial of CAT-1004 in boys with DMD between ages four and seven.  We have reported positive results from Part A of the MoveDMD trial.  We initiated Part B of the MoveDMD trial in April 2016 and expect to report top-line Part B data in late 2016, contingent on patient enrollment. If the results from our MoveDMD clinical trial and discussions with regulatory authorities regarding a pivotal trial are positive, we intend to initiate a six-month Phase 3 pivotal clinical trial of CAT-1004 in 2017.  If the results from the Phase 3 clinical trial are positive, we intend to seek marketing approval for CAT-1004. We hold rights to CAT-1004 throughout the world.

Our CAT-2000 series is our other clinical-stage program. We applied our SMART linker drug discovery platform to engineer the CAT-2000 series product candidates to inhibit the Sterol Regulatory Element Binding Protein, or SREBP, pathway. We used different SMART linkers to produce two CAT-2000 series product candidates, CAT-2054 and CAT-2003.  These product candidates possess different pharmacokinetic and biodistribution characteristics. CAT-2003, our first generation product candidate, is an orally administered molecule that inhibits the SREBP pathway predominately in the intestine.  CAT-2054, our second generation product candidate, is an orally administered molecule that inhibits the SREBP pathway predominately in the liver. We are developing CAT-2054 as a potential therapy for hypercholesterolemia and Nonalcoholic Steatohepatitis, or NASH.

By inhibiting SREBP, a master regulator of lipid metabolism in the body, CAT-2054 has the potential to significantly reduce low-density lipoprotein cholesterol, or LDL-C, and liver fat; it may also have beneficial effects on other metabolic parameters such as triglycerides and glucose. We are developing CAT-2054 as a potential therapy for hypercholesterolemia and NASH because we believe that this profile may differentiate CAT-2054 from currently approved therapies and others in development. We initiated a Phase 2a trial in patients with hypercholesterolemia in December 2015, which is ongoing.  We anticipate that we will report top-line data from the Phase 2a trial around mid-year 2016.  Additionally, we have generated positive data in preclinical models with a CAT-2054 analog that support the therapeutic potential of the CAT-2000 series in NASH.

CAT-4001 is a SMART linker conjugate of monomethyl fumarate and DHA. CAT-4001 is a small molecule that activates Nrf2 and inhibits NF-kB, or nuclear factor kappa-light chain enhancer of activated B cells, that we are developing as a potential treatment for neurodegenerative diseases such as Friedreich’s ataxia and amyotrophic lateral sclerosis, or ALS. Nrf2, or Nuclear factor (erythroid-derived 2)-like 2, is a gene transcription factor, a protein that works inside of cells to control the expression of genes, that controls the body’s response to cellular stress and oxidative damage.  The Nrf2 and NF-kB pathways have been implicated in Friedreich’s ataxia and ALS. We plan to conduct investigational new drug application, or IND, enabling studies in 2016 for CAT-4001. We hold rights to CAT-4001 throughout the world.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for our three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, a secured debt financing, and our initial public offering, or IPO. From our inception through March 31, 2016, we had raised an aggregate of $172.3 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $10.0 million was from a secured debt financing and $0.4 million was from common stock option and warrant exercises.

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

In connection with our IPO, all shares of our preferred stock were automatically converted into an aggregate of 9,029,549 shares of our common stock and our outstanding warrants to purchase 315,688 shares of preferred stock were automatically converted into warrants to purchase 24,566 shares of common stock with an exercise price of $12.2114 per share.

We have not generated any revenue to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2016 and continue to incur net operating losses for the foreseeable future. As of March 31, 2016, we had an accumulated deficit of $117.4 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to our CAT-1004 and CAT-2054 product candidates; initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the marketing and sale of certain of our product candidates; hire additional personnel, such as clinical, regulatory, quality control and scientific personnel; and operate as a public company.

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

The following summarizes our most advanced current research and development programs:

•                  CAT-1004 is an orally administered SMART linker conjugate of salicylate and DHA, which we designed to inhibit NF-kB, a protein that is activated in DMD and drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration. We are currently conducting the MoveDMD Phase 1/2 trial of CAT-1004 in boys with DMD between ages four and seven.  We have reported positive results from Part A of the MoveDMD trial, and results indicated that all three doses of CAT-1004 studied were generally well tolerated with no safety signals observed. Pharmacokinetic results demonstrated CAT-1004 plasma exposure levels consistent with those previously observed in adults at which inhibition of NF-kB was observed. We reported top-line results for positive NF-kB biomarker data in April 2016 that demonstrated NF-kB target engagement via statistically significant reduction in NF-kB controlled gene expression in a dose-dependent manner.  We initiated Part B of the MoveDMD trial in April 2016 and expect to report top-line Part B data in late 2016, contingent on patient enrollment. If the safety profile of CAT-1004 continues to be acceptable, we anticipate an open label extension study from MoveDMD Part B in 2016. If the results from our MoveDMD clinical trial and discussions with regulatory authorities regarding a pivotal trial are positive, we intend to initiate a six-month Phase 3 pivotal clinical trial of CAT-1004 in 2017.  If the results from the Phase 3 clinical trial are positive, we intend to seek marketing approval for CAT-1004. The FDA has granted CAT-1004 orphan drug, fast track and rare pediatric disease designations for the treatment of DMD. The EC has granted CAT-1004 orphan medicinal product designation for the treatment of DMD. We hold rights to CAT-1004 throughout the world.

•                  CAT-2054 is an orally administered SMART linker conjugate of the omega-3 fatty acid eicosapentaenoic acid, or EPA, and nicotinic acid, designed to modulate the SREBP pathway primarily in the liver.  By inhibiting SREBP, a master regulator of lipid metabolism in the body, CAT-2054 has the potential to significantly reduce LDL-C and liver fat; it may also have beneficial effects on other metabolic parameters such as triglycerides and glucose. We are developing CAT-2054 as a potential therapy for hypercholesterolemia and NASH, because we believe that this profile may differentiate CAT-2054 from currently approved therapies and others in development. We initiated a Phase 2a trial in patients with hypercholesterolemia in December 2015, which is ongoing.  We anticipate that we will report top-line data from the

Phase 2a trial around mid-year 2016.  Additionally, we have generated positive data in preclinical models with a CAT-2054 analog that support the therapeutic potential of the CAT-2000 series in NASH.  We hold rights to CAT-2054 throughout the world, and we intend to seek a partner for the program prior to initiating Phase 3 clinical trials.

•                  CAT-2003 is our first-generation product candidate in the CAT-2000 series, and is an orally administered SMART linker conjugate of EPA and nicotinic acid that we designed to modulate the SREBP pathway. We have completed three Phase 2a trials of CAT-2003 in patient populations with elevated triglycerides or hypertriglyceridemia in which we observed positive effects of CAT-2003 on triglycerides, LDL-C and glucose. We also observed gastrointestinal side effects. While we have chosen to prioritize the development of CAT-2054 over CAT-2003, we believe that the clinical trial data for CAT-2003 support the utility of our SMART linker drug discovery platform and the potential to treat lipid and metabolic disorders by modulating the SREBP pathway.

•                  CAT-4001 is a conjugate of monomethyl fumarate and DHA that we designed to combine the potentially beneficial activities of monomethyl fumarate and DHA on the Nrf2 and NF-kB pathways. We are developing CAT-4001 initially for the treatment of neurodegenerative diseases in which the Nrf2 and NF-kB pathways have been implicated, such as Friedreich’s ataxia and ALS. We plan to conduct IND enabling studies in 2016 for CAT-4001. We hold rights to CAT-4001 throughout the world.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2016	2015
CAT-1004	$1,624	$777
CAT-2054	1,605	1,033
CAT-2003	106	351
Other research and platform programs	952	468
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	1,533	1,443
Facilities	224	207
Consultants and professional expenses, including stock-based compensation	214	211
Other	178	126
Total costs not directly allocated to programs	2,149	1,987
Total research and development expenses	$6,436	$4,616

Since inception, the total direct expenses to support the CAT-1004 program have been $16.1 million.  Since we began separately tracking CAT-2054 in 2013, the direct expenses to support that program have totaled $10.8 million.

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

We anticipate that our general and administrative expenses will increase in the future to support our continued operations, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, insurance costs and investor relations costs.

Other (Expense) Income

Other (expense) income, net consists of interest expense incurred on debt instruments, amortized deferred financing costs and amortized debt discount, net amortization expense on available-for-sale securities and changes in the fair value of warrant liability, as offset by any interest income earned on our cash and cash equivalents. Upon completion of our IPO in June 2015, warrants to purchase preferred stock were converted to warrants to purchase common stock and as a result, we no longer record fair value adjustment for warrants.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC, on March 15, 2016, which we refer to as our 2015 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the dollar change in those items (in thousands):

	Three Months Ended March 31,		Period-to-
	2016	2015	Period Change
Operating expenses:
Research and development	$6,436	$4,616	$1,820
General and administrative	2,770	1,744	1,026
Total operating expenses	9,206	6,360	2,846
Loss from operations	(9,206)	(6,360)	(2,846)
Other expense	(212)	(140)	(72)
Net loss	$(9,418)	$(6,500)	$(2,918)

Research and Development Expenses

Research and development expenses increased by $1.8 million to $6.4 million for the three months ended March 31, 2016 from $4.6 million for the three months ended March 31, 2015, an increase of 39%. The increase in research and development expenses was primarily attributable to a net increase of $1.6 million in direct program costs, reflecting an increase of $0.8 million in costs related to CAT-1004 primarily related to the MoveDMD Phase 1/2 clinical trial, an increase of $0.6 million in costs related to CAT-2054 primarily related to the Phase 2 clinical trial, and a net increase of $0.2 million in costs related to our other programs. In addition, the costs related to internal research and development increased by $0.2 million primarily related to employee compensation costs.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million to $2.7 million for three months ended March 31, 2016 from $1.7 million for the three months ended March 31, 2015, an increase of 59%. The increase in general and administrative expenses was primarily attributable to increased employee costs of $0.6 million associated with salaries, benefits, and stock-based compensation expenses for new hires; increased consulting and professional fees and franchise taxes of $0.1 million, driven by the costs of becoming and operating as a public company; increased insurance expense of $0.1 million due to our public company directors and officers insurance policy; and increased facilities expense of $0.1 million and general office expense of $0.1 million associated with the expansion of our leased office space in the third quarter of 2015.

Other Expense

Other expense increased by $0.1 million to $0.2 million for the three months ended March 31, 2016 from $0.1 million for the three months ended March 31, 2015. Other expense primarily consists of interest expense, which increased by $0.1 million for the three months ended March 31, 2016 as compared to the prior year period due to increased interest expense on our credit facility resulting from drawing down a $5.0 million tranche in March 2015.

Liquidity and Capital Resources

From our inception through March 31, 2016, we raised an aggregate of $172.3 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $10.0 million was from a secured debt financing and $0.4 million was from common stock option and warrant exercises. As of March 31, 2016, we had $23.8 million in cash and cash equivalents and $28.8 million in available-for-sale securities.

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

Credit Facility

On August 27, 2014, we entered into a loan and security agreement with MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and Square 1 Bank, or the Credit Facility. In March and December, 2015, we entered into amendments to the Credit Facility, or the March 2015 Amendment and the December 2015 Amendment, respectively. As amended, the Credit Facility provided for initial borrowings of $5.0 million and additional borrowings of up to $20.0 million. Concurrently with entering into the Credit Facility in August 2014, we borrowed $5.0 million under a term loan under the Credit Facility and we issued to the lenders warrants to purchase an aggregate of 157,844 shares of our series B preferred stock at an exercise price of $0.9503 per share. Concurrently with the March 2015 Amendment, we drew down an additional $5.0 million under our term loan under the Credit Facility and we issued to the lenders warrants to purchase an aggregate of 157,844 shares of our series B preferred stock at an exercise price of $0.9503 per share. The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015. All borrowings under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of our personal property, other than our intellectual property. The December 2015 Amendment revised terms to allow for the creation of a wholly owned subsidiary entity.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At March 31, 2016 and December 31, 2015, we concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table provides information regarding our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(9,147)	$(7,228)
Net cash used in investing activities	(29,069)	(25)
Net cash (used in) provided by financing activities	(746)	16,888
Net (decrease) increase in cash and cash equivalents	$(38,962)	$9,635

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.1 million for the three months ended March 31, 2016 and consisted primarily of a net loss of $9.4 million adjusted for non-cash items, including stock-based compensation expense of $0.6 million, non-cash interest expense of $0.1 million and depreciation and amortization expense of $0.1 million, and a net increase in operating assets of $0.5 million, which resulted primarily from a decrease in accrued expenses of $0.7 million partially offset by an increase in accounts payable of $0.2 million.

Net cash used in operating activities was $7.2 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $6.5 million adjusted for non-cash items, including stock-based compensation expense of $0.3 million and depreciation and amortization expense of $0.1 million, and a net increase in operating assets of $1.1 million, which resulted primarily from a net decrease in accounts payable and accrued expenses of $0.9 million and an increase in prepaid expenses and other current assets of $0.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $29.1 million during the three months ended March 31, 2016 compared to $25,000 during the three months ended March 31, 2015, which was attributable to net purchases of available-for-sale securities of $28.8 million and $0.3 million in laboratory equipment purchases.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.7 million during the three months ended March 31, 2016 compared to $16.9 million in net cash provided by financing activities during the three months ended March 31, 2015. The cash used in financing activities in the three months ended March 31, 2016 was primarily attributable to $0.8 million in repayment of principal on the Credit Facility partially offset by $0.1 million in proceeds from common stock option and warrant exercises.  The cash provided by financing activities for the three months ended March 31, 2015 primarily consisted of net proceeds of $12.3 million from the issuance of 13,062,965 shares of our series B preferred stock in March 2015 and gross proceeds of $5.0 million from our borrowings under the Credit Facility partially offset by payments of deferred offering costs of $0.5 million.

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

We expect that our cash, cash equivalents and marketable securities at March 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements through at least June 30, 2017.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of CAT-1004, CAT-2054 and our other current and potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had cash and cash equivalents and available-for-sale securities of $52.6 million and, as of December 31, 2015, we had cash and cash equivalents of $62.8 million.  Our cash and cash equivalents at each date consisted primarily of money market funds and our available-for-sale securities at March 31, 2016 consisted primarily of corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our available-for-sale securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our available-for-sale securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We have no significant operations outside the United States and we do not expect to be impacted significantly by foreign currency fluctuations.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $32.6 million, $21.9 million and $18.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and $9.4 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $117.4 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through our initial public offering of common stock, private placements of our preferred stock and debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We will be required to expend significant funds in order to advance the development of CAT-1004 and CAT-2054, as well as our other product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates, and, in particular, expect that we would conduct any large Phase 3 clinical trial of CAT-2054 in collaboration with one or more partners that would pay most of the associated costs, we may not be able to enter into a collaboration for any of our product candidates on suitable terms or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.  We do not have any committed external source of funds.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2016 will enable us to fund our operating expenses, debt service and capital expenditure requirements through at least June 30, 2017. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of March 31, 2016, we had $8.3 million of outstanding borrowings under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

We are focused on discovering and developing novel therapeutics by applying our Safely Metabolized And Rationally Targeted, or SMART, linker drug discovery platform. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in later stage clinical trials or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated numerous compounds using our SMART linker drug discovery platform, we have not yet advanced a compound into Phase 3 clinical development and no product created using the SMART linker drug discovery platform has ever been approved for sale.

We are dependent on the success of our product candidates CAT-1004 and CAT-2054. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize at least one of these product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of CAT-1004 for the treatment of DMD, and CAT-2054 for the potential treatment of hypercholesterolemia and Nonalcoholic Steatohepatitis, or NASH. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize at least one of these product candidates.

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

Because we are developing CAT-1004 for the treatment of DMD, a disease for which regulatory authorities have not issued definitive guidance as to how to measure and demonstrate efficacy, and we are developing CAT-2054 for the treatment of NASH, a disease for which there are no currently approved therapies in the United States, there is increased risk that the outcome of our clinical trials will not be satisfactory for marketing approval.

There is currently no approved therapy for DMD in the United States. In addition, there has been limited historical clinical trial experience for the development of drugs to treat the underlying cause of DMD. As a result, the design and conduct of clinical trials for this disease, particularly for drugs to address the underlying cause of this disease, is subject to increased risk. In particular, regulatory authorities in the United States have not issued definitive guidance as to how to measure and demonstrate efficacy.  The primary endpoint in our MoveDMD Phase 1/2 clinical trial of CAT-1004 for the treatment of DMD is the change in muscle inflammation as measured by magnetic resonance imaging, or MRI, of leg muscles. MRI markers of leg muscle inflammation have been observed to increase with age but decrease with initiation of steroid therapy. We have also included as exploratory endpoints the timed function tests best suited for this age group, specifically the 10 meter walk/run, time to stand and 4-stair climb tests, as well as other strength and functional measures, including the North Star ambulatory assessment and the pediatric outcome data collection instrument.   However, due to the age and development stage of the patients we intend to enroll in this clinical trial, these endpoints may not be sufficiently sensitive to demonstrate efficacy over the twelve week period of the trial.  Similarly, there is currently no approved therapy for NASH in the United States.  As a result, the design and conduct of clinical trials for this disease is subject to increased risk.

The regulatory approval process for product candidates that target rare diseases, including DMD, Friedreich’s Ataxia, and amyotrophic lateral sclerosis, is uncertain.

Due to the lack of precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any of our product candidates that target rare diseases is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned investigational new drug applications, or INDs, and NDAs for our product candidates, in a timely manner, or at all. For example, DMD is a rare disease for which there is currently no FDA approved therapeutic.  Further, the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval. Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

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

The clinical trials that we conduct may also have inclusion criteria that further limit the population of patients that we are able to enroll. For example, for Part B of our Phase 1/2 clinical trial of CAT-1004 for which we initiated patient enrollment in April 2016, we intend to enroll only ambulatory boys between ages four and seven who have not used steroids for at least six months prior to the trial. These inclusion criteria could present challenges to enrollment because steroid therapy for DMD is often initiated in this age range.

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

We are developing CAT-2054 for the treatment of hypercholesterolemia. There are many widely available products, including statins, cholesterol absorption inhibitors and PCSK9 monoclonal antibodies, approved for the treatment of patients with hypercholesterolemia. The market and development pipeline for cholesterol regulating therapies is especially large and competitive. If CAT-2054 is approved for the treatment of hypercholesterolemia, either as monotherapy or in combination therapies, it will face intense competition from current approved therapies as well as a number of therapeutic approaches in development, including cholesterol ester transfer protein inhibitors, including those being developed by Amgen and Merck; and other alternative therapies being developed by a range of competitors, including Esperion. We are also developing CAT-2054 for the treatment of NASH.  If CAT-2054 is approved for the treatment of NASH, it similarly may face strong competition from other therapeutic approaches, including those currently in development by a number of competitors already in clinical trials, among them, Intercept Pharmaceuticals, Inc., Genfit SA, Galmed Pharmaceuticals, Ltd. and Gilead Sciences, Inc.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, conducting pivotal Phase 3 clinical trials of CAT-2054 in patients with hypercholesterolemia and/or NASH will likely involve significant cost and we expect that we would conduct any large Phase 3 clinical trial of CAT-2054 in collaboration with one or more partners. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. While we have obtained orphan drug designation from the FDA and orphan medicinal product designation from the European Commission for CAT-1004 for the treatment of DMD, we, or any future collaborators, may seek orphan drug designations for other product candidates or in other jurisdictions and may be unable to obtain such designations.

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

A rare pediatric disease designation may not lead to the receipt of a Priority Review Voucher, even if CAT-1004 is approved, due to the potential expiration of the FDA’s Rare Pediatric Disease program.

The FDA has awarded rare pediatric disease Priority Review Vouchers to sponsors of drug candidates to treat rare pediatric disease products, if the treatment sponsors apply for this designation and meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA.  The Priority Review Voucher may be sold or transferred an unlimited number of times.   In September

2015, the FDA notified us that we obtained rare pediatric disease designation for CAT-1004 for the treatment of DMD.  The FDA’s rare pediatric disease designation gives us the potential to receive a Priority Review Voucher if CAT-1004 is approved.  However, the rare pediatric disease Priority Review Voucher program is set to expire in September 2016 under a provision that sunsets the law after the FDA approves the third pediatric review voucher, which was in March 2015, so we may not receive a Priority Review Voucher even if CAT-1004 is approved.  Legislation is pending that could extend the Priority Review Voucher program through December 2018. There is no guarantee that this legislation will pass or that we will be in a position to obtain the Priority Review Voucher prior to expiration of the program, even if the legislation passes.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our Chief Executive Officer and to attract, retain and motivate qualified personnel.

We are highly dependent on the pharmaceutical research and development, business development and financial expertise of Jill C. Milne, our President and Chief Executive Officer. Although we have entered into an employment agreement with Dr. Milne, this agreement does not prevent her from terminating her employment with us at any time. In the future, we may be dependent on other members of our management, scientific and development team.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed.  Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Although we commenced an on-going search for a chief financial officer, or CFO, due to the departure of our former CFO, Ian Sanderson, in April 2016, there is strong competition to hire a qualified CFO in the biotechnology industry, and there is no guarantee that we will be able to timely fill this position.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 1, 2016, we have outstanding 15,374,213 shares of common stock.  Moreover, holders of an aggregate of 8,101,466 shares of our common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of May 1, 2016, we had outstanding options to purchase an aggregate of approximately 2,213,938 shares of our common stock, of which options to purchase approximately 918,543 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 75.3% of our capital stock as of May 1, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Set forth below is information regarding options granted by us during the three months ended March 31, 2016 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such options and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed. No underwriters were involved in any such issuances.

•                  In February 2016, we issued 2,917 shares of our common stock upon the exercise of warrants at an exercise price of $1.67 per share.

•                  In March 2016, we issued 11,668 shares of our common stock upon the exercise of warrants at an exercise price of $1.67 per share, and 5,987 shares of our common stock upon the cashless exercise of warrants to purchase 8,753 shares of our common stock.

All recipients either received adequate information about us or had access, through employment or other relationships, to such information.  These issuances of shares of our common stock were exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.

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

As of March 31, 2016, we had used approximately $25.6 million of the net offering proceeds primarily to fund the costs of the clinical development of CAT-1004 and CAT-2054, to fund research and development to advance other product candidates and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2015.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Exhibit
10.1

Consulting Agreement, dated March 31, 2016, by and between the Registrant and Ian C. Sanderson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on April 1, 2016)

10.2	Summary of Non-employee Director Compensation Program
10.3

Catabasis Pharmaceuticals, Inc. Executive Severance Benefits Plan effective April 15, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on April 19, 2016)

31.1

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catabasis Pharmaceuticals, Inc.

Date: May 12, 2016	By:	/s/ JILL C. MILNE, PH.D.
Jill C. Milne, Ph,D.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)