Form 10-Q
period 2016-06-30
CATABASIS PHARMACEUTICALS INC
filed 2016-08-11
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, there were 15,381,418 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

•                  our ability to receive research and development funding and achieve anticipated milestones under future collaborations;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$24,278	$62,780
Available-for-sale securities	18,539	—
Prepaid expenses and other current assets	912	772
Total current assets	43,729	63,552
Property and equipment, net	718	504
Restricted cash	113	113
Total assets	$44,560	$64,169
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,559	$1,328
Accrued expenses	2,656	3,278
Current portion of notes payable, net of discount	3,207	3,173
Total current liabilities	7,422	7,779
Deferred rent, net of current portion	—	26
Notes payable, net of current portion and discount	4,109	5,720
Other liability	215	151
Total liabilities	11,746	13,676
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 15,381,418 and 15,313,297 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	15	15
Additional paid-in capital	159,664	158,488
Accumulated other comprehensive income	8	—
Accumulated deficit	(126,873)	(108,010)
Total stockholders’ equity	32,814	50,493
Total liabilities and stockholders’ equity	$44,560	$64,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$6,818	$5,931	$13,254	$10,547
General and administrative	2,578	1,833	5,348	3,578
Total operating expenses	9,396	7,764	18,602	14,125
Loss from operations	(9,396)	(7,764)	(18,602)	(14,125)
Other (expense) income:
Interest expense	(220)	(279)	(463)	(428)
Interest and investment income	80	—	133	—
Other income, net	91	4	69	13
Total other expense, net	(49)	(275)	(261)	(415)
Net loss	$(9,445)	$(8,039)	$(18,863)	$(14,540)
Net loss per share - basic and diluted	$(0.61)	$(8.07)	$(1.23)	$(19.46)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	15,373,964	996,592	15,354,740	747,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Loss	$(9,445)	$(8,039)	$(18,863)	$(14,540)
Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities	(6)	—	8	—
Total other comprehensive income (loss):	(6)	—	8	—
Comprehensive loss	$(9,451)	$(8,039)	$(18,855)	$(14,540)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(18,863)	$(14,540)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	195	93
Stock-based compensation expense	1,065	655
Accretion of discount/premium on investment securities	77	—
Non-cash interest expense	153	123
Gain on the sale of fixed assets	(25)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(140)	(174)
Accounts payable	210	649
Accrued expenses	(622)	(11)
Deferred rent	(26)	(18)
Net cash used in operating activities	(17,976)	(13,223)
Investing activities
Purchases of available-for-sale securities	(32,111)	—
Sales and maturities of available-for-sale securities	13,503	—
Purchases of property and equipment	(388)	(35)
Sale of property and equipment	25	—
Net cash used in investing activities	(18,971)	(35)
Financing activities
Proceeds from initial public offering, net of issuance costs	—	62,763
Proceeds from issuance of preferred stock, net of issuance costs	—	12,331
Proceeds from exercise of common stock options and warrants	111	51
Proceeds from borrowing	—	5,000
Payments on borrowing	(1,666)	—
Debt issuance costs	—	(7)
Net cash (used in) provided by financing activities	(1,555)	80,138
Net (decrease) increase in cash and cash equivalents	(38,502)	66,880
Cash and cash equivalents, beginning of period	62,780	14,668
Cash and cash equivalents, end of period	$24,278	$81,548
Supplemental disclosure of cash flow information
Cash paid for interest	$463	$254
Non-cash financing activities
Fixed asset purchases included in accounts payable	$21	$—
Warrants for the purchase of series B preferred stock issued in conjunction with credit facility	$—	$110
Initial public offering costs in accounts payable and accrued liabilities	$—	$970
Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	$—	$1,787
Reclassification of warrant liability to additional paid-in capital	$—	$206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Organization and Operations

The Company

Catabasis Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on the Company’s proprietary Safely Metabolized And Rationally Targeted, or “SMART” linker drug discovery platform. The Company’s SMART linker technology platform enables the Company to engineer product candidates that can simultaneously modulate multiple targets in a disease. The Company’s proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. The Company’s primary focus is on treatments for rare diseases. The Company has applied its SMART linker drug discovery platform to build an internal pipeline of product candidates for rare diseases and plans to pursue partnerships to develop additional product candidates. The Company was incorporated in the State of Delaware on June 26, 2008.

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

As of June 30, 2016, the Company had an accumulated deficit of $126.9 million The Company has relied on its ability to fund its operations through private and public equity and debt financings. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.  However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all.

At June 30, 2016, the Company believes that it has cash, cash equivalents and available-for-sale investments to fund its current operating plan through at least June 30, 2017. For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2015 and notes thereto, included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2016 (the “2015 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

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

During the three and six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Research and development	$179	$165	$351	$333
General and administrative	338	189	714	322
Total	$517	$354	$1,065	$655

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of Common Stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the Company’s dilutive net loss per share calculation, stock options and warrants to purchase Common Stock were considered to be Common Stock equivalents but were excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented.

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	2,087,442	1,534,201	2,087,442	1,534,201
Common stock warrants	24,566	59,405	24,566	59,405
	2,112,008	1,593,606	2,112,008	1,593,606

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

The Company adopted the standard in the three months ended March 31, 2016, which resulted in a balance sheet reclassification of issuance costs in connection with its notes payable of approximately $32 thousand recorded in prepaid expenses and other current assets and approximately $22 thousand recorded in other assets to a reduction in current portion of notes payable, net of discount and in notes payable, net of current portion and discount, respectively. The Company’s adoption of this standard did not have any impact on its results of operations or cash flows for the six months ended June 30, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”), which provides guidance on determining when and how to disclose going concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for an entity’s annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Had the Company adopted this guidance, additional disclosure in the Company’s financial statements as of June 30, 2016 would have resulted. The Company faces certain risks and uncertainties, as further described in Note 1, that could have affected this analysis. The Company will continue to evaluate the potential impact that ASU No. 2014-15 may have in the future.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2015 Annual Report on Form 10-K, and there were no significant changes to such policies in the six months ended June 30, 2016.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the six months ended June 30, 2016 or 2015.

The Company’s investment portfolio includes fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company determines the fair value of available-for-sale securities (Note 4) using Level 2 inputs. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of June 30, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$23,515	$—	$—	$23,515
Available-for-sale securities:
Corporate debt securities	—	14,833	—	14,833
U.S. government-sponsored securities	—	3,706	—	3,706
Total assets	$23,515	$18,539	$—	$42,054

	As of December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	$62,004	$—	$—	$62,004
Total assets	$62,004	$—	$—	$62,004

At June 30, 2016 and December 31, 2015, the Company’s cash equivalents consisted principally of money market funds, which approximated their fair value due to their short-term nature.

At June 30, 2016 and December 31, 2015, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

4.              Available-for-Sale Securities

As of December 31, 2015, the Company held no available-for-sale securities. The following table summarizes the available-for-sale securities held at June 30, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Corporate debt securities	$14,826	$7	$—	$14,833
U.S. government-sponsored securities	3,705	1	—	3,706
Total	$18,531	$8	$—	$18,539

The contractual maturities of all securities held at June 30, 2016 were one year or less. There were two available-for-sale securities in an unrealized loss position at June 30, 2016, neither of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these securities at June 30, 2016 was approximately $1.5 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments that were in unrealized loss positions at June 30, 2016, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, the Company concluded that it did not hold any securities with other-than-temporary impairment at June 30, 2016.

Gross realized gains and losses on the sales of available-for-sale securities are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. During the three and six-month periods ended June 30, 2016 the Company received $4.5 million and $7.8 million in proceeds from sales of available-for-sale securities, respectively, the gains on which were not material to the Company’s condensed consolidated results of operations.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued compensation	$740	$1,181
Accrued contracted research costs	1,364	1,261
Accrued professional fees	17	181
Accrued other	535	655
Total	$2,656	$3,278

6.              Notes Payable

On August 27, 2014, the Company entered into a credit facility with MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and Square 1 Bank, which was subsequently amended in March and December 2015 (as amended, the “Credit Facility”). The Credit Facility provided for initial borrowings of $5.0 million under a term loan (“Term Loan A”) and additional borrowings of up to $20.0 million under other term loans, for a maximum of $25.0 million. On August 27, 2014, the Company received proceeds of $5.0 million from the issuance of promissory notes under Term Loan A. On March 31, 2015, the Company received proceeds of $5.0 million from the issuance of promissory notes under another term loan (“Term Loan B”).  The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015, leaving total borrowings under the Credit Facility at $10.0 million.  All amounts outstanding under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

Interest-only payments were due monthly on amounts outstanding under the Credit Facility until September 1, 2015 and, thereafter, interest and principal payments are due in 36 equal monthly installments from October 1, 2015 through September 1, 2018.  Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other long-term liabilities.   In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. The effective interest rate as of June 30, 2016 was 11.2%.

In conjunction with Term Loan A, the Company issued warrants (the “2014 Warrants”) to purchase 157,844 shares of series B convertible preferred stock at an exercise price of $0.9503 per share to the lenders. In conjunction with Term Loan B, the Company issued warrants (the “2015 Warrants”) to purchase an additional 157,844 shares of series B convertible preferred stock at an exercise price of $0.9503 per share to the lenders. Upon the closing of the Company’s IPO on June 30, 2015, the 2014 Warrants and 2015 Warrants were automatically converted into warrants to purchase an aggregate 24,566 shares of Common Stock at an exercise price of $12.2114 per share. The 2014 Warrants and 2015 Warrants were exercisable immediately and have seven-year lives. The 2014 Warrants and 2015 Warrants were initially valued at $0.1 million and $0.1 million, respectively, using the Black-Scholes option-pricing model. The Company recorded debt discounts of $0.1 million and $0.1 million upon issuance of the 2014 Warrants and 2015 Warrants, respectively, which are being accreted as interest expense using the effective-interest method over the remaining term of the loan.

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

Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash.  Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At June 30, 2016 and December 31, 2015, the Company concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

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

Estimated future principal payments at June 30, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder 2016	$1,667
2017	3,333
2018	2,500
Total	$7,500
Less: discount for warrants and costs paid to lender	(184)
Less: current portion	(3,207)
Note payable, net of current portion and discount	$4,109

During the three months ended June 30, 2016 and 2015, the Company recognized $0.2 million and $0.3 million of interest expense related to the Credit Facility, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized $0.5 million and $0.4 million of interest expense related to the Credit Facility, respectively.

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

Future minimum payments required under the non-cancelable operating lease as of June 30, 2016 are summarized as follows (in thousands):

Period Ending December 31,	Amount
Remainder 2016	$468
2017	467
Total minimum lease payments	$935

Rent expense for the three months ended June 30, 2016 and 2015 was $0.2 million and $0.2 million, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $0.4 million and $0.4 million, respectively.

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

Upon the closing of the Company’s IPO on June 30, 2015, all outstanding shares of the Preferred Stock were automatically converted into 9,029,549 shares of Common Stock.  As of June 30, 2016, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.

Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

9.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of Common Stock:

	June 30, 2016	December 31, 2015
Warrants for the purchase of Common Stock	24,566	59,405
Options to purchase Common Stock	3,133,107	2,557,456
Employee Stock Purchase Plan	335,484	182,352
Total	3,493,157	2,799,213

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

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The maximum number of shares of Common Stock that may be delivered in satisfaction of awards under the 2015 Plan is 1,068,287 shares, plus (1) 25,942 shares that were available for grant under the 2008 Plan immediately prior to the closing of the IPO, (2) the number of shares of Common Stock subject to outstanding awards under the 2008 Plan upon closing of the IPO that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (3) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,297,334 shares of Common Stock, 4% of the number of shares of Common Stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The January 1, 2016 increase added 612,531 authorized shares to the plan.

As of June 30, 2016, the Company had reserved 1,320,660 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of June 30, 2016, the Company had reserved 1,812,447 shares of Common Stock under the 2015 Plan, of which 1,045,665 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through June 30, 2016, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,723,554	$6.66	7.92	$4,267
Granted	541,395	4.58
Exercised	(36,880)	1.86
Cancelled or forfeited	(140,627)	6.00
Outstanding at June 30, 2016	2,087,442	$6.25	7.94	$986
Exercisable at June 30, 2016	962,927	$4.46	6.67	$942
Vested or expected to vest at June 30, 2016	2,013,028	$6.20	7.89	$985

The total intrinsic value of options exercised for the three months ended June 30, 2016 and 2015 was $32,000 and $0, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2016 and 2015 was $0.2 million and $0.2 million, respectively. The total fair value of employee and non-employee options vested for the three months ended June 30, 2016 and 2015 was $0.6 million and $0.2 million, respectively. The total fair value of employee and non-employee options vested for the six months ended June 30, 2016 and 2015 was $1.1 million and $0.8 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended June 30, 2016 and 2015 was $3.09 and $7.71, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the six months ended June 30, 2016 and 2015 was $2.96 and $7.01, respectively.

At June 30, 2016, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $4.7 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.7 years.

Employee Stock Purchase Plan

In June 2015, the Company’s board of directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”) which became effective upon closing of the IPO. The 2015 ESPP initially authorizes the issuance of up to a total of 182,352 shares of Common Stock to participating eligible employees. The number of authorized shares increases each January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company’s outstanding shares as of the first day of the applicable year, 364,705 shares and any lower amount determined by the Company’s board of directors. The January 1, 2016 increase added 153,132 authorized shares to the plan.  As of June 30, 2016, there had been no shares issued under the 2015 ESPP.

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

Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule that, based on its mechanism of action, we believe has the potential to be a disease-modifying therapy for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration.  We are currently conducting the MoveDMD® Phase 1/2 trial of edasalonexent in boys with DMD between ages four and seven.  The MoveDMD trial is a three-part clinical trial investigating the safety and efficacy of edasalonexent in DMD.  We have reported positive results from Part A of the MoveDMD trial.  We initiated Part B of the MoveDMD trial in April 2016 and initiated an open label extension of Part B in July 2016.  We expect to report top-line Part B data in late 2016, contingent on patient enrollment and trial conduct.  If the results from our MoveDMD clinical trial are positive and discussions with regulatory authorities regarding a pivotal trial are supportive, in 2017, we intend to initiate a six-month Phase 3 placebo-controlled pivotal clinical trial of edasalonexent in ambulatory boys with DMD aged 4 to 7 and an additional clinical trial in non-ambulatory boys with DMD.   The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD.  The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.  We hold rights to edasalonexent throughout the world.

We applied our SMART linker drug discovery platform to engineer our CAT-2000 series product candidates to inhibit the Sterol Regulatory Element Binding Protein, or SREBP, pathway. Inhibitors of SREBP have been proposed for the treatment of hyperlipidemias and nonalcoholic steatohepatitis, or NASH, based on the role of SREBP in lipid metabolism and known human polymorphisms associated with NASH disease progression.  We have advanced two CAT-2000 molecules, CAT-2003 and CAT-2054, into clinical development and intend to pursue a partnership for further development of the CAT-2000 series in NASH. We hold rights to the CAT-2000 series throughout the world.

We are developing a pipeline of preclinical assets using our SMART linker drug discovery platform to potentially treat rare diseases including amyotrophic lateral sclerosis, or ALS, Friedreich’s ataxia and cystic fibrosis.  These assets include CAT-4001, for which we are continuing preclinical activities.  We hold rights to CAT-4001 throughout the world.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, a secured debt financing, and our initial public offering, or IPO. From our inception through June 30, 2016, we have raised an aggregate of $172.3 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $10.0 million was from a secured debt financing and $0.4 million was from common stock option and warrant exercises.

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

We have not generated any revenue to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2016 and continue to incur net operating losses for the foreseeable future. As of June 30, 2016, we had an accumulated deficit of $126.9 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to edasalonexent and other product candidates; initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the marketing and sale of certain of our product candidates; hire additional personnel, such as clinical, regulatory, quality control and scientific personnel; and operate as a public company.

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

The following summarizes our most advanced current research and development programs:

Edasalonexent

Edasalonexent is a SMART linker conjugate of salicylate, a non-steroidal anti-inflammatory drug, and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties.  We designed edasalonexent to inhibit NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, a protein that is activated in DMD and drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration.  We have reported positive results from Part A of the MoveDMD trial, and results indicated that all three doses of edasalonexent studied were generally well tolerated with no safety signals observed. For the 67 mg/kg/day and 100 mg/kg/day dosing levels, pharmacokinetic results demonstrated edasalonexent plasma exposure levels consistent with those previously observed in adults at which inhibition of NF-kB was observed. We reported top-line results for positive NF-kB biomarker data that demonstrated NF-kB target engagement via statistically significant reduction in NF-kB controlled gene expression for the 67 mg/kg/day and 100 mg/kg/day dosing levels. These are the doses we have advanced to Part B of the trial.  We initiated Part B of the MoveDMD trial in April 2016 and initiated an open label extension of Part B in July 2016, which is expected to provide additional safety and efficacy data on edasalonexent when administered for up to 48 weeks.  We expect to report top-line Part B data in late 2016, contingent on patient enrollment and trial conduct.  If the results from our MoveDMD clinical trial are positive and discussions with regulatory authorities regarding a pivotal trial are supportive, in 2017, we intend to initiate a six-month Phase 3 placebo-controlled pivotal clinical trial of edasalonexent in ambulatory boys with DMD aged 4 to 7 and an additional clinical trial in non-ambulatory boys with DMD.  If the results from the Phase 3 clinical trial are positive, we intend to seek marketing approval for edasalonexent.

CAT-2000 Series

Our CAT-2000 compounds are SMART linker conjugates of nicotinic acid and the long chain fatty acid, eicosapentaenoic acid, or EPA.  The linkers for our CAT-2000 series compounds are cleaved through intracellular enzymatic hydrolysis, to release the component bioactives to inhibit SREBP.  By using different linkers, we have produced product candidates within the CAT-2000 series that possess different hydrolysis rates, resulting in distinct pharmacokinetics, biodistribution and pharmacology.  We have been able to demonstrate enzymatic hydrolysis and inhibition of SREBP in in vitro studies with CAT-2000 molecules.  In addition, in vivo, CAT-2000 molecules have demonstrated efficacy in multiple preclinical models of hyperlipidemias and NASH.

We have advanced two CAT-2000 molecules into clinical development, CAT-2003 and CAT-2054. CAT-2003 was identified based on its activity in preclinical models of hyperlipidemia and of NASH.  In clinical trials, CAT-2003’s rapid hydrolysis rate appeared to target it to the intestine and supported the potential for treatment of hypertriglyceridemias, and, in preclinical models, we observed that CAT-2003 reduced fasting and post-prandial triglycerides in models of hypertriglyceridemia; reduced low density lipoprotein cholesterol, or LDL-C, proprotein convertase subtilisin kexin 9, or PCSK9, and atherosclerotic lesions in models of hypercholesterolemia; and reduced inflammation, fibrosis, liver fat and ballooning degeneration in models of NASH.  In clinical trials of CAT-2003 given orally, no safety signals were identified but gastrointestinal adverse events were observed at higher doses, leading us to prioritize other development programs, including CAT-2054. CAT-2054 was identified based on its activity in preclinical models of hypercholesterolemia and was designed to have a slower hydrolysis rate to target it to the liver for potential utility in hypercholesterolemia and NASH.

In Phase 1 clinical trials of CAT-2054 given orally, no safety signals were identified and the gastrointestinal tolerability issues seen with CAT-2003 were significantly reduced.  In addition, decreases in LDL-C of up to 20%, which were statistically significant compared to baseline for all dose levels, were observed after 14 days of dosing and seven days of follow-up.  In a Phase 2a clinical trial of CAT-2054 in patients with hypercholesterolemia on high intensity statins, we did not see reductions in LDL-C.  In a pre-specified analysis of patients more likely to have NASH in this trial, a potentially favorable pattern in liver function tests, or LFTs, was seen, however the clinical relevance of this observation is not known. We believe the lack of LDL-C activity was due to a hydrolysis rate of CAT-2054 that was insufficient to produce levels of active metabolite that could effectively inhibit the form of SREBP that controls LDL-C metabolism.  We believe that the portfolio of CAT-2000 molecules, which includes the clinical-stage molecules CAT-2003 and CAT-2054 and other discovery-stage molecules with intermediate rates of hydrolysis, provide an opportunity to develop a therapy for NASH.

We intend to pursue a partnership for further development of the CAT-2000 series.  We hold rights to the CAT-2000 series throughout the world.

CAT-4001

CAT-4001 is a conjugate that we designed to combine the potentially beneficial activities of monomethyl fumarate and DHA on the Nuclear factor (erythroid-derived 2)-like 2, or Nrf2, and NF-kB pathways. Nrf2 is a gene transcription factor, a protein that works inside cells to control the expression of genes that controls the body’s response to cellular stress and oxidative damage. We are developing CAT-4001 initially for the treatment of neurodegenerative diseases in which the Nrf2 and NF-kB pathways have been implicated, such as Friedreich’s ataxia and ALS. We are continuing preclinical activities with CAT-4001.

Other research and development programs include activities related to exploratory efforts, target validation and lead optimization for our early stage programs and our proprietary platform technology.  Our focus in these efforts is on rare diseases such as ALS, Friedreich’s ataxia and cystic fibrosis.

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

The following table summarizes our research and development expenses by program (in thousands):

	Six Months Ended June 30,
	2016	2015
Edasalonexent	$3,558	$2,731
CAT-2054	3,309	2,331
CAT-2003	88	542
Other research and platform programs	1,834	1,026
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	3,076	2,857
Facilities	458	411
Consultants and professional expenses, including stock-based compensation	561	406
Other	370	243
Total costs not directly allocated to programs	4,465	3,917
Total research and development expenses	$13,254	$10,547

Since inception, the total direct expenses to support the edasalonexent program have been $18.0 million.  Since we began separately tracking CAT-2054 in 2013, the direct expenses to support that program have totaled $12.5 million.

The successful development of our product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from edasalonexent, any of the CAT-2000 series molecules or any of our other current or potential product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainties of:

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

We anticipate that our general and administrative expenses will increase in the future to support our continued operations, potential commercialization of our product candidates and costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, insurance costs and investor relations costs.

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

During the six months ended June 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 15, 2016, which we refer to as our 2015 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the dollar change in those items (in thousands):

	Three Months Ended June 30,		Period-to-
	2016	2015	Period Change
Operating expenses:
Research and development	$6,818	$5,931	$887
General and administrative	2,578	1,833	745
Total operating expenses	9,396	7,764	1,632
Loss from operations	(9,396)	(7,764)	(1,632)
Other expense, net	(49)	(275)	226
Net loss	$(9,445)	$(8,039)	$(1,406)

Research and Development Expenses

Research and development expenses increased by $0.9 million to $6.8 million for the three months ended June 30, 2016 from $5.9 million for the three months ended June 30, 2015, an increase of 15%. The increase in research and development expenses was primarily attributable to a net increase of $0.5 million in direct program costs, reflecting an increase of $0.4 million in costs related to CAT-2054 primarily related to the Phase 2 clinical trial and a net increase of $0.1 million in costs related to our other programs. In addition, the costs related to internal research and development increased by $0.4 million, primarily related to employee compensation costs.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million to $2.6 million for three months ended June 30, 2016 from $1.8 million for the three months ended June 30, 2015, an increase of 44%. The increase in general and administrative expenses was primarily attributable to increased employee costs of $0.3 million primarily associated with salaries, benefits and stock-based compensation expenses for new hires; increased consulting and professional fees of $0.3 million, driven by the costs of becoming and operating as a public company; increased insurance expense of $0.1 million due to our public company directors and officers insurance policy; and increased general office expense of $0.1 million associated with general growth and the expansion of our leased office space in the third quarter of 2015.

Other Expense, Net

Other expense net decreased by $0.2 million to $49 thousand for the three months ended June 30, 2016 from $0.3 million for the three months ended June 30, 2015, primarily due to $0.2 million in gains from insurance settlements relating to facility damage and a $0.1 million decrease in interest expense due to the amortization of principal on our credit facility.

Comparison of the six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the dollar change in those items (in thousands):

	Six Months Ended June 30,		Period-to-
	2016	2015	Period Change
Operating expenses:
Research and development	$13,254	$10,547	$2,707
General and administrative	5,348	3,578	1,770
Total operating expenses	18,602	14,125	4,477
Loss from operations	(18,602)	(14,125)	(4,477)
Other expense, net	(261)	(415)	154
Net loss	$(18,863)	$(14,540)	$(4,323)

Research and Development Expenses

Research and development expenses increased by $2.7 million to $13.3 million for the six months ended June 30, 2016 from $10.5 million for the six months ended June 30, 2015, an increase of 27%. The increase in research and development expenses was primarily attributable to a net increase of $2.2 million in direct program costs, reflecting an increase of $1.0 million in costs related to CAT-2054 primarily related to its Phase 2 clinical trial, an increase of $0.8 million in costs related to edasalonexent, primarily related to the MoveDMD Phase 1/2 clinical trial, and a net increase of $0.4 million in costs related to our other programs. In addition, costs related to internal research and development increased by $0.6 million, primarily related to employee and consultant compensation costs.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million to $5.3 million for six months ended June 30, 2016 from $3.6 million for the six months ended June 30, 2015, an increase of 47%. The increase in general and administrative expenses was primarily attributable to increased employee costs of $0.9 million primarily associated with salaries, benefits, and stock-based compensation expenses for new hires; increased consulting and professional fees of $0.4 million, driven by the costs of becoming and operating as a public company; increased insurance expense of $0.2 million due to our public company directors and officers insurance policy; and increased facilities expense of $0.1 million and general office expense of $0.1 million associated with the expansion of our leased office space in the third quarter of 2015.

Other Expense, Net

Other expense, net decreased by $0.2 million to $0.2 million for the six months ended June 30, 2016 from $0.4 million for the six months ended June 30, 2015. The decrease in other expense, net was primarily attributable to gains of $0.2 million from insurance settlements relating to water damage in our offices.

Liquidity and Capital Resources

From our inception through June 30, 2016, we raised an aggregate of $172.3 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $10.0 million was from a secured debt financing and $0.4 million was from common stock option and warrant exercises. As of June 30, 2016, we had $24.3 million in cash and cash equivalents and $18.5 million in available-for-sale securities.

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

Credit Facility

On August 27, 2014, we entered into a loan and security agreement with MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and Square 1 Bank, or the Credit Facility. In March and December 2015, we entered into amendments to the Credit Facility, or the March 2015 Amendment and the December 2015 Amendment, respectively. As amended, the Credit Facility provided for initial borrowings of $5.0 million and additional borrowings of up to $20.0 million. Concurrently with entering into the Credit Facility in August 2014, we borrowed $5.0 million under a term loan under the Credit Facility and we issued to the lenders warrants to purchase an aggregate of 157,844 shares of our series B preferred stock at an exercise price of $0.9503 per share. Concurrently with the March 2015 Amendment, we drew down an additional $5.0 million under our term loan under the Credit Facility and we issued to the lenders warrants to purchase an aggregate of 157,844 shares of our series B preferred stock at an exercise price of $0.9503 per share. The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015. All borrowings under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of our personal property, other than our intellectual property. The December 2015 Amendment revised terms to allow for the creation of a wholly owned subsidiary entity.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At June 30, 2016 and December 31, 2015, we concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(17,976)	$(13,223)
Net cash used in investing activities	(18,971)	(35)
Net cash (used in) provided by financing activities	(1,555)	80,138
Net (decrease) increase in cash and cash equivalents	$(38,502)	$66,880

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.0 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $18.9 million adjusted for non-cash items, including stock-based compensation expense of $1.1 million, depreciation and amortization expense of $0.2 million and non-cash interest expense of $0.2 million, and a net increase in operating assets of $0.6 million, which resulted primarily from a decrease in accrued expenses.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $19.0 million during the six months ended June 30, 2016 compared to $35,000 during the six months ended June 30, 2015, which was attributable to net purchases of available-for-sale securities of $18.6 million and $0.4 million in net laboratory equipment purchases.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $1.6 million during the six months ended June 30, 2016 compared to $80.1 million in net cash provided by financing activities during the six months ended June 30, 2015. The cash used in financing activities in the six months ended June 30, 2016 was primarily attributable to $1.7 million in repayment of principal on the Credit Facility, partially offset by $0.1 million in proceeds from common stock option and warrant exercises.  The cash provided by financing activities for the six months ended June 30, 2015 was primarily attributable to net proceeds of $62.8 million from the issuance of 5,750,000 shares of common stock in our IPO in June 2015, $12.3 million from the issuance of 13,062,965 shares of our series B preferred stock in March 2015 and gross proceeds of $5.0 million from our borrowings under the Credit Facility.

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

We expect that our cash, cash equivalents and marketable securities at June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements through at least June 30, 2017.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our current and potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016, we had cash and cash equivalents and available-for-sale securities of $42.8 million and, as of December 31, 2015, we had cash and cash equivalents of $62.8 million.  Our cash and cash equivalents at each date consisted primarily of money market funds and our available-for-sale securities at June 30, 2016 consisted primarily of corporate debt securities and U.S. government-sponsored securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our available-for-sale securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our available-for-sale securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $32.6 million, $21.9 million and $18.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and $18.9 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $126.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through our initial public offering of common stock, private placements of our preferred stock and debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•                  continue to develop and conduct clinical trials with respect to our product candidates,  including our ongoing Phase 1/2 clinical trial of edasalonexent for the treatment of Duchenne muscular dystrophy, or DMD, for which we initiated patient enrollment in June 2015;

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

We will be required to expend significant funds in order to advance the development of edasalonexent, as well as our other product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates, we may not be able to enter into a collaboration for any of our product candidates on suitable terms or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund the completion of development of any of our product candidates.  We do not have any committed external source of funds.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2016 will enable us to fund our operating expenses, debt service and capital expenditure requirements through at least June 30, 2017. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•                  the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;

•                  our ability to identify a collaborator for the CAT-2000 series and the terms and timing of any collaboration agreement that we may establish for the development and commercialization of the CAT-2000 series;

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

As of June 30, 2016, we had $7.5 million of outstanding borrowings under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

We currently only have one clinical-stage product, edasalonexent, that we are actively developing and we are dependent on its success. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize edasalonexent, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of edasalonexent for the treatment of DMD. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize edasalonexent.

The success of edasalonexent will depend on several factors, including the following:

•                  successful completion of our ongoing Phase 1/2 clinical trial;

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

•                  commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and

•                  our ability to compete with other therapies, including therapies targeting dystrophin, utrophin,  myostatin and inflammatory mediators.

Many of these factors are beyond our control, including the outcome of clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize edasalonexent, on our own or with any future collaborator, or experience delays as a result of any of these or other factors, our business could be substantially harmed.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants.  For example, in a Phase 1 clinical trial for CAT-2054, we observed decreases in LDL-C of up to 20%, which were statistically significant compared to baseline for all dose levels, after 14 days of dosing and seven days of follow-up, which were not borne out in a Phase 2a clinical trial of CAT-2054 in patients with hypercholesterolemia on high intensity statins, where we did not see reductions in LDL-C.  If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

Because we are developing edasalonexent for the treatment of DMD, a disease for which regulatory authorities have not issued definitive guidance as to how to measure and demonstrate efficacy, there is increased risk that the outcome of our clinical trials will not be satisfactory for marketing approval.

There is currently no approved therapy for DMD in the United States. In addition, there has been limited historical clinical trial experience for the development of drugs to treat the underlying cause of DMD. As a result, the design and conduct of clinical trials for this disease, particularly for drugs to address the underlying cause of this disease, is subject to increased risk. In particular, regulatory authorities in the United States have not issued definitive guidance as to how to measure and demonstrate efficacy.  The primary endpoint in our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD is the change in muscle inflammation as measured by magnetic resonance imaging, or MRI, of lower leg muscles. MRI markers of leg muscle inflammation have been observed to increase with age but decrease with initiation of steroid therapy. We have also included as exploratory endpoints the timed function tests best suited for this age group, specifically the 10-meter walk/run, time to stand and 4-stair climb tests, as well as other strength and functional measures, including the North Star ambulatory assessment and the pediatric outcome data collection instrument.   However, due to the age and development stage of the patients we intend to enroll in this clinical trial, these endpoints may not be sufficiently sensitive to demonstrate efficacy over the twelve-week period of the trial.  As a result, the design and conduct of clinical trials for this disease is subject to increased risk.

The regulatory approval process for product candidates that target rare diseases, including DMD, Friedreich’s Ataxia and amyotrophic lateral sclerosis, is uncertain.

Due to the lack of precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any of our product candidates that target rare diseases is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned investigational new drug applications, or INDs, and NDAs for our product candidates, in a timely manner, or at all. For example, DMD is a rare disease for which there is currently no FDA approved therapeutic and several companies pursuing DMD therapies have recently experienced difficulties in obtaining FDA approval. In February 2016, PTC Therapeutics received a Refuse to File letter from the FDA for its DMD drug candidate, ataluren, in which the FDA stated that ataluren’s application was not sufficiently complete to permit a substantive review.   Sarepta Therapeutics’ candidate eteplirsen for the treatment of DMD received an FDA Advisory Committee vote against U.S. approval in April 2016, and, prior to the drug’s scheduled PDUFA date of May 26, 2016, the FDA announced that it would not complete its review of eteplirsen by this scheduled PDUFA date.  BioMarin’s exon-skipping drug candidate for DMD, drisapersen (Kyndrisa™) received a complete response letter from the FDA in January 2016 indicating that the application is not approvable in its present form. BioMarin withdrew its Marketing Authorization Application to the European Medicines Agency, or EMA, in May 2016 and announced that it intends to discontinue clinical and regulatory development of drisapersen as well as three other follow-on products in Phase 2 clinical trials for distinct forms of DMD. In July 2016, Santhera Pharmaceuticals announced that the FDA will require investigators to finish another, confirmatory Phase 3 clinical trial for its DMD product candidate, idebenone, prior to filing an NDA.  We may experience similar difficulties in seeking approval of edasalonexent for the treatment of DMD, and the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval.  Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

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

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all.  The clinical development of our product candidates is susceptible to the risk of failure at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For example, our IND for CAT-2003 was placed on partial clinical hold by the FDA in November 2012 because of the need for additional nonclinical work to support potential expansion of dosing and duration of our proposed Phase 1 multiple ascending dose trial. Although the partial clinical hold was removed in July 2013, it is possible that any of our development programs may be placed on full or partial clinical hold by regulatory authorities at any point, which would delay and possibly prevent further development of our product candidates. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials.  Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. For example, in a Phase 2 clinical trial with CAT-2054, we did not see reductions in LDL-C that we observed in a Phase 1 clinical trial, causing us to deprioritize or stop further development of this molecule for hypercholesterolemia.  Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable foreign regulatory authorities, such as the EMA, impose similar restrictions. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we, or they, will be able to obtain these approvals.

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

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of our product candidates, including:

•                  clinical trials of our product candidates may produce unfavorable or inconclusive results, such as occurred in Phase 2 clinical trials for CAT-2003, in which we observed gastrointestinal adverse events at clinically meaningful doses, and CAT-2054, in which we did not see reductions in LDL-C, the primary end point of the trial, causing us to deprioritize or stop further development of these molecules for the diseases we were targeting;

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

In particular, the successful completion of our clinical development program for edasalonexent for the treatment of DMD is dependent upon our ability to enroll a sufficient number of patients with DMD. DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites may make it difficult for us to enroll enough patients or to complete our clinical trials for edasalonexent in a timely and cost-effective manner.

The clinical trials that we conduct may also have inclusion criteria that further limit the population of patients that we are able to enroll. For example, for Part B of our Phase 1/2 clinical trial of edasalonexent for which we initiated patient enrollment in April 2016, we intend to enroll only ambulatory boys between ages four and seven who have not used steroids for at least six months prior to the trial. These inclusion criteria could present challenges to enrollment because steroid therapy for DMD is often initiated in this age range.

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

We intend to collaborate with third parties for commercialization of some of our product candidates in one or more geographies through collaboration, licensing and distribution arrangements with third parties. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that receive marketing approval.

We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indications of our most advanced programs, including DMD.

We are initially developing edasalonexent for the treatment of DMD. While there are currently no therapies approved for the treatment of DMD in the United States, corticosteroid therapy is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation. In addition, a number of companies are developing therapies to treat DMD, one of which is already on the market in Europe and others are in the process of registration or late stage clinical development, including Marathon Pharmaceuticals, PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, conducting additional clinical trials of a CAT-2000 molecule in patients with NASH will likely involve significant cost and we expect that we would conduct any large clinical trial for one of the CAT-2000 molecules in collaboration with one or more partners. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our SMART linker drug discovery platform without infringing the intellectual property and other proprietary rights of third parties. Third parties have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of DMD, the key indication for our lead program. If any third-party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. While we have obtained orphan drug designation from the FDA and orphan medicinal product designation from the European Commission for edasalonexent for the treatment of DMD, we, or any future collaborators, may seek orphan drug designations for other product candidates or in other jurisdictions and may be unable to obtain such designations.

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

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet needs for this condition, the treatment sponsor may apply for FDA fast track designation. In July 2015, the FDA notified us that we obtained fast track designation for edasalonexent for the treatment of DMD. Fast track designation does not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

A rare pediatric disease designation may not lead to the receipt of a Priority Review Voucher, even if edasalonexent is approved, due to the potential expiration of the FDA’s Rare Pediatric Disease program.

The FDA has awarded rare pediatric disease Priority Review Vouchers to sponsors of drug candidates to treat rare pediatric disease products, if the treatment sponsors apply for this designation and meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA.  The Priority Review Voucher may be sold or transferred an unlimited number of times.   In September 2015, the FDA notified us that we obtained rare pediatric disease designation for edasalonexent for the treatment of DMD.  The FDA’s rare pediatric disease designation gives us the potential to receive a Priority Review Voucher if edasalonexent is approved.  However, the rare pediatric disease Priority Review Voucher program is set to expire in September 2016 under a provision that sunsets the law after the FDA approves the third pediatric review voucher, which was in March 2015, so we may not receive a Priority Review Voucher even if edasalonexent is approved.  Legislation is pending that could extend the Priority Review Voucher program through December 2018. There is no guarantee that this legislation will pass or that we will be in a position to obtain the Priority Review Voucher prior to expiration of the program, even if the legislation passes.

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

Our shares of common stock began trading on The NASDAQ Global Market in June 2015.  Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price for our common stock and thereby affect the ability of our stockholders to sell their shares. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•                  the timing and results of clinical trials of edasalonexent  and any of our other product candidates;

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

Pursuant to SOX Section 404 we will be required to furnish a report by our management on our internal control over financial reporting beginning with our filing of an Annual Report on Form 10-K with the SEC in 2017. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of July 31, 2016, we have outstanding 15,381,418 shares of common stock.  Moreover, holders of an aggregate of 7,883,659 shares of our common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of July 31, 2016, we had outstanding options to purchase an aggregate of approximately 2,084,807 shares of our common stock, of which options to purchase approximately 1,026,043 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 77.7% of our capital stock as of July 31, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Set forth below is information regarding sales of equity securities by us during the three months ended June 30, 2016 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed. No underwriters were involved in any such sales.

•                  In April 2016, we issued 10,669 shares of our common stock upon the exercise of warrants at an exercise price of $1.67 per share.

All recipients either received adequate information about us or had access, through employment or other relationships, to such information.  These sales were exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

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

As of June 30, 2016, we had used approximately $34.6 million of the net offering proceeds primarily to fund the costs of the clinical development of edasalonexent and CAT-2054, to fund research and development to advance other product candidates and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2015.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Exhibit
10.1

Summary of Non-employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on May 12, 2016)

10.2

Catabasis Pharmaceuticals, Inc. Executive Severance Benefits Plan effective April 15, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on April 19, 2016)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catabasis Pharmaceuticals, Inc.

Date: August 11, 2016	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and General Counsel (Principal Financial Officer)