Form 10-Q
period 2016-09-30
CATABASIS PHARMACEUTICALS INC
filed 2016-11-10
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 18,652,303 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$26,464	$62,780
Available-for-sale securities	20,803	—
Prepaid expenses and other current assets	1,032	772
Total current assets	48,299	63,552
Property and equipment, net	641	504
Restricted cash	—	113
Total assets	$48,940	$64,169
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,721	$1,328
Accrued expenses	3,595	3,278
Current portion of notes payable, net of discount	3,225	3,173
Total current liabilities	8,541	7,779
Deferred rent, net of current portion	—	26
Notes payable, net of current portion and discount	3,296	5,720
Other liability	242	151
Total liabilities	12,079	13,676
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 18,639,285 and 15,313,297 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	19	15
Additional paid-in capital	172,137	158,488
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(135,292)	(108,010)
Total stockholders’ equity	36,861	50,493
Total liabilities and stockholders’ equity	$48,940	$64,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$5,936	$5,813	$19,190	$16,360
General and administrative	2,347	2,388	7,695	5,966
Total operating expenses	8,283	8,201	26,885	22,326
Loss from operations	(8,283)	(8,201)	(26,885)	(22,326)
Other (expense) income:
Interest expense	(199)	(282)	(662)	(709)
Interest and investment income	50	—	183	—
Other income, net	13	(2)	82	11
Total other expense, net	(136)	(284)	(397)	(698)
Net loss	$(8,419)	$(8,485)	$(27,282)	$(23,024)
Net loss per share - basic and diluted	$(0.54)	$(0.55)	$(1.77)	$(4.11)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	15,512,608	15,297,794	15,407,747	5,596,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Loss	$(8,419)	$(8,485)	$(27,282)	$(23,024)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(12)	—	(3)	—
Total other comprehensive loss:	(12)	—	(3)	—
Comprehensive loss	$(8,431)	$(8,485)	$(27,285)	$(23,024)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(27,282)	$(23,024)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	300	130
Stock-based compensation expense	1,575	1,143
Accretion of discount/premium on investment securities	107	—
Non-cash interest expense	218	209
Gain on the sale of fixed assets	(49)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(147)	(237)
Other assets	—	2
Accounts payable	178	619
Accrued expenses	252	112
Deferred rent	(26)	(4)
Net cash used in operating activities	(24,874)	(21,050)
Investing activities
Purchases of available-for-sale securities	(41,497)	—
Sales and maturities of available-for-sale securities	20,584	—
Purchases of property and equipment	(436)	(60)
Sale of property and equipment	49	—
Net cash used in investing activities	(21,300)	(60)
Financing activities
Proceeds from initial public offering, net of issuance costs	—	61,776
Proceeds from issuance of preferred stock, net of issuance costs	—	12,331
Proceeds from registered direct offering, net of issuance costs	10,730	—
Proceeds from at-the-market offering, net of issuance costs	1,483	—
Proceeds from exercise of common stock options and warrants	145	51
Proceeds from borrowing	—	5,000
Payments on borrowing	(2,500)	—
Debt issuance costs	—	(7)
Net cash provided by financing activities	9,858	79,151
Net (decrease) increase in cash and cash equivalents	(36,316)	58,041
Cash and cash equivalents, beginning of period	62,780	14,668
Cash and cash equivalents, end of period	$26,464	$72,709
Supplemental disclosure of cash flow information
Cash paid for interest	$661	$500
Non-cash financing activities
At-the-market offering costs in accounts payable and accrued liabilities	$157	$—
Registered direct offering costs in accounts payable and accrued liabilities	$123	$—
Warrants for the purchase of series B preferred stock issued in conjunction with credit facility	$—	$107
Initial public offering costs in accounts payable and accrued liabilities	$—	$32
Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	$—	$1,787
Reclassification of warrant liability to additional paid-in capital	$—	$206

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

In August 2016, the Company entered into a sales agreement with Cowen and Company LLC (“Cowen”), pursuant to which the Company may issue and sell shares of Common Stock for an aggregate maximum offering amount of $10.0 million under an at-the-market (“ATM”) offering program.  Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement have been sold pursuant to a shelf registration statement, which became effective on July 19, 2016 (the “Shelf Registration Statement”). The Company pays Cowen 3% of the gross proceeds from any Common Stock sold through the sales agreement.

During the three months ended September 30, 2016, the Company sold an aggregate of 368,015 shares of Common Stock pursuant to the ATM program, at an average price of $4.35 per share, for gross proceeds of $1.6 million, resulting in net proceeds of $1.3 million after deducting sales commissions and offering expenses of approximately $0.3 million in the aggregate.  On September 22, 2016, the Company reduced the amount of Common Stock that it was offering pursuant to the sales agreement, such that it was only offering $1.4 million of Common Stock in addition to the $1.6 million of Common Stock it had sold under the ATM program as of that date.  As of September 30, 2016, $1.4 million of common stock remained available for sale under the ATM program. On November 10, 2016, the Company increased the amount of common stock being offered pursuant to the sales agreement, such that the Company is offering an additional $8.4 million of common stock for sale under the sales agreement from and after such date.

In September 2016, the Company closed an underwritten registered direct offering, in which it sold 2,875,000 shares of Common Stock (including 375,000 shares of Common Stock sold pursuant to the exercise of an option by the underwriter to purchase additional shares) at an offering price of $4.00 per share.  The shares sold in the offering were sold pursuant to the Shelf Registration Statement. The Company received aggregate gross proceeds from the offering of $11.5 million, resulting in net proceeds of $10.6 million after deducting underwriting discounts and commissions and offering expenses of approximately $0.9 million in the aggregate.

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

As of September 30, 2016, the Company had an accumulated deficit of $135.3 million. The Company has relied on its ability to fund its operations through private and public equity and debt financings. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support its cost structure.  The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.  However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all.

At September 30, 2016, the Company believes that it has cash, cash equivalents and available-for-sale investments to fund its current operating plan through at least September 30, 2017. For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016, or for any future period.

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

During the three and nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Research and development	$182	$173	$533	$505
General and administrative	328	315	1,042	638
Total	$510	$488	$1,575	$1,143

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

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	2,486,409	1,712,011	2,486,409	1,712,011
Common stock warrants	24,566	59,405	24,566	59,405
	2,510,975	1,771,416	2,510,975	1,771,416

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

The Company adopted the standard in the three months ended March 31, 2016, which resulted in a balance sheet reclassification of issuance costs in connection with its notes payable of approximately $32 thousand recorded in prepaid expenses and other current assets and approximately $22 thousand recorded in other assets to a reduction in current portion of notes payable, net of discount and in notes payable, net of current portion and discount, respectively. The Company’s adoption of this standard did not have any impact on its results of operations or cash flows for the nine months ended September 30, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”), which provides guidance on determining when and how to disclose going concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for an entity’s annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Had the Company adopted this guidance in the quarter ended September 30, 2016, additional disclosure in the Company’s financial statements would have resulted. The Company faces certain risks and uncertainties, as further described in Note 1, that could have affected this analysis. The Company will continue to evaluate the potential impact that ASU No. 2014-15 may have in the future.

In February 2016, the FASB issued ASU 2016-02, Leases.  This standard amends the existing guidance to require lessees to present most leases on their balance sheets but recognize corresponding expenses on their statements of operations, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2015 Annual Report on Form 10-K, and there were no significant changes to such policies in the nine months ended September 30, 2016.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the nine months ended September 30, 2016 or 2015.

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

	As of September 30, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$23,396	$—	$—	$23,396
U.S. government-sponsored securities	—	820	—	820
Available-for-sale securities:
Corporate debt securities	—	18,743	—	18,743
U.S. government-sponsored securities	—	2,060	—	2,060
Total assets	$23,396	$21,623	$—	$45,019

	As of December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds	$62,004	$—	$—	$62,004
Total assets	$62,004	$—	$—	$62,004

At September 30, 2016 and December 31, 2015, the Company’s cash equivalents consisted principally of money market funds, which approximated their fair value due to their short-term nature.

At September 30, 2016 and December 31, 2015, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

4.              Available-for-Sale Securities

As of December 31, 2015, the Company held no available-for-sale securities. The following table summarizes the available-for-sale securities held at September 30, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Corporate debt securities	$18,746	$—	$(3)	$18,743
U.S. government-sponsored securities	2,060	—	—	2,060
Total	$20,806	$—	$(3)	$20,803

The contractual maturities of all securities held at September 30, 2016 were one year or less. There were seventeen available-for-sale securities in an unrealized loss position at September 30, 2016, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these securities at September 30, 2016 was approximately $15.7 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments that were in unrealized loss positions at September 30, 2016, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, the Company concluded that it did not hold any securities with other-than-temporary impairment at September 30, 2016.

Gross realized gains and losses on the sales of available-for-sale securities are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. During the three and nine-month periods ended September 30, 2016 the Company received $0 and $7.8 million in proceeds from sales of available-for-sale securities, respectively, the gains on which were not material to the Company’s condensed consolidated results of operations.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued compensation	$1,004	$1,181
Accrued contracted research costs	2,011	1,261
Accrued professional fees	248	181
Accrued other	332	655
Total	$3,595	$3,278

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

Interest-only payments were due monthly on amounts outstanding under the Credit Facility until September 1, 2015 and, thereafter, interest and principal payments are due in 36 equal monthly installments from October 1, 2015 through September 1, 2018.  Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other long-term liabilities.  In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. The effective interest rate as of September 30, 2016 was 11.2%.

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

Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash.  Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At September 30, 2016 and December 31, 2015, the Company concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

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

Estimated future principal payments at September 30, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder 2016	$834
2017	3,333
2018	2,500
Total	$6,667
Less: discount for warrants and costs paid to lender	(146)
Less: current portion	(3,225)
Note payable, net of current portion and discount	$3,296

During the three months ended September 30, 2016 and 2015, the Company recognized $0.2 million and $0.3 million of interest expense related to the Credit Facility, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized $0.7 million and $0.7 million of interest expense related to the Credit Facility, respectively.

7.              Commitments

In November 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space that provided for a five-year extension upon the completion of the lease term. In December 2011, the Company signed a lease amendment (the “2011 Lease Amendment”) that expanded the leased premises beginning in the second quarter of 2012. The 2011 Lease Amendment also extended the term of the existing lease through June 30, 2017. The 2011 Lease Amendment includes a free rent period for the expansion premises and escalating rent payments. In July 2015, the Company signed another lease amendment (the “2015 Lease Amendment”) that expanded the leased premises beginning in the third quarter of 2015.  The 2015 Lease Amendment includes escalating rent payments and is effective through June 30, 2017. The Company is recognizing rent expense on a straight-line basis over the lease term. The Company did not exercise its right to extend the term of the existing lease and subsequently entered in to an amendment that extended the term of the lease through June 2018.  See Note 11.

Future minimum payments required under the non-cancelable operating lease as of September 30, 2016 are summarized as follows (in thousands):

Period Ending December 31,	Amount
Remainder 2016	$234
2017	467
Total minimum lease payments	$701

Rent expense for the three months ended September 30, 2016 and 2015 was $0.2 million and $0.2 million, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $0.7 million and $0.6 million, respectively.

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

Upon the closing of the Company’s IPO on June 30, 2015, all outstanding shares of the Preferred Stock were automatically converted into 9,029,549 shares of Common Stock.  As of September 30, 2016, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.

Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

9.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of Common Stock:

	September 30, 2016	December 31, 2015
Warrants for the purchase of Common Stock	24,566	59,405
Options to purchase Common Stock	3,118,255	2,557,456
Employee Stock Purchase Plan	335,484	182,352
Total	3,478,305	2,799,213

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

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The maximum number of shares of Common Stock that may be delivered in satisfaction of awards under the 2015 Plan is 1,068,287 shares, plus (1) 25,942 shares that were available for grant under the 2008 Plan immediately prior to the closing of the IPO, (2) the number of shares of Common Stock subject to outstanding awards under the 2008 Plan upon closing of the IPO that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (3) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,297,334 shares of Common Stock, 4% of the number of shares of Common Stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The January 1, 2016 increase added 612,531 authorized shares to the 2015 Plan.

As of September 30, 2016, the Company had reserved 1,230,321 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of September 30, 2016, the Company had reserved 1,887,934 shares of Common Stock under the 2015 Plan, of which 631,846 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through September 30, 2016, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,723,554	$6.66	7.92	$4,267
Granted	1,043,045	4.47
Exercised	(51,732)	1.98
Cancelled or forfeited	(228,458)	6.59
Outstanding at September 30, 2016	2,486,409	$5.84	8.14	$4,037
Exercisable at September 30, 2016	978,785	$4.93	6.53	$2,327
Vested or expected to vest at September 30, 2016	2,378,562	$5.83	8.09	$3,902

The total intrinsic value of options exercised for the three months ended September 30, 2016 and 2015 was $30,000 and $0, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2016 and 2015 was $0.2 million and $0.2 million, respectively. The total fair value of employee and non-employee options vested for the three months ended September 30, 2016 and 2015 was $0.8 million and $0.3 million, respectively. The total fair value of employee and non-employee options vested for the nine months ended September 30, 2016 and 2015 was $1.9 million and $1.1 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended September 30, 2016 and 2015 was $2.84 and $9.13, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the nine months ended September 30, 2016 and 2015 was $2.88 and $7.77, respectively.

At September 30, 2016, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $5.4 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.7 years.

Employee Stock Purchase Plan

In June 2015, the Company’s board of directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”) which became effective upon closing of the IPO. The 2015 ESPP initially authorizes the issuance of up to a total of 182,352 shares of Common Stock to participating eligible employees. The number of authorized shares increases each January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company’s outstanding shares as of the first day of the applicable year, 364,705 shares and any lower amount determined by the Company’s board of directors. The January 1, 2016 increase added 153,132 authorized shares to the plan.  As of September 30, 2016, there had been no shares issued under the 2015 ESPP.

11.       Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016.

Operating Lease

On November 3, 2016, the Company entered into a Third Amendment of Lease (the “Third Lease Amendment”) with DWF IV One Kendall, LLC (the “Landlord”), which amended certain terms of the Company’s existing lease with the Landlord. The Third Lease Amendment extended the term of the lease through June 30, 2018, and will increase the future minimum payments described in Note 7 from approximately $0.7 million to approximately $1.5 million.

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

Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule. Based on its mechanism of action, the inhibition of NF- kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, we believe it has the potential to be a disease-modifying therapy for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration.  We are currently conducting the MoveDMD® Phase 1/2 trial of edasalonexent in boys with DMD between ages four and seven.  The MoveDMD trial is a three-part clinical trial investigating the safety and efficacy of edasalonexent in DMD.  We have reported positive results from Part A of the MoveDMD trial.  We initiated Part B of the MoveDMD trial in April 2016 and initiated an open label extension, Part C, in July 2016.  We completed enrollment for Part B at 31 patients in October 2016 and expect to report top-line Part B data in the first half of the first quarter of 2017, contingent on trial conduct.  If the results from our MoveDMD clinical trial are positive and discussions with regulatory authorities regarding a pivotal trial are supportive, we intend to initiate a six-month Phase 3 placebo-controlled pivotal clinical trial of edasalonexent in ambulatory boys with DMD aged 4 to 7 and an additional clinical trial in non-ambulatory boys with DMD in 2017.  The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD.  The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.  In addition to our work in DMD, we are considering other diseases where the inhibition of NF-kB may be beneficial as potential targets for further therapeutic applications of edasalonexent.  There are a number of other rare diseases where NF-kB plays an important role, such as IgA Nephropathy and Becker Muscular Dystrophy.

We are developing a pipeline of product candidates using our SMART linker drug discovery platform as potential treatments for rare diseases including amyotrophic lateral sclerosis, or ALS, Friedreich’s ataxia, or FA, and cystic fibrosis, or CF. Our pipeline includes CAT-4001 and CAT-5571, for which we are conducting preclinical activities.  We are developing CAT-4001 as a potential treatment for neurodegenerative diseases such as FA and ALS, irrespective of mutation status. CAT-4001 is a small molecule that activates Nuclear factor (erythroid-derived 2)-like 2, or Nrf2, and inhibits NF-kB, two pathways that have been implicated in FA and ALS. In addition, we are developing CAT-5571 initially as a potential oral treatment for CF, with potential beneficial effects on both cystic fibrosis transmembrane conductance regulator, or CFTR, trafficking and function and on the clearance of

Pseudomonas aeruginosa.  CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which is known to be impaired in CF.

We also applied our SMART linker drug discovery platform to engineer our CAT-2000 series product candidates to inhibit the Sterol Regulatory Element Binding Protein, or SREBP, pathway. Inhibitors of SREBP have been proposed for the treatment of hyperlipidemias and nonalcoholic steatohepatitis, or NASH, based on the role of SREBP in lipid metabolism and known human polymorphisms associated with NASH disease progression.  We have advanced two CAT-2000 molecules, CAT-2003 and CAT-2054, into clinical development and intend to pursue a partnership for further development of the CAT-2000 series in NASH.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through September 30, 2016, we have raised an aggregate of $185.4 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $10.0 million was from a secured debt financing, $1.6 million represented gross proceeds from our at-the-market, or ATM, offering program, and $0.4 million was from common stock option and warrant exercises.

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

In August 2016, we commenced a $10.0 million ATM offering program.  During the three months ended September 30, 2016, we sold an aggregate of 368,015 shares of common stock pursuant to the ATM offering program, at an average price of $4.35 per share for gross proceeds of $1.6 million, resulting in net proceeds of $1.3 million after deducting sales commissions and offering expenses of approximately $0.3 million in the aggregate.  On September 22, 2016, we reduced the amount of common stock that we were offering under the ATM program, such that we were only offering $1.4 million of common stock in addition to the $1.6 million of common stock we had sold as of that date.  As of September 30, 2016, $1.4 million of common stock remained available for sale under the ATM program. On November 10, 2016, we increased the amount of common stock being offered pursuant to the sales agreement, such that we are offering an additional $8.4 million of common stock for sale under the sales agreement from and after such date.

In September 2016, we closed an underwritten registered direct offering, in which we sold 2,875,000 shares of our common stock (including 375,000 shares of common stock sold pursuant to the exercise of an option by the underwriter to purchase additional shares) at an offering price of $4.00 per share.  We received aggregate gross proceeds from the offering of $11.5 million, resulting in net proceeds of $10.6 million after deducting underwriting discounts and commissions and offering expenses of approximately $0.9 million in the aggregate.

We have not generated any revenue to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2016 and continue to incur net operating losses for the foreseeable future. As of September 30, 2016, we had an accumulated deficit of $135.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials with respect to edasalonexent and other product candidates; initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the marketing and sale of certain of our product candidates; hire additional personnel, such as clinical, regulatory, quality control and scientific personnel; and operate as a public company.

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

The following summarizes our most advanced current research and development programs:

Edasalonexent

Edasalonexent is a SMART linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties.  We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration.  We have reported positive results from Part A of the MoveDMD trial, and results indicated that all three doses of edasalonexent studied were generally well tolerated with no safety signals observed. For the 67 mg/kg/day and 100 mg/kg/day dosing levels, pharmacokinetic results demonstrated edasalonexent plasma exposure levels consistent with those previously observed in adults at which inhibition of NF-kB was observed. We reported top-line results for positive NF-kB biomarker data that demonstrated NF-kB target engagement via statistically significant reduction in NF-kB controlled gene expression for the 67 mg/kg/day and 100 mg/kg/day dosing levels. These are the doses we have advanced to Part B of the trial.

In April 2016, we initiated Part B of the MoveDMD trial, a 12 week, randomized, double-blind placebo-controlled trial, and, in July 2016, we initiated an open label extension, Part C, which is expected to provide additional safety and efficacy data on edasalonexent when administered for up to 48 weeks.  We completed enrollment for Part B in October 2016 and expect to report top-line Part B data in the first half of the first quarter of 2017, contingent on trial conduct. Our primary endpoint for Part B is an assessment of the effects of edasalonexent on muscle inflammation as measured by magnetic resonance imaging. If the results from our MoveDMD clinical trial are positive and discussions with regulatory authorities regarding a pivotal trial are supportive, we intend to initiate a six-month Phase 3 placebo-controlled pivotal clinical trial of edasalonexent in ambulatory boys with DMD aged 4 to 7 and an additional clinical trial in non-ambulatory boys with DMD in 2017.  If the results from the Phase 3 clinical trial are positive, we intend to seek marketing approval for edasalonexent.  We hold rights to edasalonexent throughout the world.

In September 2016, we announced a pre-clinical joint research collaboration with Sarepta Therapeutics, Inc., a commercial stage developer of RNA targeted therapeutics, to explore a combination drug treatment approach for DMD.

CAT-4001

CAT-4001 is a conjugate that we designed to combine the potentially beneficial activities of monomethyl fumarate and DHA on the Nrf2 and NF-kB pathways. Nrf2 is a protein that works inside cells to control the expression of genes that controls the body’s response to cellular stress and oxidative damage. We are developing CAT-4001 initially for the treatment of neurodegenerative diseases in which the Nrf2 and NF-kB pathways have been implicated, such as FA and ALS, irrespective of mutation status. We are conducting preclinical activities with CAT-4001.  We have been granted U.S. patents covering CAT-4001 and related compounds and their use and we have pending similar patent applications in various countries in North America, South America, Europe, and Asia.

CAT-5571

CAT-5571 is a SMART linker conjugate that contains cysteamine and DHA.  We are developing CAT-5571 initially as a potential oral treatment for CF with potential effects on both the CFTR and on the bacterial clearance of Pseudomonas aeruginosa. CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which is known to be impaired in CF.  We have shown in ex vivo preclinical studies that CAT-5571, in combination with lumacaftor/ivacaftor, enhances cell-surface trafficking and function of CFTR with the F508del mutation, which is the most frequent CFTR mutation and is present in more than 85% of patients included in the Cystic Fibrosis Foundation United States Patient Registry. We have also shown that CAT-5571 enhances the clearance of Pseudomonas aeruginosa infection in preclinical models of CF, irrespective of CFTR mutation status.  We are conducting preclinical activities with CAT-5571.  We have a pending international patent application with claims covering CAT-5571 and related compounds and their use.

CAT-2000 Series

Our CAT-2000 compounds are SMART linker conjugates of nicotinic acid and the long chain fatty acid, eicosapentaenoic acid, or EPA.  The linkers for our CAT-2000 series compounds are cleaved through intracellular enzymatic hydrolysis, to release the component bioactives to inhibit SREBP.  By using different linkers, we have produced product candidates within the CAT-2000 series that possess different hydrolysis rates, resulting in distinct pharmacokinetics, biodistribution and pharmacology.  We have been able to demonstrate enzymatic hydrolysis and inhibition of SREBP in in vitro studies with CAT-2000 molecules.  In addition, in vivo, CAT-2000 molecules have demonstrated efficacy in multiple preclinical models of hyperlipidemias and NASH. We believe that the portfolio of CAT-2000 molecules, which includes the clinical-stage molecules CAT-2003 and CAT-2054 and other discovery-stage molecules with intermediate rates of hydrolysis, provide an opportunity to develop a therapy for NASH We intend to pursue a partnership for further development of the CAT-2000 series in NASH.  We hold rights to the CAT-2000 series throughout the world.

Other Programs

Other research and development programs include activities related to pathway biology validation and SMART linker conjugate design and optimization.  Our focus in these efforts is on rare diseases.

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2016	2015
Edasalonexent	$6,481	$4,200
CAT-2054	3,448	3,354
CAT-2003	158	927
Other research and platform programs	2,278	1,654
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	4,742	4,651
Facilities	708	611
Consultants and professional expenses, including stock-based compensation	805	609
Other	570	354
Total costs not directly allocated to programs	6,825	6,225
Total research and development expenses	$19,190	$16,360

Since inception, the total direct expenses to support the edasalonexent program have been $21.0 million. Since we began separately tracking CAT-2054 in 2013, the direct expenses to support that program have totaled $12.7 million. Since inception, the total direct expenses to support the CAT-2003 program have been $15.5 million.

The successful development of our product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from edasalonexent or any of our other current or potential product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainties of:

•                  establishing an appropriate safety profile with investigational new drug application-enabling toxicology studies;

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

Other (Expense) Income

Other (expense) income, net consists of interest expense incurred on debt instruments, amortized deferred financing costs and amortized debt discount, net amortization expense on available-for-sale securities and changes in the fair value of warrant liability, as offset by any interest income earned on our cash and cash equivalents. Upon completion of our IPO in June 2015, warrants to purchase preferred stock were converted to warrants to purchase common stock and as a result, we no longer record a fair value adjustment for warrants.

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

During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 15, 2016, which we refer to as our 2015 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the dollar change in those items (in thousands):

	Three Months Ended September 30,		Period-to-
	2016	2015	Period Change
Operating expenses:
Research and development	$5,936	$5,813	$123
General and administrative	2,347	2,388	(41)
Total operating expenses	8,283	8,201	82
Loss from operations	(8,283)	(8,201)	(82)
Other expense, net	(136)	(284)	148
Net loss	$(8,419)	$(8,485)	$66

Research and Development Expenses

Research and development expenses increased by $0.1 million to $5.9 million for the three months ended September 30, 2016 from $5.8 million for the three months ended September 30, 2015, an increase of 2%. The increase in research and development expenses was attributable to a net increase of $0.1 million in direct program costs, which included a $1.5 million increase in costs to support our edasalonexent program that was largely offset by decreases in other programs.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million to $2.3 million for three months ended September 30, 2016 from $2.4 million for the three months ended September 30, 2015, a decrease of 4%. The decrease in general and administrative expenses was attributable to decreases in employee compensation and the general and administrative share of facilities expense, largely offset by increases in professional fees and Delaware franchise tax.

Other Expense, Net

Other expense net decreased by $0.2 million to $0.1 million for the three months ended September 30, 2016 from $0.3 million for the three months ended September 30, 2015, primarily due to $0.1 million in interest income and a $0.1 million decrease in interest expense due to the principal payments made on our credit facility.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the dollar change in those items (in thousands):

	Nine Months Ended September 30,		Period-to-
	2016	2015	Period Change
Operating expenses:
Research and development	$19,190	$16,360	$2,830
General and administrative	7,695	5,966	1,729
Total operating expenses	26,885	22,326	4,559
Loss from operations	(26,885)	(22,326)	(4,559)
Other expense, net	(397)	(698)	301
Net loss	$(27,282)	$(23,024)	$(4,258)

Research and Development Expenses

Research and development expenses increased by $2.8 million to $19.2 million for the nine months ended September 30, 2016 from $16.4 million for the nine months ended September 30, 2015, an increase of 17%. The increase in research and development expenses was primarily attributable to a net increase of $2.2 million in direct program costs, reflecting an increase of $2.3 million in costs related to edasalonexent, primarily related to the MoveDMD Phase 1/2 clinical trial, and a net decrease of $0.1 million in costs related to our other programs. In addition, costs related to internal research and development increased by $0.6 million, primarily related to employee and consultant compensation costs.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million to $7.7 million for nine months ended September 30, 2016 from $6 million for the nine months ended September 30, 2015, an increase of 28%. The increase in general and administrative expenses was primarily attributable to increased employee costs of $0.9 million primarily associated with salaries, benefits, and stock-based compensation expenses for new hires; increased consulting and professional fees of $0.5 million, driven by the costs of becoming and operating as a public company; increased insurance expense of $0.2 million due to our public company directors and officers insurance policy; and increased general office expense of $0.1 million.

Other Expense, Net

Other expense, net decreased by $0.3 million to $0.4 million for the nine months ended September 30, 2016 from $0.7 million for the nine months ended September 30, 2015. The decrease in other expense, net was primarily due to $0.2 million in interest and investment income, gains of $0.1 million from insurance settlements relating to water damage in our offices and a decrease in interest expense due to the amortization of principal on our credit facility.

Liquidity and Capital Resources

From our inception through September 30, 2016, we raised an aggregate of $185.4 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our registered direct common stock offering, $10.0 million was from a secured debt financing, $1.6 million represented gross proceeds from our ATM offering program, and $0.4 million was from common stock option and warrant exercises. As of September 30, 2016, we had $26.5 million in cash and cash equivalents and $20.8 million in available-for-sale securities.

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

At-the-Market Offering

In August 2016, we entered into a sales agreement with Cowen and Company LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering amount of $10.0 million under an ATM offering program.  Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement have been sold pursuant to a shelf registration statement, which became effective on July 19, 2016, or the Shelf Registration Statement. We pay Cowen 3% of the gross proceeds from any common stock sold through the sales agreement.

During the three months ended September 30, 2016, we sold an aggregate of 368,015 shares of common stock pursuant to the ATM program, at an average price of $4.35 per share, for gross proceeds of $1.6 million, resulting in net proceeds of $1.3 million after deducting sales commissions and offering expenses of approximately $0.3 million in the aggregate.  On September 22, 2016, we reduced the amount of common stock that we were offering pursuant to the sales agreement, such that we were only offering $1.4 million of common stock in addition to the $1.6 million of common stock we had sold under the ATM program as of that date.  As of September 30, 2016, $1.4 million of common stock remained available for sale under the ATM program. On November 10, 2016, we increased the amount of common stock being offered pursuant to the sales agreement, such that we are offering an additional $8.4 million of common stock for sale under the sales agreement from and after such date.

Registered Direct Offering

In September 2016, we closed an underwritten registered direct offering, in which we sold 2,875,000 shares of our common stock (including 375,000 shares of common stock sold pursuant to the exercise of an option by the underwriter to purchase additional shares) at an offering price of $4.00 per share.  The shares sold in the offering were sold pursuant to the Shelf Registration Statement. We received aggregate gross proceeds from the offering of $11.5 million, resulting in net proceeds of $10.6 million after deducting underwriting discounts and commissions and offering expenses of approximately $0.9 million in the aggregate.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At September 30, 2016 and December 31, 2015, we concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(24,874)	$(21,050)
Net cash used in investing activities	(21,300)	(60)
Net cash provided by financing activities	9,858	79,151
Net (decrease) increase in cash and cash equivalents	$(36,316)	$58,041

Net Cash Used in Operating Activities

Net cash used in operating activities was $24.9 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $27.3 million adjusted for non-cash items, including stock-based compensation expense of $1.6 million, depreciation and amortization expense of $0.3 million, non-cash interest expense of $0.2 million, accretion of discount/premium on investment securities of $0.1 million, and a net decrease in operating assets of $0.2 million, which resulted primarily from an increase in accounts payable and accrued expenses.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $21.3 million during the nine months ended September 30, 2016, which was primarily attributable to net purchases of available-for-sale securities of $20.9 million and $0.4 million in net laboratory equipment purchases.  Net cash used in investing activities was $0.1 million during the nine months ended September 30, 2015, which was attributable to laboratory equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9.9 million during the nine months ended September 30, 2016 compared to $79.2 million during the nine months ended September 30, 2015. The cash provided by financing activities in the nine months ended September 30, 2016 was attributable to net proceeds of $10.7 million from the registered direct offering, net proceeds of $1.5 million from our ATM offering, and $0.2 million from exercises of common stock options and warrants. These proceeds were partially offset by $2.5 million in repayment of principal on the Credit Facility. The cash provided by financing activities for the nine months ended September 30, 2015 primarily consisted of net proceeds received from our IPO of $61.8 million, net proceeds of $12.3 million from the issuance of 13,062,965 shares of our series B preferred stock in March 2015, and $5.0 million from our borrowings under the Credit Facility in March 2015.

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

We expect that our cash, cash equivalents and marketable securities at September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements through at least September 30, 2017.  We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our current and potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

On November 3, 2016, we entered into a Third Amendment of Lease, or the Third Lease Amendment, with DWF IV One Kendall, LLC, or the Landlord, which amended certain terms of our existing lease with the Landlord. The Third Lease Amendment extended the term of the lease through June 30, 2018, and will increase the future minimum payments for our headquarters under the lease following September 30, 2016 from approximately $0.7 million to approximately $1.5 million.

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had cash and cash equivalents and available-for-sale securities of $47.3 million and, as of December 31, 2015, we had cash and cash equivalents of $62.8 million.  Our cash and cash equivalents at each date consisted primarily of money market funds and our available-for-sale securities at September 30, 2016 consisted primarily of corporate debt securities and U.S. government-sponsored securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our available-for-sale securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our available-for-sale securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $32.6 million, $21.9 million and $18.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and $27.3 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $135.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, as well as a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•                  continue to develop and conduct clinical trials with respect to our product candidates, including the current MoveDMD Phase 1/2 clinical trial and contemplated future clinical trials of edasalonexent for the treatment of Duchenne muscular dystrophy, or DMD, including any potential Phase 3 trial;

•                  initiate and continue research and preclinical and clinical development efforts for our other product candidates;

•                  seek to identify and develop additional product candidates;

•                  potentially in-license third party product candidates;

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2016 will enable us to fund our operating expenses, debt service and capital expenditure requirements through at least September 30, 2017. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•                  the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;

•                  our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

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

As of September 30, 2016, we had $6.7 million of outstanding borrowings under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

•                  the scope of any future collaborations and performance of our future collaborators, if any;

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

Due to the lack of extensive precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any of our product candidates that target rare diseases is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned investigational new drug applications, or INDs, and NDAs for our product candidates, in a timely manner, or at all. For example, there is currently only one approved therapy for DMD in the United States. Sarepta Therapeutics’ drug eteplirsen was approved by the FDA for the treatment of DMD under the accelerated approval pathway in September 2016.  Outside of the United States, PTC Therapeutics’ drug ataluren has been approved within the European Union Member States, Iceland, Liechtenstein, Norway, Israel and South Korea for the treatment of nonsense mutation DMD.  Other than these two drugs, there has been limited historical clinical trial experience for the development of drugs to treat the underlying cause of DMD. As a result, the design and conduct of clinical trials for this disease, particularly for drugs to address the underlying cause of this disease, is subject to increased risk. In particular, regulatory authorities in the United States have not issued definitive guidance as to how to measure and demonstrate efficacy. We may experience difficulties in seeking approval of edasalonexent for the treatment of DMD, and the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval.  The regulatory approval process is also uncertain for other rare diseases with only one or no approved therapy in the United States, such as amyotrophic lateral sclerosis and Friedreich’s ataxia.  The design and conduct of clinical trials for rare diseases with such limited historical clinical trial guidance, likewise, is subject to increased risk due to the inherent uncertainty from the extremely limited or completely lacking regulatory approval process precedent.  Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Any inability to complete preclinical and clinical development successfully could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to modify our trial designs, such as required modifications with respect to patient populations, endpoints, comparators or trial duration, (2) we, or any future collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we, or they contemplate, (3) we, or any future collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, (4) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (5) there are unacceptable safety concerns associated with our product candidates, we, or any future collaborators, may:

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

The clinical trials that we conduct may also have inclusion criteria that further limit the population of patients that we are able to enroll. For example, we anticipate that a Phase 3 clinical trial of edasalonexent would enroll only ambulatory boys between ages four and seven who have not used steroids for at least six months prior to the trial. Similarly, if we conduct an additional trial of edasalonexent for non-ambulatory boys, we would intend to enroll non-ambulatory boys in an older age range who have not used steroids for at least six months prior to the trial.  These inclusion criteria could present challenges to enrollment because steroid therapy for DMD is often initiated or continued in each of the age ranges that we expect to use for our future trials.

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

We are initially developing edasalonexent for the treatment of DMD.  The FDA has approved Sarepta Therapeutics’ drug eteplirsen for the treatment of DMD in the United States and corticosteroid therapy is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation. In addition, a number of companies are developing other therapies to treat DMD, one of which is already on the market in Europe and others are in the process of registration or late stage clinical development, including Marathon Pharmaceuticals, PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. Likely collaborators may include large and mid-size pharmaceutical, biotechnology and health care companies.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post- approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

Although FDA has designated edasalonexent  for the treatment of DMD as a rare pediatric disease, that designation will not expedite approval of edasalonexent nor will it ensure that we receive a Priority Review  Voucher if edasalonexent is approved by FDA for the treatment of DMD.

In September 2015, the FDA notified us that we obtained rare pediatric disease designation for edasalonexent for the treatment of DMD.  Under the Rare Pediatric Disease Priority Review Voucher program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher, which can be redeemed to receive a priority review of a subsequent marketing application for a different product. The Priority Review Voucher is requested at the time of the marketing application and awarded upon approval of the product.  The voucher may only be used once, but may be sold or transferred an unlimited number of times.

The FDA’s rare pediatric disease designation gives us the potential to receive a Priority Review Voucher if edasalonexent receives regulatory approval.  However, the Rare Pediatric Disease Priority Review Voucher program is set to expire in December 2016, so we may not receive a Priority Review Voucher even if edasalonexent  is approved.  Legislation is being considered that would extend the Priority Review Voucher program beyond December 2016.  There is no guarantee that this legislation will pass or that we will be in a position to obtain the Priority Review Voucher prior to expiration of the program, even if the legislation passes. Moreover, even if the program is extended, that voucher may not be used to secure priority review of edasalonexent for the treatment of DMD since it would only be issued upon approval of that product.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed.  Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Although we commenced an on-going search for a chief financial officer, or CFO, due to the departure of our former CFO in April 2016, there is strong competition to hire a qualified CFO in the biotechnology industry, and there is no certainty as to when we will be able to fill this position.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of October 31, 2016, we have outstanding 18,652,303 shares of common stock, of which 7,011,226 shares are subject to restrictions on transfer under lock-up agreements entered into in connection with our September 2016 underwritten registered direct offering.  These restrictions are due to expire on December 21, 2016, resulting in these shares becoming eligible for resale into the public market on December 22, 2016 if they are registered under the Securities Act of 1933, or the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701.  Moreover, holders of an aggregate of 6,474,446 shares of our common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Following registration, such shares could be freely sold in the public market, subject to the restrictions on transfer under the lock-up agreements described above, which apply to substantially all of these shares.

We have filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans.  As of October 31, 2016, we had outstanding options to purchase an aggregate of approximately 2,474,588 shares of our common stock, of which options to purchase approximately 1,329,823 shares were vested.  These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates, and further subject to the restrictions on transfer under the lock-up agreements described above, which apply to outstanding options to purchase 1,200,722 shares of our common stock, including 435,999 option shares that were vested as of October 31, 2016.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 64.5% of our capital stock as of October 31, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell or issue any equity securities that were not registered under the Securities Act during the period covered by this Quarterly Report on Form 10-Q.

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

As of September 30, 2016, we had used approximately $41.2 million of the net offering proceeds primarily to fund the costs of the clinical development of edasalonexent and CAT-2054, to fund research and development to advance other product candidates and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2015.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Exhibit
10.1

Sales Agreement, dated as of August 11, 2016, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on August 11, 2016)

10.2

Third Amendment to Lease, dated as of November 3, 2016, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on November 7, 2016)

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

Catabasis Pharmaceuticals, Inc.

Date: November 10, 2016	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and General Counsel (Principal Financial Officer)