Form 10-K
period 2016-12-31
CATABASIS PHARMACEUTICALS INC
filed 2017-03-16
CIK 1454789

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2016: $22,128,335.

          As of March 8, 2017, there were 18,898,547 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

  •
  our plans to continue to evaluate data from Part C of our MoveDMD® clinical trial of edasalonexent for the treatment of Duchenne muscular dystrophy;

  •
  ongoing and planned clinical trials for edasalonexent and other product candidates, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and of the anticipated results;

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

        We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the "Risk Factors" section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

ii

        You should read this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

REFERENCES TO CATABASIS

        Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to "Catabasis," "the company," "we," "us," and "our" refer to Catabasis Pharmaceuticals, Inc. and its consolidated subsidiary.

iii

PART I

Item 1.    Business

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on our proprietary Safely Metabolized And Rationally Targeted, or SMART, linker drug discovery platform. Our SMART linker drug discovery platform enables us to engineer product candidates that can simultaneously modulate multiple targets in a disease. Our proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. We have applied our SMART linker drug discovery platform to build an internal pipeline of product candidates for rare diseases, our primary focus, and plan to pursue partnerships to develop additional product candidates.

        Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule. Based on its mechanism of action, the inhibition of NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, we believe edasalonexent has the potential to be a disease-modifying therapy for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

        We are currently conducting the MoveDMD® Phase 1/2 trial of edasalonexent in ambulatory boys with DMD between ages four and seven. The MoveDMD trial is a three-part clinical trial investigating the safety and efficacy of edasalonexent in DMD. We previously reported positive safety, tolerability, pharmacokinetics and biomarker results from Part A of the MoveDMD trial. We reported top-line Part B results in January 2017, indicating that the primary efficacy endpoint of average change from baseline to week 12 in the magnetic resonance imaging, or MRI, T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met. There were, however, consistent numerical improvements versus placebo across all functional exploratory endpoint measures for the higher dose, as well as numerical improvement versus placebo across multiple functional exploratory endpoint measures for the lower dose, while the lower dose had mixed results versus the higher dose. Changes in these functional measures were not statistically significant in Part B of the MoveDMD trial, which was not powered for functional measures. We believe that the potential treatment-associated effects from these exploratory endpoints warrant further evaluation in Part C of the MoveDMD trial, which is the ongoing open-label extension portion of the trial. We intend to transition all patients participating in Part C of the trial to the 100 mg/kg/day dose, the higher of the two dosing levels administered in Part B, and extending Part C by an additional 24 weeks, subject to institutional review board approval. We intend to report the results from Part C in 2017. We anticipate providing an interim update on Part C of the MoveDMD trial in the second quarter of 2017. In addition to our work in DMD, we are evaluating other diseases where the inhibition of NF-kB may be beneficial for further therapeutic applications of edasalonexent. There are a number of other rare diseases where NF-kB is believed to play an important role, such as Becker muscular dystrophy, which is one of nine types of muscular dystrophy and is characterized by slowly progressive muscle weakness of the legs and pelvis, and IgA nephropathy, a kidney disease that is believed to result from activation of mucosal immunity leading to the synthesis of aberrantly glycosylated polymeric immunoglobulin A1, or IgA1, which enters the circulation and lodges in a patient's kidneys interfering with their proper function.

        In addition to edasalonexent, we are developing a pipeline of product candidates using our SMART linker drug discovery platform as potential treatments for rare diseases including cystic fibrosis, or CF, amyotrophic lateral sclerosis, or ALS, and Friedreich's ataxia, or FA. Our pipeline includes CAT-5571 and CAT-4001, for which we are currently conducting preclinical activities. We are developing CAT-5571 initially as a potential oral treatment for CF, with potential beneficial effects on both trafficking and function of cystic fibrosis transmembrane conductance regulator, or CFTR, and the clearance of Pseudomonas aeruginosa. In CF, a malfunctioning CFTR ion channel impairs chloride secretion, with deleterious effects on multiple organs, and particularly devastating effects on pulmonary, intestinal and pancreatic function. Patients affected with CF are also predisposed to respiratory failure caused by persistent lung infections, notably bacteria and most commonly Pseudomonas aeruginosa, that are difficult to treat with standard antibiotics. CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which are known to be impaired in CF. In addition, we are developing CAT-4001 as a potential treatment for neurodegenerative diseases such as FA and ALS, irrespective of mutation status. FA is a rare genetic disease that causes nervous system damage and compromises motor coordination. ALS, sometimes called Lou Gehrig's disease or classical motor neuron disease, is a rapidly progressive, fatal neurological disease that attacks the nerve cells responsible for controlling voluntary muscles. CAT-4001 is a small molecule that activates Nuclear factor (erythroid-derived 2)-like 2, or Nrf2, and inhibits NF-kB, two pathways that have been implicated in FA and ALS.

        We have previously applied our SMART linker drug discovery platform to engineer our CAT-2000 series product candidates to inhibit the Sterol Regulatory Element Binding Protein, or SREBP, pathway. Inhibitors of SREBP have been proposed for the treatment of nonalcoholic steatohepatitis, or NASH, based on the role of SREBP in lipid metabolism and known human polymorphisms associated with NASH disease progression. NASH is characterized by the build-up of fat in the liver and chronic inflammation, which can trigger progression to fibrosis and ultimately cirrhosis and sometimes hepatocellular carcinoma. We have advanced two CAT-2000 molecules, CAT-2003 and CAT-2054, into clinical development and intend to pursue a partnership for further development of the CAT-2000 series in NASH, which, in addition to CAT-2003 and CAT-2054, includes other discovery-stage molecules with intermediate rates of hydrolysis.

        As of December 31, 2016, we owned five issued U.S. patents with composition of matter and method of use claims directed to edasalonexent, four issued U.S. patents with composition of matter and method of use claims directed to the CAT-2000 series, two issued U.S. patents with composition of matter claims generically covering CAT-5571 and two issued U.S. patents with composition of matter and method of use claims directed to CAT-4001. These patents are expected to expire between 2029 and 2031, without taking into account potential patent term extensions. In addition, our patent portfolio includes over 50 issued foreign patents, over 10 pending U.S. patent applications and over 35 pending foreign patent applications.

Our Scientific Approach

        Our SMART linker drug discovery platform enables us to engineer product candidates that can simultaneously modulate multiple biological targets in a disease. Our proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach.

        Multi-target therapies have in many cases been developed to provide treatment options where single-target therapies have been ineffective. These multi-target therapies have traditionally followed one of two approaches: either use of a single drug that binds to multiple biological targets or co-administration of two or more drugs that interact with different targets. While each of these approaches has well-established benefits in a variety of indications, each is also characterized by significant limitations. For example, use of a single broadly targeted drug can lead to off-target toxicities, side-effects and tolerability issues, and co-administration of two or more drugs can be confounded by differences in the pharmacokinetics and tissue distribution of the drugs, thereby reducing the likelihood of each agent being simultaneously active in the same cell. Our SMART linker drug discovery platform is designed to address these issues.

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

SMART Linker Drug Discovery Platform

        We have leveraged our SMART linker drug discovery platform to engineer molecules that can simultaneously modulate multiple biological targets in a disease. Our drug discovery platform includes a broad array of linkers that we use to engineer molecular series. The linkers used in our drug discovery platform are small chemicals designed to join two separate bioactives into a single conjugate molecule, and some linkers are also bioactives. In systemic circulation, our SMART linker conjugates are typically stable and inactive, potentially reducing off-target toxicities and side-effects. Certain of our conjugates are designed to be cleaved by specific enzymes exclusively within cells in order to release the two bioactives inside the cells. By releasing the bioactive components of the conjugate molecule inside cells, the SMART linker allows the bioactives to reach their targets more efficiently and have greater efficacy than if the bioactives were dosed independently or in combination.

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

        We have SMART linker conjugates that are designed to be stable with oral dosing, as well as stable in both the lumen of the intestine and in systemic circulation, which we have now observed in clinical trials for two product candidate series. We can design the SMART linker to chemically link the two bioactive molecules through their pharmacophores, the regions of the bioactive molecules that are responsible for carrying out their biological activity, resulting in inactivation of the bioactives while conjugated. Once the conjugate enters a cell, the SMART linker may be cleaved by specific enzymes which reside only within cells, releasing the two bioactives to interact with their biological targets. Simultaneous delivery of the bioactives through the SMART linker conjugate into the cell results in the two bioactives having the same pharmacokinetics and tissue distribution. As a result, our SMART linker conjugates can simultaneously modulate two biological targets in diseases of interest within the same cell. In addition, release of the bioactives inside cells can potentially reduce or eliminate off-target, extracellular activity of the bioactives, which may improve safety and tolerability.

        We have observed in multiple preclinical studies that our SMART linker conjugates achieved greater efficacy than administration of the two bioactives either independently or in combination. In clinical trials, SMART linker conjugates have demonstrated significant improvements in activity on disease pathways and tolerability relative to equivalent doses of the two bioactives delivered in combination. We also have observed statistically significant pharmacological effects with SMART linker conjugates at dose levels significantly lower than the prescribed doses of the two component bioactives, as further described below under "—Our Product Candidates—Edasalonexent—Edasalonexent Clinical Development—Completed Clinical Trials". We are developing a pipeline of preclinical assets using our SMART linker drug discovery platform to potentially treat rare diseases including CF, ALS, FA, and others.

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

Edasalonexent

        Edasalonexent is a SMART linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties. We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration. We reported results from Part A of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for Part B of the trial in January 2017. Results from both Part A and Part B of the MoveDMD trial are described further below under "—Edasalonexent Clinical Development". In July 2016, we initiated an open-label extension, Part C of the MoveDMD trial, which is expected to provide safety and efficacy data on edasalonexent when administered for up to 48 weeks. The FDA has granted edasalonexent orphan drug, fast track and rare pediatric disease designations for the treatment of DMD. The EC has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

        In September 2016, we announced a pre-clinical joint research collaboration with Sarepta Therapeutics, Inc., or Sarepta, a commercial stage developer of RNA targeted therapeutics, established to explore a combination drug treatment approach for DMD. In the Catabasis and Sarepta collaboration, increased dystrophin protein expression was seen with an exon-skip modality in combination with edasalonexent in the designated mouse model of DMD.

Overview of DMD

        DMD is a rare pediatric disorder involving progressive muscle degeneration that eventually leads to death. DMD is caused by various mutations in the dystrophin gene that result in a lack of functional dystrophin in muscle fibers, which renders muscle fibers more susceptible to mechanical stress. Dystrophin is a protein that resides in the membrane of muscle cells and is critical to the structural and membrane stability of muscle fibers in skeletal, including diaphragm, and cardiac muscle. When muscles contract or stretch during normal use, the absence of normally functioning dystrophin results in activation of the NF-kB pathway, triggering inflammation in the muscles, resulting in muscle damage and reducing the ability of muscles to regenerate. As muscle damage progresses, connective and adipose tissues replace muscle fibers, resulting in inexorable muscle weakness.

        DMD occurs almost exclusively in males, occurring in approximately 1 in 3,500 live male births. Based on this incidence rate, we estimate that DMD affects a total of approximately 15,000 patients in the United States and approximately 19,000 patients in the European Union.

        Children with DMD typically begin to show symptoms of disease between ages two and five, when they develop a waddling gait, frequently fall and have difficulty rising from the floor. Progressive weakness then develops in the voluntary muscles in the arms, legs and trunk. This muscle weakness is accompanied by fixations, or contractures, of joints, such as knees, hips and elbows. By age eight, most patients have difficulty ascending stairs. Patients typically lose walking ability between the ages of ten and fourteen and, by about twelve years of age, most people with DMD are unable to walk and need to use a power wheelchair on a regular basis. Patients' cardiac and respiratory muscles are also adversely affected, typically requiring use of ventilators in their late teens. Progressive weakening of cardiac and respiratory muscles of DMD patients eventually results in death, generally in their mid-twenties.

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

Unaddressed Market Opportunity

        There are currently only two therapies approved in the United States for the treatment of DMD: Sarepta's drug Exondys 51, also known as eteplirsen, an exon skipping therapy targeting the skipping of exon 51, that was granted accelerated approval by the FDA, and Marathon Pharmaceuticals' EMFLAZA™, also known as deflazacort, a corticosteroid, which is indicated for the treatment of DMD in patients five years of age and older. Corticosteroid therapy, including treatment with prednisone, is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation. Corticosteroids have demonstrated efficacy in DMD patients, which is believed to be driven by reductions in activated NF-kB. However, corticosteroids primarily act through another pathway called the glucocorticoid receptor-mediated pathway, and also can cause significant complications including growth suppression, excessive weight gain, behavioral changes, reduction in bone strength and compromise of the immune system. Over time, corticosteroids induce chronic myopathy in many diseases through induction of muscle protein breakdown, which ultimately leads to muscle damage. DMD patients treated with corticosteroids typically show an initial improvement in measures of muscle function but then resume a progressive decline. Approximately half of DMD patients treated with steroids lose the ability to walk by age thirteen and the vast majority are in wheelchairs by age sixteen. DMD patients typically live until their mid-twenties, despite the availability of corticosteroids.

        Additionally, there are several treatments for DMD that are approved or under review in the European Union or are expected to be under review by regulatory agencies in the near future. Santhera Pharmaceuticals, or Santhera, has filed a marketing authorization application with the European Medicines Agency, or EMA, for Raxone®, also known as idebenone, for the treatment of DMD in patients with respiratory function decline and not taking concomitant glucocorticoids. Sarepta's Exondys 51 is under review by the EMA, and PTC Therapeutics' ataluren is conditionally approved in the European Union and several other countries for treatment of nonsense mutation DMD under the trade name Translarna™. PTC Therapeutics also re-filed a new drug application, or NDA, with the FDA in March 2017. Exondys 51 and ataluren target mechanisms to increase levels of dystrophin in muscles. Each of these agents addresses a specific type of genetic mutation in order to produce a partially functional dystrophin protein. The therapeutic goal of these product candidates is to reduce disease severity and extend survival in those DMD patients who are candidates for therapy with these agents. Based on the prevalence of the specific mutations that Exondys 51 and ataluren are designed to address, they would be expected to be effective in an aggregate of approximately 26% of DMD patients. We believe that DMD patients, including those treated with these dystrophin therapies, will continue to require treatments to reduce muscle inflammation and degeneration and enhance muscle regeneration.

Edasalonexent for the Treatment of Duchenne Muscular Dystrophy

        Based on the mechanism of action by which edasalonexent suppresses NF-kB and the results that we have seen in preclinical models of DMD, we believe that edasalonexent has the potential to combine reduction of inflammation and muscle degeneration with positive effects on muscle regeneration, all of which may allow patients to retain muscle function longer. In addition, we believe that edasalonexent has the potential to be an effective therapy in all DMD patients, regardless of the underlying mutation, and to provide significant benefit to patients, both as monotherapy and when used in combination with other therapies, including dystrophin-targeted therapies and agents targeting utrophin. We intend to commercialize edasalonexent in North America ourselves and commercialize edasalonexent outside of North America either ourselves or with a collaborator.

Edasalonexent Clinical Development

  MoveDMD Phase 1/2 Trial of Edasalonexent in Patients with DMD

        Our MoveDMD Phase 1/2 trial enrolled ambulatory boys between ages four and seven with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial are not limited to any specific dystrophin mutations. The MoveDMD trial is designed to be conducted in three sequential parts, Part A and Part B, both of which have been completed, and Part C, an open-label extension initiated in July 2016, which is on-going.

        In Part A of the MoveDMD trial, which was conducted at three sites in the United States, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, across three dosing levels: 33 mg/kg/day, taken in a single daily dose, 67 mg/kg/day, taken in two daily doses, and 100 mg/kg/day, taken in three daily doses. We also compared edasalonexent exposure levels to exposure levels achieved in previous edasalonexent clinical trials in adults where inhibition of NF-kB was observed. In January 2016, we reported that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed. The majority of adverse events were mild, and the most common adverse events were gastrointestinal, primarily diarrhea. There were no serious adverse events and no drug discontinuations. For the 67 mg/kg/day and 100 mg/kg/day dosing levels, pharmacokinetic results demonstrated edasalonexent plasma exposure levels consistent with those previously observed in adults at which inhibition of NF-kB was observed, and edasalonexent significantly reduced the expression of a set of genes that are controlled by NF-kB. We subsequently reported results with positive NF-kB biomarker data that supported NF-kB target engagement via statistically significant reduction in NF-kB controlled gene expression for the 67 mg/kg/day and 100 mg/kg/day dosing levels. These two dosing levels were advanced to Part B of the trial.

        Thirty-one boys enrolled in Part B of the MoveDMD trial and all completed Part B of the trial. Both dose levels of edasalonexent evaluated were well tolerated with no safety signals observed. The majority of adverse events were mild in nature and the most common treatment-related adverse events were gastrointestinal, primarily mild diarrhea and vomiting. There were no treatment-related serious adverse events, no drug discontinuations and no dose reductions. Edasalonexent plasma exposure in Part B of the MoveDMD trial was consistent with that observed in Part A.

        In Part B of the MoveDMD trial, we assessed the effects of edasalonexent using MRI T2 as an early biomarker at 12 weeks in a randomized, double-blind, placebo-controlled trial. Part B of the MoveDMD trial was conducted at five sites in the United States, and we believe that it was the first Phase 2 trial in DMD to use MRI as a primary endpoint. MRI is a non-invasive imaging technique that allows investigators to view muscle structure and composition and measure disease status in children with DMD. Changes in MRI measures, particularly fat fraction, have been correlated in natural history studies with longer-term changes in clinically meaningful measures of functional activity. We used MRI T2 as the primary endpoint to serve as an early biomarker for demonstrating a benefit on muscle composition that potentially would allow us to see an effect of edasalonexent at 12 weeks of treatment, as has been seen by others with corticosteroids. We announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met (0.37 milliseconds for the pooled edasalonexent treatment groups versus 0.47 milliseconds for placebo; a smaller increase in MRI T2 is believed to correlate with less muscle inflammation). Although we did not see a similar treatment effect as corticosteroids on the MRI T2 composite measure at 12 weeks, we observed potential treatment-associated functional effects at both dose levels of edasalonexent on the exploratory endpoints described below, as well as continued to observe acceptable safety, tolerability and plasma exposure data in Part B of the MoveDMD trial. Therefore, as planned, we are measuring the effects of edasalonexent on patients with DMD in the MoveDMD trial in Part C to see if signals strengthen in the longer-term data from the ongoing open-label extension.

        Exploratory endpoints also included the following functional tests in Parts B and C of the MoveDMD trial: timed function tests best suited for the age group of the trial subjects, including the 10-meter walk/run, 4-stair climb and time-to-stand tests; the North Star Ambulatory Assessment; assessments of muscle strength; and the Pediatrics Outcomes Data Collection Instrument, a parent-proxy measure of functional ability. The trial is not powered to detect statistically significant changes in any of the exploratory endpoints during Part B or Part C, and no significant changes were detected in these measures for those dosed with edasalonexent versus placebo at 12 weeks. Top-line results from Part B demonstrated that the edasalonexent 100 mg/kg/day treatment group, whose patients took 33mg/kg capsules three times a day, consistently showed numerical improvement versus placebo across all measures of the functional test exploratory endpoints, although the changes were not statistically significant. Similarly, the 67 mg/kg/day treatment group, whose patients took 33mg/kg capsules twice a day, consistently showed numerical improvement versus placebo across multiple measures of the functional test exploratory endpoints, although the changes were not statistically significant and were mixed compared to the 100 mg/kg/day treatment group. Compared to the placebo group, patients in the edasalonexent 100 mg/kg/day group had characteristics of more advanced disease at baseline. This was indicated by the age at onset, age at diagnosis and the baseline values for time to complete the 4-stair climb and time-to-stand. In addition, baseline assessments were performed at the beginning of Part A and Part B of the MoveDMD trial to compare changes in functional measures in this control period to those observed in Part B and Part C. There were twelve boys who participated in Part A and received active treatment in Part B, and the rate of decline in functional measures for these boys generally showed numerical improvement over the active treatment period compared to the control period. We believe that the top-line results from the functional exploratory endpoints and additional functional assessments warrant further evaluation as planned in Part C of the MoveDMD trial. We intend to transition all patients participating in Part C of the trial to the 100 mg/kg/day dose and extending Part C by an additional 24 weeks, subject to institutional review board approval, so that we have the opportunity to assess the higher dose in all of the boys in Part C and so that the boys that started the open-label extension since July last year are able to continue to receive edasalonexent treatment. We intend to report the results from Part C in 2017. We anticipate providing an interim update on Part C of the MoveDMD trial in the second quarter of 2017.

        Following additional assessment of the effects in patients of edasalonexent in Part C of the MoveDMD trial, we will determine next steps for the edasalonexent program in DMD.

  Completed Clinical Trials

        To date, we have studied edasalonexent in three completed Phase 1 clinical trials, in addition to Part A of the MoveDMD trial, which is described above. The design for each of these other clinical trials are discussed below.

Edasalonexent—Completed Phase 1 Clinical Trials

			Subjects
Trial	Description	Duration Of Dosing	Total	Treated with edasalonexent
CAT-1004-101	Randomized, double-blind, placebo-controlled, single ascending dose clinical trial to evaluate safety, tolerability and pharmacokinetics of edasalonexent in healthy subjects	1 day	52	39
CAT-1004-102	Randomized, double-blind, placebo-controlled multiple ascending dose clinical trial to evaluate safety, tolerability, pharmacokinetics and pharmacodynamics of edasalonexent in adults with Type 2 diabetes	14 days	44	32
CAT-1004-103	Single-blind biomarker trial in healthy adults to compare activity of edasalonexent, a combination of salicylate and DHA, or placebo on activated NF-kB	1 day	9	8

        Phase 1 Single Ascending Dose Trial (CAT-1004-101):    We conducted a randomized, double-blind, placebo-controlled, single ascending dose Phase 1 clinical trial in 52 healthy volunteers at a single site in the United States to assess the safety, tolerability and pharmacokinetics of edasalonexent in both fasted and fed states. The participants were randomized to receive edasalonexent or placebo. Edasalonexent was administered orally in soft gelatin capsules at doses ranging from 300 mg to 6000 mg.

        Single doses of edasalonexent, administered to subjects in both fed and fasted conditions, appeared to be well tolerated. Subjects in the fasted state reported few adverse events, with the most commonly reported adverse events being headache, diarrhea and dizziness. Of the 44 subjects in the fasted state, five reported headache, three reported diarrhea and two reported dizziness. The majority of the adverse events in the fasted state were mild in severity. Of the 35 subjects in the fed state, six reported diarrhea, six reported headache and four reported abdominal pain. The most common adverse events in the fed state were diarrhea, headache and abdominal pain, and all of the adverse events in the fed state were mild in severity. Subjects in the fed state receiving single doses of edasalonexent of 4000 mg or more reported gastrointestinal adverse events more frequently than subjects receiving lower doses. No treatment-related severe adverse events were reported. There were no observed trends in laboratory, vital signs or electrocardiogram results following edasalonexent administration in either the fasted or fed state.

        Edasalonexent was rapidly absorbed in plasma, with mean maximum and overall plasma exposure generally increasing with edasalonexent dose levels. Neither component bioactive, salicylate or DHA, was detected in plasma at levels above background, consistent with intracellular cleavage of edasalonexent and intracellular delivery of the component bioactives. Administration of a high-fat meal increased edasalonexent mean maximum and overall exposure by approximately three- to eight-fold.

        Phase 1 Multiple Ascending Dose Trial (CAT-1004-102):    We conducted a randomized, double-blind, placebo-controlled, multiple ascending dose Phase 1 clinical trial in 44 subjects at a single center in the United States to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of edasalonexent. These subjects had Type 2 diabetes and mild background inflammation, which enabled us to assess the activity of edasalonexent on activated NF-kB. Subjects were randomized to receive edasalonexent or placebo. edasalonexent was administered orally in soft gelatin capsules at total daily doses ranging from 300 mg to 4000 mg.

        Edasalonexent administered for two weeks appeared to be well tolerated. The adverse events reported in more than one subject were each reported by two subjects. These adverse events were diarrhea (both instances reported by subjects receiving 4000 mg daily doses of edasalonexent), gastroenteritis (one instance reported by a subject in the placebo group and the other by a subject receiving 1000 mg daily doses of edasalonexent) and upper respiratory tract infection (both instances reported by subjects receiving 4000 mg daily doses of edasalonexent). The majority of the adverse events were mild in severity. No treatment-related severe adverse events were reported.

        Edasalonexent was rapidly absorbed in plasma, with mean maximum and overall plasma exposure generally increasing with escalating single or multiple doses of edasalonexent. Neither component bioactive, salicylate or DHA, was detected in plasma at levels above background, again consistent with intracellular cleavage of edasalonexent and intracellular delivery of the component bioactives.

        In the Phase 1 multiple ascending dose trial, we observed by two methods that edasalonexent inhibited activated NF-kB. For the first method, we stimulated NF-kB activity ex vivo in whole blood from subjects treated with edasalonexent or placebo, and then observed NF-kB activity in monocytes, or immune cells, that we isolated from the whole blood. NF-kB activity was reduced in a majority of subjects following two weeks of edasalonexent treatment but not following treatment with placebo. For the second method, we performed gene expression analyses on whole blood taken from subjects prior to treatment and after two weeks of treatment with edasalonexent or placebo. Edasalonexent significantly reduced the expression of a set of genes that are controlled by NF-kB. In contrast, treatment with placebo for two weeks did not significantly reduce expression of NF-kB regulated genes.

        Phase 1 NF-kB Biomarker Trial (CAT-1004-103):    We conducted a single-blind, crossover Phase 1 clinical trial with edasalonexent in nine healthy adult volunteers at a single center in the United States to compare activity of a single dose of 2000 mg of edasalonexent on activated NF-kB to a combination of salicylate and DHA or placebo. No adverse events were reported in this clinical trial. The salicylate and DHA were dosed at approximately equivalent amounts to those contained in the edasalonexent conjugate. We assessed NF-kB activity in peripheral blood mononuclear cells, or PBMCs, isolated from subjects before dosing and two hours after dosing. PBMCs are circulating immune cells that can mount an NF-kB response and migrate into tissue such as muscle and drive inflammation. Prior to the determination of NF-kB activity, we stimulated whole blood with lipopolysaccharide, or LPS, to activate the NF-kB pathway. Treatment of subjects with edasalonexent significantly reduced the level of activated NF-kB, as measured by nuclear p65, a surrogate marker for activated NF-kB. In contrast, no change in the level of activated NF-kB was observed upon treatment with the combination of salicylate and DHA, or upon treatment with placebo. In this trial, edasalonexent, which is a SMART linker conjugate of salicylate and DHA, exhibited greater activity on the NF-kB pathway than the combination of its component bioactives.

Edasalonexent Preclinical Development

        In preclinical studies, we have observed that edasalonexent inhibited NF-kB activity in vitro and in vivo, and produced disease-modifying effects in two established animal models of DMD, the mdx mouse model and the Golden Retriever muscular dystrophy, or GRMD, dog model.

  In Vivo Studies in Animal Models of DMD

        We have created several SMART linker conjugates that inhibit activated NF-kB. Two of these conjugates, edasalonexent and CAT-1041, exhibit very similar effects on NF-kB activity in cell based assays, in animal studies and on functional activity in animal models. CAT-1041 is a closely related analog of edasalonexent in which the DHA component of the salicylate-DHA conjugate has been replaced with the omega-3 fatty acid eicosapentaenoic acid, or EPA. In some preclinical studies, we used CAT-1041 as a surrogate for edasalonexent. Both edasalonexent and CAT-1041 produced disease-modifying efficacy in established animal models of DMD. We decided to advance edasalonexent into clinical trials rather than CAT-1041 based on scientific literature suggesting that DHA has superior anti-inflammatory activity compared to EPA.

        mdx Mouse Model.    We examined the potential therapeutic effects of edasalonexent using the mdx mouse model of DMD. We observed that four weeks of treatment with edasalonexent or prednisolone, a steroid, reduced muscle inflammation and the number of degenerating muscle fibers in mdx mice. However, only edasalonexent-treated animals showed preservation of muscle mass and an increase in the number of regenerating fibers, suggesting that chronic treatment with edasalonexent can protect muscle from the damage expected to occur over time in mdx mice.

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

        We also observed in this same study that mdx mice treated with CAT-1041 showed significantly increased mass of two major leg muscles, the gastrocnemius and quadriceps. These increases were independent of changes in total body weight. CAT-1041 treated mice also had a statistically significant reduction in cardiac mass and fibrosis, suggesting that chronic treatment with CAT-1041 may have reduced the dilated cardiomyopathy typically observed in mdx mice.

        In this study, we also observed that edasalonexent and CAT-1041 exhibited similar activity on muscle contractions of the extensor digitorum longus muscle in mdx mice with significant preservation of muscle function compared to control. Finally, in this study we observed a reduction in diaphragm and quadricep muscle fibrosis in mdx mice treated with CAT-1041 in comparison to control.

        Golden Retriever Dog Model.    We also evaluated the effects of edasalonexent in the GRMD dog model. A single oral dose of edasalonexent inhibited basal, or unstimulated, NF-kB activity by 48% in GRMD dogs. Edasalonexent also inhibited LPS-stimulated NF-kB activity by 75% and LPS-stimulated plasma levels of TNFa protein, a key marker of inflammatory response, by 77%. Together, these data suggest that a single oral dose of edasalonexent achieves sufficient exposure levels to inhibit activated NF-kB in a dog model of DMD.

  In Vitro Studies

        In an in vitro study in a mouse macrophage cell line, we observed that edasalonexent inhibited LPS-stimulated NF-kB activity to a greater extent than either of its components, salicylate and DHA, alone or in combination. We also observed that edasalonexent inhibited LPS-stimulated NF-kB activity in human PBMCs, which are a potential target tissue for edasalonexent. In studies performed with a mouse macrophage cell line, edasalonexent reduced the LPS-stimulated expression of a set of genes that encode pro-inflammatory mediators and whose expression is controlled by NF-kB.

Edasalonexent Orphan Drug, Fast Track and Rare Pediatric Disease Designations

        The FDA has granted edasalonexent orphan drug, fast track and rare pediatric disease designations for the treatment of DMD. A product may be designated by the FDA as an "orphan drug" if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States. If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the FDA will not approve another sponsor's marketing application for the same product for the same use or indication before the expiration of seven years, except in certain limited circumstances. The FDA fast track process is designed to expedite the development and review of drugs to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. Companies that receive fast track designation are allowed to submit NDAs on a rolling basis, expediting the FDA review process, and benefiting from more frequent communication with the FDA to discuss all aspects of clinical development. In addition, drugs that receive fast track designation are eligible for accelerated approval and priority review if certain criteria are met. The FDA's rare pediatric disease designation gives us the potential to receive a priority review voucher if edasalonexent is approved. However, the rare pediatric disease program is set to expire in September 2020.

        The EC has granted orphan medicinal product designation to edasalonexent for the treatment of DMD. Similar to the FDA orphan drug designation, the EC may designate a product as an orphan medicinal product if it is intended for the treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons. In Europe, marketing authorization for an orphan medicinal product generally leads to up to a ten-year period of market exclusivity if the product candidate is granted marketing authorization in the European Union.

CAT-5571

        CAT-5571 is a SMART linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA. We are developing CAT-5571 initially as a potential oral treatment for CF with potential effects on both the CFTR and on the clearance of Pseudomonas aeruginosa. CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which are known to be impaired in CF.

        We have shown in preclinical studies that CAT-5571 synergistically activates autophagy in cultured primary human bronchial epithelial cells isolated from patients with CF. In addition, we have shown in ex vivo preclinical studies that CAT-5571, in combination with lumacaftor/ivacaftor, a combination drug that consists of lumacaftor, which increases CFTR proteins that are trafficked to the cell surface, and ivacaftor, which increases the activity of the CFTR protein at the surface of epithelial cell, enhances cell-surface trafficking and function of CFTR with the F508del mutation, which is the most frequent CFTR mutation and is present in 86% of patients included in the Cystic Fibrosis Foundation United States Patient Registry. We have also shown that CAT-5571 enhances the clearance of Pseudomonas aeruginosa infection in preclinical models of CF, irrespective of CFTR mutation status. We are conducting additional preclinical activities with CAT-5571.

        In 2017, we plan to continue preclinical evaluation of CAT-5571 in animal models of CF, and to conduct investigational new drug, or IND, application-enabling activities for CAT-5571. If we are successful in these activities, we intend to advance CAT-5571 into a Phase 1 clinical trial in 2018.

Cystic Fibrosis

        Cystic fibrosis is a rare, chronic, genetic, life-shortening orphan disease that affects over 70,000 patients worldwide, predominantly in the Caucasian population. In CF, a malfunctioning CFTR ion channel impairs chloride secretion, with deleterious effects on multiple organs, and particularly devastating effects on pulmonary, intestinal and pancreatic function. Patients affected with CF are also predisposed to respiratory failure caused by persistent lung infections, notably bacteria and most commonly Pseudomonas aeruginosa, that are difficult to treat with standard antibiotics. CF patients have frequent pulmonary exacerbations due to their inability to clear the persistent lung infections. Advancement in research and treatments have extended the life expectancy for those living with CF, however, there is currently no cure.

CAT-4001

        CAT-4001 is a SMART linker conjugate that we designed to combine the potentially beneficial activities of monomethyl fumarate and DHA on the Nrf2 and NF-kB pathways. CAT-4001 is a small molecule designed to activate the Nrf2 pathway and inhibit the NF-kB pathway. We are developing CAT-4001 initially for the treatment of severe, rare neurodegenerative diseases, such as FA and ALS, two diseases of the central nervous system in which the Nrf2 and NF-kB pathways have been implicated, irrespective of mutation status. Nrf2 is a gene transcription factor, a protein that works inside of cells to control the expression of genes, that control the body's response to cellular stress and oxidative damage. We are conducting preclinical activities with CAT-4001.

        We have shown that CAT-4001 modulates the Nrf2 and NF-kB pathways in both cellular assays and animal models. In these studies, we have also observed that the activity produced by CAT-4001 was greater than that produced by the individual bioactives, monomethyl fumarate and DHA, either alone or in combination at approximately equivalent amounts to those contained in the CAT-4001 conjugate. Oxidative stress and neuroinflammation are believed to play a central role in a number of neurodegenerative diseases, including FA and ALS. In addition, monomethyl fumarate is the circulating form of the active ingredient of Biogen's Tecfidera (dimethyl fumarate), an FDA-approved treatment for multiple sclerosis, another neurodegenerative disease. We believe that this known therapeutic effectiveness of monomethyl fumarate offers further support for the potential for CAT-4001 to be developed for the treatment of neurodegenerative diseases.

        Based on its mechanism of action, we believe that CAT-4001 has the potential to be a disease modifying agent in certain neurodegenerative diseases. In 2017, we plan to continue preclinical evaluation of CAT-4001 in animal models of FA as well as ALS.

Friedreich's Ataxia

        Friedreich's ataxia is a rare genetic disease that causes nervous system damage and compromises motor coordination. FA is caused by a defect in the frataxin gene, which regulates iron levels in the mitochondria. In the majority of cases, the genetic defect in FA causes a reduction in the production of the frataxin protein and iron levels in mitochondria become poorly regulated. In FA, iron overload in mitochondria affects metabolism, causing oxidative stress and ultimately damaging mitochondrial DNA. Progressive degeneration of central and peripheral nervous systems in FA patients causes impaired gait and coordination, muscle loss and fatigue. Disease progression varies, but generally, the patient is confined to a wheelchair within 10 to 20 years after the appearance of the first symptoms. Patients may become completely incapacitated in later stages of the disease.

        FA occurs in both males and females and is estimated to affect 1 in 50,000 individuals. Based on this prevalence rate, we believe there are up to 6,000 patients with FA in the US and up to 15,000 FA patients in the European Union.

        The Friedreich's Ataxia Research Alliance announced in January 2016 that we were the recipient of the Kyle Bryant Translational Research Award. The Kyle Bryant Translational Research Award specifically focuses on pre-clinical and clinical investigations that target treatments for FA.

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

CAT-2000 Series

        Our CAT-2000 compounds are SMART linker conjugates of nicotinic acid and EPA. The linkers for our CAT-2000 series compounds are cleaved through intracellular enzymatic hydrolysis, to release the component bioactives to inhibit SREBP. By using different linkers, we have produced product candidates within the CAT-2000 series that possess different hydrolysis rates, resulting in distinct pharmacokinetics, biodistribution and pharmacology. We have been able to demonstrate enzymatic hydrolysis and inhibition of SREBP in in vitro studies with CAT-2000 molecules. In addition, in vivo, CAT-2000 molecules have demonstrated efficacy in multiple preclinical models of hyperlipidemias and NASH. We believe that our portfolio of CAT-2000 molecules, which includes the clinical-stage molecules CAT-2003 and CAT-2054 and other discovery-stage molecules with intermediate rates of hydrolysis, provides an opportunity to develop a therapy for NASH. We intend to pursue a partnership for further development of the CAT-2000 series in NASH.

Sales and Marketing

        Given our stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any collaboration or co-promotion arrangements. If we are able to progress our edasalonexent program, we intend to commercialize edasalonexent in North America ourselves and commercialize edasalonexent outside of North America either ourselves or with a collaborator. In addition, we intend to expand the drug development applications of our SMART linker drug discovery platform through selective collaborations with leading biotechnology and pharmaceutical companies.

Manufacturing and Supply

        Each of our SMART linker conjugate product candidates is a small molecule compound manufactured from component raw materials. The omega-3 fatty acid materials that we use as bioactives are purified from natural sources by established pharmaceutical fine chemicals manufacturers. The other bioactive and linker raw materials that we use are also readily available from established pharmaceutical intermediate manufacturers. The components are conjugated to form the SMART linker product candidate using well understood, conventional chemistries.

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

Edasalonexent for Duchenne Muscular Dystrophy

        There are currently only two therapies approved in the United States for the treatment of DMD. Sarepta's drug Exondys 51, also known as eteplirsen, was approved by the FDA for the treatment of DMD under the accelerated approval pathway in September 2016 for patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. In addition, in February 2017, Marathon Pharmaceuticals, LLC announced that the FDA granted approval of EMFLAZA™, also known as deflazacort, a corticosteroid, for the treatment of DMD in patients five years and older. Outside of the United States, PTC Therapeutics' drug ataluren, also known as Translarna™, has been conditionally approved within the European Union Member States, Iceland, Liechtenstein, Norway, Israel and South Korea for the treatment of nonsense mutation DMD. Although not previously approved for the treatment of DMD, corticosteroid therapy, including prednisone, is considered standard of care and is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation.

        A number of companies are developing therapies to treat DMD in patients with specific mutations in the dystrophin gene. In addition to eteplirsen, Sarepta has two additional exon-skipping therapies for DMD in Phase 3 clinical development. These agents, SRP-4053 and SRP-4045, target skipping of exons 53 and 45, respectively. Daiichi-Sankyo is developing an exon-skipping product candidate for DMD patients with out-of-frame deletion mutations amenable to exon 45 skipping, and announced in February 2016 that it began its first Phase 1/2 clinical trial for its product candidate, DS-5141b, in Japan. NS Pharma has a compound, NS-065/NCNP-01, in Phase 2 clinical development in the United States and Japan for patients with mutations amenable to exon 53 skipping. Based on the prevalence of the specific mutations that these product candidates being developed by Sarepta, Daiichi-Sankyo and NS-Pharma are designed to address, they would be expected to have the potential to be effective in an aggregate of approximately 16% of DMD patients. In addition to these clinical stage programs, BioMarin has announced its intent to continue to explore the development of next generation oligonucleotides for the treatment of DMD, and Wave Life Sciences is developing an exon 51 skipping candidate, WVE-210201, for which it has announced plans to enter the clinic in the second half of 2017.

        In addition to exon-skipping therapies, other companies have alternative therapeutic approaches to the treatment of DMD in late stage clinical development. Santhera announced in September 2016 that it enrolled its first patient in its Phase 3 trial (SIDEROS) that will assess the efficacy of its drug Raxone®, also known as idebenone, in slowing the rate of respiratory function decline in DMD patients receiving concomitant glucocorticoids. Santhera has stated that successful completion of the SIDEROS trial will provide the necessary data to support an NDA filing with FDA for Raxone. Santhera has filed a marketing authorization application with the EMA for Raxone for the treatment of DMD in patients with respiratory function decline and not taking concomitant glucocorticoids. PTC Therapeutics' ataluren provides another alternative therapeutic approach to treating DMD, already approved outside of the United States as mentioned above. Ataluren is designed to enable the formation of a functioning dystrophin protein in patients with DMD caused by a nonsense mutation. In February 2016, PTC Therapeutics received a Refuse to File letter for ataluren from the FDA and appealed this decision, and this appeal was subsequently denied by the FDA in October 2016. PTC Therapeutics filed a new ataluren NDA for nonsense mutation DMD over protest with the FDA in March 2017. A number of companies also have products candidates in clinical development for DMD, including Akashi Therapeutics, Bristol-Myers Squibb, Capricor Therapeutics, Cardero Therapeutics, Italfarmaco SpA, Pfizer, Phrixus Pharmaceuticals, Reveragen, Summit Plc and Taiho Pharmaceuticals. If successfully developed, some of these alternative therapeutic approaches may be applicable to all DMD patients regardless of underlying mutation status.

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

        As of December 31, 2016, our patent estate included over 20 issued U.S. patents, over 50 issued foreign patents, over 10 pending U.S. patent applications and over 35 pending foreign patent applications.

        With regard to edasalonexent, we have five issued U.S. patents with composition of matter and method of use claims directed to edasalonexent and its use. The issued U.S. patents are expected to expire in 2029, without taking a potential patent term extension into account. In addition, we have patents that have been granted in various countries including Australia, China, Europe, Japan, Mexico and New Zealand, which are expected to expire in 2029, without taking potential patent term extensions into account, and at least five pending patent applications in various other countries and regions in North America, South America, and Asia, which, if issued, are expected to expire in 2029, without taking potential patent term extensions into account.

        With regard to CAT-5571, we have two granted U.S. patents with composition of matter claims generically covering CAT-5571, which are scheduled to expire in 2030, without taking potential patent term extensions into account. We also have a pending international patent application with claims covering CAT-5571 and related compounds and their use, including their use in the treatment of cystic fibrosis.

        With regard to CAT-4001, we have two granted U.S. patents with composition of matter and method of use claims directed to CAT-4001 and its use. These U.S. patent are scheduled to expire in 2031, without taking a potential patent term extension into account. In addition, we have patents that have been granted in various countries including Australia, China, Japan, Mexico, New Zealand and Taiwan, which are expected to expire in 2031, without taking potential patent term extensions into account, and at least 5 pending patent applications in various other countries and regions in North

America, South America, Europe and Asia, which, if issued, are expected to expire in 2031, without taking potential patent term extensions into account.

        With regard to CAT-2003 and CAT-2054, we have four issued U.S. patents with composition of matter and method of use claims directed to CAT-2003 and CAT-2054 and their use. These U.S. patents are scheduled to expire in 2030 and 2031, without taking potential patent term extensions into account. In addition, we have patents that have been granted in several different countries including Australia, Mexico, China, Japan and New Zealand, which are expected to expire in 2030, without taking potential patent term extensions into account and at least 20 pending applications in various other countries and regions including North and South America, Europe, and Asia, which, if issued, are expected to expire in 2030, without taking patent term extensions into account. In addition, we have a pending U.S. patent application covering CAT-2054, which, if issued, is expected to expire in 2033, without taking a potential patent term extension into account. We have at least 10 counterpart patent applications pending in various countries and regions in North America, South America, Europe and Asia, which, if issued, are expected to expire in 2033, without taking potential patent term extensions into account.

        The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

        In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering edasalonexent, CAT-5571, CAT-4001, CAT-2003 and CAT-2054 may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Preclinical Studies

        Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as chronic toxicity and carcinogenicity assessments, may continue after the IND is submitted.

        Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

        An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

        Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

        A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA's regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

        In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB's requirements or if the product candidate has been associated with unexpected serious harm to patients.

        Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

        Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov website.

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

        Human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

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

  •
  Phase 4.  Post-approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

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

        Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Submission of an NDA to the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, which for federal fiscal year 2017 is $2,038,100. The sponsor of an approved NDA is also subject to annual product and establishment user fees, which for fiscal year 2017 are $97,750 per product and $512,200 per establishment.

        The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA's receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for "priority review" products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

        Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites involved with the conduct of the Phase 3 clinical trials to assure compliance with GCP. If compliance or data integrity is called into question due to inspection finding, this may cause a delay or affect the likelihood of drug approval.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

        The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

        Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product's application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA's time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

        Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

        Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA's goal for taking action on a marketing application from ten months to six months.

        Finally, with passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

The FDA's Decision on an NDA

        On the basis of the FDA's evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA may issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA, and other foreign regulatory agencies, have substantial discretion in the approval process.

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

Pediatric Studies and Exclusivity

        Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA's internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

        If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

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

Rare Pediatric Disease Priority Review Voucher Program

        With enactment of the FDASIA in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a "rare pediatric disease" may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

        For the purposes of this program, a "rare pediatric disease" is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. A sponsor may choose to request rare pediatric disease designation, but the designation process is entirely voluntary; requesting designation is not a prerequisite to requesting or receiving a priority review voucher. In addition, sponsors who choose not to submit a rare pediatric disease designation request may nonetheless receive a priority review voucher if they request such a voucher in their original marketing application and meet all of the eligibility criteria. Under the Cures Act, the Rare Pediatric Disease Priority Review Voucher program was reauthorized until 2020. However, if a drug is designated before October 1, 2020, it is eligible to receive a voucher if approved before October 2022.

The 21st Century Cures Act

        On December 13, 2016, President Obama signed the Cures Act into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

        With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of "real world evidence" to help support approval of new indications for approved drugs; provides a new "limited population" approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a "regenerative advanced therapy," thereby making it eligible for certain expedited review and approval designations.

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

        If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding on all member states.

Clinical Trial Approval

        Requirements for the conduct of clinical trials in the European Union, including GCP, are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the European Union member states. Under this system, approval must be obtained from the competent national authority of each European Union member state in which a study is planned to be conducted. To this end, a Clinical Trial Application is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

        In April 2014, the European Union passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new European Union clinical trials legislation was passed as a regulation that is directly applicable in all European Union member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of the EMA, the new Clinical Trials Regulation will become applicable in October 2018. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

        The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the European Union portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned; strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

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

Periods of Authorization and Renewals

        Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the European Union market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

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

Brexit and the Regulatory Framework in the United Kingdom

        On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, which is commonly referred to as "Brexit". The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the U.K. provides a notice of withdrawal pursuant to the European Union Treaty. The U.K. Prime Minister has stated that notice of withdrawal will be given by the end of March 2017. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations,

Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K.

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

Healthcare Reform

        A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

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

        With the new Presidential Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

        The President and Congressional leaders have expressed interest in repealing certain Affordable Care Act provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace Affordable Care Act provisions is highly uncertain in many respects, and it is possible that some of the Affordable Care Act provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with

Affordable Care Act coverage expansion provisions. However, at this time the coverage expansion provisions of the Affordable Care Act appear most likely to be repealed and replaced.

Employees

        As of December 31, 2016, we had 38 employees, 29 of whom were primarily engaged in research and development activities. A total of 19 employees have Ph.D. degrees. None of our employees is represented by a labor union and we believe our relations with our employees are good.

Our Corporate Information

        We were incorporated under the laws of the State of Delaware on June 26, 2008 under the name Catabasis Pharmaceuticals, Inc. Our executive offices are located at One Kendall Square, Bldg. 1400E, Suite B14202, Cambridge, Massachusetts 02139, and our telephone number is (617) 349-1971. Our website address is www.catabasis.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and expect to incur significant losses for at least the next several years. We may never achieve or maintain profitability.

        We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $36.1 million, $32.6 million and $21.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $144.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

        We anticipate that our expenses will increase substantially if and to the extent we:

  •
  continue to develop and conduct clinical trials with respect to our lead product candidate edasalonexent, including an ongoing Phase 1/2 clinical trial of edasalonexent for the treatment of Duchenne muscular dystrophy, or DMD;

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

        We began operations in 2008. Our operations to date have been limited to financing and staffing our company and developing our technology and conducting preclinical research and early-stage clinical trials for our product candidates. We have not yet demonstrated an ability to successfully conduct pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our investors should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

        Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase, if and to the extent of certain ongoing activities, particularly if we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

        We will be required to expend significant funds in order to advance the development of edasalonexent, as well as our other product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates or programs, such as our CAT-2000 program in nonalcoholic steatohepatitis, or NASH, or for our platform technology, we may not be able to enter into a collaboration for any of our product candidates or programs or for our platform technology on suitable terms or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds.

        Adequate additional financing may not be available to us on acceptable terms, on a timely basis or at all. Further, our ability to obtain additional debt financing may be limited by covenants we have made under our loan and security agreement with MidCap Financial Trust, or MidCap, Flexpoint MCLS SPV LLC, or Flexpoint, and Square 1 Bank, or Square 1, including our negative pledge with respect to intellectual property in favor of Flexpoint and Square 1, as well as our pledge to MidCap, Flexpoint and Square 1 of substantially all of our assets, other than our intellectual property, as collateral. Our failure to raise capital on acceptable terms as and when needed would have a material adverse effect on our business, results of operations, and our financial condition and our ability to pursue our business strategy.

        We believe that our existing cash and cash equivalents and available-for-sale securities as of December 31, 2016 will enable us to fund our operating expenses, and debt service and capital expenditure requirements based on our current operating plan through March 31, 2018, assuming that we are not required to make unscheduled payments of indebtedness prior to such date. As our current lenders have the ability to call our existing debt prior to the maturity date, that condition could affect our ability to continue as a going concern for a period of one year from the date of this Annual Report on Form 10-K. We believe that the condition is mitigated by our management's plans, which include the ability to reduce or delay expenditures including expenditures for employee incentive compensation and direct program expenses. However, such actions to reduce or delay expenditures, if taken, could require us to delay, limit, reduce or terminate our product development efforts or other activities or undertake a restructuring of our workforce. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

        As of December 31, 2016, we had $5.8 million of outstanding principal payments under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

        We are focused on discovering and developing novel small molecule drugs by applying our Safely Metabolized And Rationally Targeted, or SMART, linker drug discovery platform. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in later stage clinical trials or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated numerous compounds using our SMART linker drug discovery platform, we have not yet advanced a compound into Phase 3 clinical development and no product created using the SMART linker drug discovery platform has ever been approved for sale.

We are dependent on the success of our product candidate edasalonexent. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize this product candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

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

  •
  completion of the ongoing open-label extension of our MoveDMD clinical trial;

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

        In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For example, while we observed positive NF-kB biomarker data in Part A of our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD that demonstrated NF-kB target engagement via statistically significant reduction in NF-kB controlled gene expression for the 67 mg/kg/day and 100 mg/kg/day dosing levels, the primary efficacy endpoint in Part B of the trial for the same dosing levels was not met. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

Because we are developing edasalonexent for the treatment of DMD, a disease for which regulatory authorities have not issued definitive guidance as to how to measure and demonstrate efficacy, there is increased risk that the outcome of our clinical trials will not be satisfactory for marketing approval.

        There are currently only two therapies approved in the United States for the treatment of DMD. In addition, there has been limited historical clinical trial experience for the development of drugs to treat the underlying cause of DMD. As a result, the design and conduct of clinical trials for this disease, particularly for drugs to address the underlying cause of this disease, is subject to increased risk. In particular, while a general FDA Guidance for Industry on developing drugs for the treatment of DMD has been issued, regulatory authorities in the United States have not issued definitive direction as to how to measure and demonstrate efficacy. For example, we chose the primary endpoint in our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD as change in muscle inflammation as measured by magnetic resonance imaging, or MRI, of leg muscles, which we believe had not previously been used as a primary endpoint for a Phase 2 or Phase 3 trial in DMD. We also included as exploratory endpoints the timed function tests best suited for this age group, specifically the 10-meter walk/run, 4-stair climb and time-to-stand tests, as well as other strength and functional measures, including the North Star ambulatory assessment questionnaire and the pediatric outcome data collection instrument. However, there is no definitive guidance from regulatory authorities that any of these endpoints, if met in a Phase 3 trial for DMD, would be satisfactory for marketing approval. In addition, since we believe we were the first company to use MRI T2 at 12 weeks as a primary endpoint in a DMD clinical trial, it is unclear whether the failure of edasalonexent to meet this efficacy endpoint is indicative of edasalonexent not having a treatment effect over the 12-week period, or if MRI T2 is an appropriate measure of treatment effect over a 12-week period.

The regulatory approval processes for product candidates that target rare diseases, including DMD, cystic fibrosis, Friedreich's ataxia and ALS, are uncertain.

        Due to the lack of precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any of our product candidates that target rare diseases, such as DMD, cystic fibrosis, Friedreich's Ataxia and ALS, is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned investigational new drug applications and NDAs for our product candidates, in a timely manner, or at all. For example, DMD is a rare disease for which there are only two FDA approved therapeutics. Further, the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval. Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

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

        Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, in 2014, in our clinical trials of CAT-2003 we observed gastrointestinal tolerability issues, including nausea, diarrhea and vomiting, and in some cases these adverse events led to dose reductions or discontinuations. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

        We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of our product candidates, including:

  •
  clinical trials of our product candidates may produce unfavorable or inconclusive results, such as occurred in our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD, where the primary efficacy endpoint was not met;

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

  •
  we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, such as the delay we experienced in 2014 in one of our Phase 2 clinical trials of CAT-2003 while we reformulated CAT-2003 in a coated capsule and evaluated its tolerability;

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

        In particular, the successful completion of our clinical development program for edasalonexent for the treatment of DMD is dependent upon our ability to enroll a sufficient number of patients with DMD. DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for edasalonexent in a timely and cost-effective manner.

        The clinical trials that we conduct may also have inclusion criteria that further limit the population of patients that we are able to enroll. For example, further clinical trials for edasalonexent may require that the enrolled boys be between certain ages and not on certain co-medications. These inclusion criteria could further limit the available patient pool and present challenges to clinical trial enrollment.

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

        We may collaborate with third parties for commercialization of any products that require a large sales, marketing and product distribution infrastructure. We intend to potentially commercialize our product candidates through collaboration, licensing and distribution arrangements with third parties. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

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

        The development and commercialization of new drug products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key indication of our most advanced program, DMD.

        There are currently two therapies approved for the treatment of DMD in the United States, Sarepta Therapeutics' drug Exondys 51, also known as eteplirsen, and Marathon Pharmaceuticals' EMFLAZA™, also known as deflazacort, a corticosteroid. Additionally, corticosteroid therapy, including prednisone, is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation. In addition, a number of companies are developing therapies to treat DMD, one of which is already on the market in Europe and others are in the process of registration or late stage clinical development, including, PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

        Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, conducting clinical trials of CAT-5571 in patients with cystic fibrosis will likely involve significant cost, and we expect that we would conduct any clinical trial of CAT-5571 in patients with cystic fibrosis in collaboration with one or more partners. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

        Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our SMART linker drug discovery platform without infringing the intellectual property and other proprietary rights of third parties. Third parties have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of DMD, the key indication for our most advanced program. If any third-party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

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

        In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, or ACA, became law in 2010 and includes the following provisions of potential importance to our product candidates:

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

        In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

        In addition, with the new Presidential Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the ACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. For example, the President and Congressional leaders have expressed interest in repealing certain ACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, and it is possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.

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

A rare pediatric disease designation may not lead to the receipt of a Priority Review Voucher, even if edasalonexent is approved, due to the potential expiration of the FDA's Rare Pediatric Disease program.

        The FDA has awarded rare pediatric disease Priority Review Vouchers to sponsors of drug candidates to treat rare pediatric disease products, if the treatment sponsors apply for this designation and meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times. In September 2015, the FDA notified us that we obtained rare pediatric disease designation for edasalonexent for the treatment of DMD. With passage of the 21st Century Cures Act in December 2016, the Rare Pediatric Disease Priority Review Voucher program was reauthorized until 2020. In addition, if a product candidate is designated before October 1, 2020, as is the case with edasalonexent, it is eligible to receive a voucher if it is approved before October 2022. However, there is no guarantee that edasalonexent will be approved by that date and, therefore, we may not be in a position to obtain the Priority Review Voucher prior to expiration of the program.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

        Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

        We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, which we collectively refer to as the Trade Control Laws.

        There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control Laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control Laws by U.K., U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

If we were to be delisted from The NASDAQ Stock Market, it could make trading in our stock more difficult.

        There are various quantitative listing requirements for a company to remain listed on The NASDAQ Stock Market, including maintaining a minimum bid price of $1.00 per share. The closing price of our common stock from February 1, 2017 to March 8, 2017 ranged from a high of $1.25 per share and a low of $1.13 per share. If in the future our common stock fails to meet the minimum bid price requirement to remain listed on The NASDAQ Stock Market, we could be subject to delisting from The NASDAQ Stock Market. If we were to be delisted, it could make trading in our stock more difficult.

        If the minimum bid price of our common stock were to close below $1.00 for 30 consecutive business days, we would likely receive notification from The NASDAQ Stock Market that we were not in compliance with the $1.00 minimum bid price rule. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by The NASDAQ Stock Market, The NASDAQ Stock Market would notify us that our common stock would be delisted from The NASDAQ Stock Market, eliminating the only established trading market for our shares. We would then be entitled to appeal this determination to a NASDAQ Hearings Panel, which we may request review the matter in a written or an oral hearing.

        In the event we are delisted from The NASDAQ Stock Market, we would be forced to list our shares on the OTC Electronic Bulletin Board or another quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares. Delisting might also reduce the visibility, liquidity, and price of our common stock.

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

        Pursuant to SOX Section 404 we are required to furnish reports by our management on our internal control over financial reporting with our Annual Reports on Form 10-K with the SEC. However, while we remain an emerging growth company, we will not be required to include attestation reports on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2016, we had outstanding 18,817,572 shares of common stock. The holders of an aggregate of 6,474,446 of these outstanding shares of common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates.

        We have filed registration statements registering a significant portion of the shares of common stock that we may issue under our equity compensation plans. As of December 31, 2016, we had outstanding options to purchase an aggregate of approximately 2,270,169 shares of our common stock, of which options to purchase approximately 851,769 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

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

        Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 63.8% of our capital stock as of December 31, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our offices are located in Cambridge, Massachusetts and consist of approximately 19,000 square feet of leased office and laboratory space. The lease expires in June 2018. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, $0.001 par value per share, has been publicly traded on the NASDAQ Global Market under the symbol "CATB" since June 25, 2015. Prior to that time, there was no public market for our common stock. The following table shows the high and low intraday sale prices per share of common stock as reported on the NASDAQ Global Market for the periods indicated:

	Common Stock
	2016		2015
	High	Low	High	Low
First Quarter	$8.15	$3.90	N/A	N/A
Second Quarter	$7.23	$3.53	$14.00	$11.51
Third Quarter	$7.89	$3.31	$16.96	$7.31
Fourth Quarter	$6.25	$3.22	$10.83	$6.32

        On March 8, 2017, the last reported sale price for our common stock on the NASDAQ Global Market was $1.16 per share.

Holders

        As of March 8, 2017, there were approximately 31 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

        The following graph shows a comparison from June 25, 2015, the date on which our common stock first began trading on the NASDAQ Global Market, of the cumulative total return on an assumed investment of $100.00 in cash on June 25, 2015, in our common stock as compared to the same investment in the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and the BioShares Biotechnology Clinical Trials Index, all through December 31, 2016. These returns are based on historical results and are not intended to suggest future performance. Data assumes the reinvestment of dividends. The graph assumes our closing sales price on June 25, 2015 of $13.00 per share as the initial value of our common stock and not the initial offering price to the public of $12.00 per share.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Catabasis Pharmaceuticals, Inc., NASDAQ Composite Index,
NASDAQ Biotechnology Index, and BioShares Biotechnology Clinical Trials Index

*
$100 invested on June 25, 2015

Securities Authorized for Issuance under Equity Compensation Plans

        The following table contains information about our equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,270,169	(1)	$6.11	669,799	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	2,270,169		$6.11	669,799

(1)
Consists of stock options outstanding as of December 31, 2016 under our Amended and Restated 2008 Equity Incentive Plan, as amended, and our 2015 Stock Incentive Plan.

(2)
Consists of shares issuable under our 2015 Stock Incentive Pland and our 2015 Employee Stock Purchase Plan, but does not reflect automatic increases that were effective as of January 1, 2017 of 752,700 shares and 188,175 shares under the respective plans. Our 2015 Stock Incentive Plan provides for further annual increases, to be added as of the first day of each fiscal year, from January 1, 2018 until, and including, January 1, 2025, equal to the lowest of 1,297,334 shares of our common stock, 4% of the number of shares of our common stock outstanding on such first day of the fiscal year in question and an amount determined by our board of directors. Our 2015 Employee Stock Purchase Plan provides for further annual increases, to be added as of the first day of each fiscal year, from January 1, 2018 until, and including, January 1, 2026, in an amount equal to the least of 364,705 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable year, and an amount determined by our board of directors.

Recent Sales of Unregistered Securities

        Set forth below is information regarding securities issued by us during the year ended December 31, 2016 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed. No underwriters were involved in any such issuances.

Warrant exercises

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

Use of Proceeds from IPO

        In June 2015, we completed our initial public offering, or the IPO, in which we issued and sold 5,750,000 shares of our common stock at a public offering price of $12.00 per share, including 750,000 shares of common stock sold pursuant to the underwriters' exercise of their option to purchase additional shares of common stock, for aggregate gross proceeds of $69.0 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-204144), which was declared effective by the SEC on June 24, 2015.

        The net offering proceeds to us, after deducting underwriting discounts of $4.8 million and offering expenses payable by us totaling $2.5 million, were approximately $61.7 million.

        As of December 31, 2016, we had used approximately $49.5 million of the net offering proceeds primarily to fund the costs of the clinical development of edasalonexent and CAT-2054, to fund research and development to advance other product candidates and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2015.

Item 6.    Selected Financial Data

        The selected consolidated statements of operations data for each of the three years in the period ended December 31, 2016 and the selected consolidated balance sheet data at December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our interim period results are not necessarily indicative of results to be expected in any future period.

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

	Catabasis Pharmaceuticals, Inc. Year Ended December 31,
Consolidated Statement of Operations Data	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Operating expenses	$35,558	$31,659	$21,681	$18,119	$15,673

Loss from operations	(35,558)	(31,659)	(21,681)	(18,119)	(15,673)
Other income (expense)	$(502)	$(971)	$(203)	$1	$4

Net loss	(36,060)	(32,630)	(21,884)	(18,118)	(15,669)

Net loss per share:
Basic and Diluted	$(2.22)	$(4.06)	$(51.56)	$(47.80)	$(42.26)
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	16,230,190	8,041,948	424,477	379,025	370,772
Balance Sheet Data:
Cash and cash equivalents	$23,596	$62,780	$14,668	$30,474	$5,434
Working capital	31,203	55,773	10,788	27,651	3,728
Total assets	40,209	64,169	15,876	31,002	6,314
Notes payable, net of current portion and discount	2,479	5,720	4,390	—	—
Preferred stock	—	—	80,146	80,146	38,724
Common stock and additional paid-in-capital	173,160	158,503	2,327	1,312	942
Total stockholders' equity (deficit)	29,086	50,493	(73,053)	(52,184)	(34,436)

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

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on our proprietary Safely Metabolized And Rationally Targeted, or SMART, linker drug discovery platform. Our SMART linker drug discovery platform enables us to engineer product candidates that can simultaneously modulate multiple targets in a disease. Our proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. We have applied our SMART linker drug discovery platform to build an internal pipeline of product candidates for rare diseases, our primary focus, and plan to pursue partnerships to develop additional product candidates.

        Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule. Based on its mechanism of action, the inhibition of NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, we believe edasalonexent has the potential to be a disease-modifying therapy for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

        We are currently conducting the MoveDMD® Phase 1/2 trial of edasalonexent in ambulatory boys with DMD between ages four and seven. The MoveDMD trial is a three-part clinical trial investigating the safety and efficacy of edasalonexent in DMD. We previously reported positive safety, tolerability, pharmacokinetics and biomarker results from Part A of the MoveDMD trial. We reported top-line Part B results in January 2017 indicating that the primary efficacy endpoint of average change from baseline to week 12 in the magnetic resonance imaging, or MRI, T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met. There were, however, consistent numerical improvements versus placebo across all functional exploratory endpoint measures for the higher dose, as well as numerical improvement versus placebo across multiple functional exploratory endpoint measures for the lower dose, while the lower dose had mixed results versus the higher dose. Changes in these functional measures were not statistically significant in Part B of the MoveDMD trial, which was not powered for functional measures. We believe that the potential treatment-associated effects from these exploratory endpoints warrant further evaluation in Part C of the MoveDMD trial, which is the ongoing open-label extension portion of the trial. We intend to transition all patients participating in Part C of the trial to the 100 mg/kg/day dose, the higher of the two dosing levels administered in Part B, and extending Part C by an additional 24 weeks, subject to institutional review board approval. We intend to report the results from Part C in 2017. We anticipate providing an interim update on Part C of the MoveDMD trial in the second quarter of 2017. In addition to our work in DMD, we are evaluating other diseases where the inhibition of NF-kB may be beneficial for further therapeutic applications of edasalonexent. There are a number of other rare diseases where NF-kB is believed to play an important role, such as Becker muscular dystrophy, which is one of nine types of muscular dystrophy and is characterized by slowly progressive muscle weakness of the legs and pelvis, and IgA nephropathy, a kidney disease that is believed to result from activation of mucosal immunity, leading to the synthesis of aberrantly glycosylated polymeric immunoglobulin A1, or IgA1, which enters the circulation and lodges in a patient's kidneys interfering with their proper function.

        In addition to edasalonexent, we are developing a pipeline of product candidates using our SMART linker drug discovery platform as potential treatments for rare diseases including cystic fibrosis, or CF, amyotrophic lateral sclerosis, or ALS, and Friedreich's ataxia, or FA. Our pipeline includes CAT-5571 and CAT-4001, for which we are currently conducting preclinical activities. We are developing CAT-5571 initially as a potential oral treatment for CF, with potential beneficial effects on both trafficking and function of cystic fibrosis transmembrane conductance regulator, or CFTR, and the clearance of Pseudomonas aeruginosa. In CF, a malfunctioning CFTR ion channel impairs chloride secretion, with deleterious effects on multiple organs, and particularly devastating effects on pulmonary, intestinal and pancreatic function. Patients affected with CF are also predisposed to respiratory failure caused by persistent lung infections, notably bacteria and most commonly Pseudomonas aeruginosa, that are difficult to treat with standard antibiotics. CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which are known to be impaired in CF. In addition, we are developing CAT-4001 as a potential treatment for neurodegenerative diseases such as FA and ALS, irrespective of mutation status. FA is a rare genetic disease that causes nervous system damage and compromises motor coordination. ALS, sometimes called Lou Gehrig's disease or classical motor neuron disease, is a rapidly progressive, fatal neurological disease that attacks the nerve cells responsible for controlling voluntary muscles. CAT-4001 is a small molecule that activates Nuclear factor (erythroid-derived 2)-like 2, or Nrf2, and inhibits NF-kB, two pathways that have been implicated in FA and ALS.

        We have previously applied our SMART linker drug discovery platform to engineer our CAT-2000 series product candidates to inhibit the Sterol Regulatory Element Binding Protein, or SREBP, pathway. Inhibitors of SREBP have been proposed for the treatment of nonalcoholic steatohepatitis, or NASH, based on the role of SREBP in lipid metabolism and known human polymorphisms associated with NASH disease progression. NASH is characterized by the build-up of fat in the liver and chronic inflammation, which can trigger progression to fibrosis and ultimately cirrhosis and sometimes hepatocellular carcinoma. We have advanced two CAT-2000 molecules, CAT-2003 and CAT-2054, into clinical development and intend to pursue a partnership for further development of the CAT-2000 series in NASH, which, in addition to CAT-2003 and CAT-2054, includes other discovery-stage molecules with intermediate rates of hydrolysis.

        Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through December 31, 2016, we have raised an aggregate of $185.8 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $10.0 million was from a secured debt financing, $1.6 million represented gross proceeds from our at-the-market, or ATM, offering program, and $0.8 million was from common stock option and warrant exercises.

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

        The following summarizes our most advanced current research and development programs:

  •
  Edasalonexent—Edasalonexent is a SMART linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties. We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration. We reported results from Part A of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for Part B of the trial in January 2017. Results from both Part A and Part B of the MoveDMD trial are described further under "Business—Our Product Candidates—Edasalonexent—Edasalonexent Clinical Development" above. In July 2016, we initiated an open-label extension, Part C of the MoveDMD trial, which is on-going and is expected to provide additional safety and efficacy data on edasalonexent. Following continued assessment of the effects in patients on edasalonexent in Part C of the MoveDMD trial, we will determine next steps for the edasalonexent program in DMD.

  •
  CAT-5571—CAT-5571 is a SMART linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA. We are developing CAT-5571 initially as a potential oral treatment for CF with potential effects on both the CFTR and on the clearance of Pseudomonas aeruginosa. CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which are known to be impaired in CF. In 2017, we plan to continue preclinical evaluation of CAT-5571 in animal models of CF, and to conduct investigational new drug, or IND, application-enabling activities for CAT-5571. If we are successful in these activities, we intend to advance CAT-5571 into a Phase 1 clinical trial in 2018.

  •
  CAT-4001—CAT-4001 is a SMART linker conjugate that we designed to combine the potentially beneficial activities of monomethyl fumarate and DHA on the Nrf2 and NF-kB pathways. We are developing CAT-4001 initially for the treatment of severe, rare neurodegenerative diseases, such as FA and ALS, two diseases of the central nervous system in which the Nrf2 and NF-kB pathways have been implicated, irrespective of mutation status. Nrf2 is a gene transcription factor, a protein that works inside of cells to control the expression of genes, that control the body's response to cellular stress and oxidative damage. In 2017, we plan to continue preclinical evaluation of CAT-4001 in animal models of FA as well as ALS.

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

        The following table summarizes our research and development expenses by program (in thousands):

	Year Ended December 31,
	2016	2015	2014
Edasalonexent	$9,012	$6,036	$879
CAT-2054	3,474	5,365	3,208
CAT-2003	195	1,028	3,807
Other research and platform programs	3,450	2,395	1,276
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	6,593	5,879	4,575
Facilities	1,019	828	733
Consultants and professional expenses, including stock-based compensation	931	987	736
Other	776	512	472

Total costs not directly allocated to programs	9,319	8,206	6,516

Total research and development expenses	$25,450	$23,030	$15,686

        Since inception, the total direct expenses to support the edasalonexent program have been $23.5 million. Since we began separately tracking CAT-2054 in 2013, the direct expenses to support that program have totaled $12.7 million. Since inception, the total direct expenses to support the CAT-2003 program have been $15.6 million.

        The successful development of our product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from edasalonexent, or any of our other current or potential product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainties of:

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

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development costs for the foreseeable future, if and to the extent that our product candidate development programs progress. We expect that our research and development expenses in the year ending December 31, 2017 will be lower than in the year ending December 31, 2016 as a result of our plans to conduct clinical trials supporting one program in 2017 as compared to two programs in 2016. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

        We anticipate that our general and administrative expenses will increase in the future, if and to the extent necessary to support our continued operations, potential commercialization of our product candidates and costs of operating as a public company. These increases, if necessary, will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance costs and investor relations costs.

Other Expense, Net

        Other expense, net consists of interest expense incurred on debt instruments, amortized deferred financing costs and amortized debt discount, net amortization expense on available-for-sale securities and changes in the fair value of warrant liability, as offset by any interest income earned on our cash and cash equivalents as well as any gains from insurance settlements. Upon completion of our IPO in

June 2015, warrants to purchase preferred stock were converted to warrants to purchase common stock and as a result, we no longer record a fair value adjustment for warrants.

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

        We have computed the fair value of employee, director, consultant and advisor stock options at date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Weighted average expected volatility	72.0 - 73.9%	73.6 - 86.8%	75.2 - 83.4%
Expected term (in years)	6.25	6.17 - 10.00	6.25 - 10.00
Risk free interest rate	1.24 - 2.00%	0.92 - 2.45%	1.71 - 3.01%
Expected dividend yield	0%	0%	0%

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

        The following table summarizes the classification of our stock-based compensation expense recognized in our statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$723	$681	$434
General and administrative	1,437	977	463

Total	$2,160	$1,658	$897

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

        The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the dollar change in those items (in thousands):

	Year Ended December 31,
			Period-to- Period Change
	2016	2015
Operating expenses:
Research and development	$25,450	$23,030	$2,420
General and administrative	10,108	8,629	1,479

Total operating expenses	35,558	31,659	3,899
Loss from operations	(35,558)	(31,659)	(3,899)
Other expense, net	(502)	(971)	469

Net loss	$(36,060)	$(32,630)	$(3,430)

Research and Development Expenses

        Research and development expenses increased by $2.4 million to $25.5 million for the year ended December 31, 2016 from $23.0 million for the year ended December 31, 2015, an increase of 10%. The increase in research and development expenses was primarily attributable to a net increase of $1.3 million in direct program costs, comprised of an increase of $3.0 million in costs related to edasalonexent, primarily related to the MoveDMD clinical trial, and an increase of $1.0 million in direct costs related to pre-clinical programs, partially offset by a decrease of $2.7 million across the CAT-2054 and CAT-2003 programs. In addition, costs related to internal research and development operations increased by $1.1 million, $0.7 million of which was associated with salaries, benefits and stock-based compensation expenses for new hires, $0.2 million of which was attributable to increased facilities expense, and $0.2 million of which was spread across other categories, including depreciation and professional services.

General and Administrative Expenses

        General and administrative expenses increased by $1.5 million to $10.1 million for the year ended December 31, 2016 from $8.6 million for the year ended December 31, 2015, an increase of 17%. The increase in general and administrative expenses was attributable to increased employee costs of $0.7 million associated with salaries, benefits, and stock-based compensation expenses for new hires; increased consulting and professional fees of $0.5 million, driven by the costs of operating as a public company; and increased insurance expense of $0.3 million due to our public company directors and officers insurance policy.

Other Expense, Net

        Other expense, net decreased by $0.5 million to $0.5 million for the year ended December 31, 2016 from $1.0 million for the year ended December 31, 2015. The decrease in other expense, net consisted of $0.2 million in lower interest expense as a result of amortization of debt principal, $0.2 million in increased interest and investment income as a result of our investments in available-for-sale securities, and $0.1 million from property insurance claim gains.

Comparison of the Years Ended December 31, 2015 and 2014

        The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the dollar change in those items (in thousands):

	Year Ended December 31,
			Period-to- Period Change
	2015	2014
Operating expenses:
Research and development	$23,030	$15,686	$7,344
General and administrative	8,629	5,995	5,995

Total operating expenses	31,659	21,681	13,339
Loss from operations	(31,659)	(21,681)	(9,978)
Other expense, net	(971)	(203)	(768)

Net loss	$(32,630)	$(21,884)	$(10,746)

Research and Development Expenses

        Research and development expenses increased by $7.3 million to $23.0 million for the year ended December 31, 2015 from $15.7 million for the year ended December 31, 2014, an increase of 46%. The increase in research and development expenses was primarily attributable to a net increase of $5.7 million in direct program costs, reflecting an increase of $5.2 million in costs related to edasalonexent primarily related to the MoveDMD Phase 1/2 clinical trial, and a net increase of $0.5 million in costs related to our other programs. In addition, the costs related to internal research and development increased by $1.6 million, $0.8 million of which was attributable to compensation increases for new hires, $0.4 million of which was attributable to obligations under a letter agreement with a former employee, pursuant to which we agreed to make severance payments, $0.3 million of which was attributable to increases in consulting and professional services, and $0.1 million of which was attributable to increased facilities expense.

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

Liquidity and Capital Resources

        From our inception through December 31, 2016, we have raised an aggregate of $185.8 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $10.0 million was from a secured debt financing, $1.6 million represented gross proceeds from our ATM offering program and $0.8 million was from common stock option and warrant exercises. As of December 31, 2016, we had $38.5 million in cash, cash equivalents and available-for-sale securities.

        We have not generated any revenue to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2017 and continue to incur net operating losses for the foreseeable future. As of December 31, 2016, we had an accumulated deficit of $144.1 million. We expect to continue to incur significant expenses and operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and to the extent that we continue to develop and conduct clinical trials with respect to edasalonexent and other product candidates; initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the marketing and sale of certain of our product candidates; hire additional personnel, such as clinical, regulatory, quality control and scientific personnel; and operate as a public company.

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

        During the year ended December 31, 2016, we sold an aggregate of 368,015 shares of common stock pursuant to the ATM offering program, at an average price of $4.35 per share, for gross proceeds of $1.6 million, resulting in net proceeds of $1.4 million after deducting sales commissions and offering expenses of approximately $0.2 million in the aggregate. As of December 31, 2016, $8.4 million of common stock remained available for sale under the ATM offering program.

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

        The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At December 31, 2016 and December 31, 2015, we concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments.

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

Funding Requirements

        If, and to the extent that, we continue the research and development of, and conduct clinical trials and seek marketing approval for, our product candidates, we expect our expenses to increase in connection with such activities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

        We believe that our existing cash and cash equivalents and available-for-sale securities as of December 31, 2016 will enable us to fund our operating expenses and debt service and capital expenditure requirements based on our current operating plan through March 31, 2018, assuming no unscheduled repayment of indebtedness prior to such date. As our current lenders have the ability to call our existing debt prior to the maturity date, that condition could affect our ability to continue as a going concern for a period of one year from the date of this Annual Report on Form 10-K. We believe that the condition is mitigated by management's plans, which include the ability to reduce or delay expenditures including expenditures for employee incentive compensation and direct program expenses.

        Our estimate that we will be able to fund our operating expenses and debt service and capital expenditure requirements through March 31, 2018 is based on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of edasalonexent and our other current and potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Cash Flows

Comparison of the Years Ended December 31, 2016 and 2015

        The following table provides information regarding our cash flows for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(32,858)	$(29,793)
Net cash used in investing activities	(15,490)	(421)
Net cash provided by financing activities	9,164	78,326

Net (decrease) increase in cash and cash equivalents	$(39,184)	$48,112

Net Cash Used in Operating Activities

        Net cash used in operating activities was $32.9 million for the year ended December 31, 2016 and consisted primarily of a net loss of $36.1 million adjusted for non-cash items, including stock-based compensation expense of $2.2 million, depreciation and amortization expense of $0.4 million, non-cash interest expense of $0.3 million and accretion of discount/premium on investment securities of $0.1 million, and a net decrease in operating assets of $0.2 million, which resulted primarily from an increase in accrued expenses of $0.4 million, partially offset by an increase in prepaid expenses and other current assets of $0.2 million.

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

Net Cash Used in Investing Activities

        Net cash used in investing activities was $15.5 million for the year ended December 31, 2016 compared to $0.4 million for the year ended December 31, 2015, an increase of $15.1 million, which primarily resulted from net purchases of available-for-sale securities.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $9.2 million for the year ended December 31, 2016 compared to $78.3 million for the year ended December 31, 2015. The cash provided by financing activities for the year ended December 31, 2016 primarily consisted of net proceeds from our registered direct offering of $10.6 million, net proceeds from our ATM offering program of $1.4 million, and $0.5 million in proceeds from exercises of common stock options and warrants, partially offset by $3.3 million in payments made on borrowings under the Credit Facility. The cash provided by financing activities for the year ended December 31, 2015 primarily consisted of net proceeds received from our IPO of $61.7 million, net proceeds of $12.3 million from the issuance of 13,062,965 shares of our series B preferred stock in March 2015, net borrowings of $4.2 million from our Credit Facility, and $0.1 million from stock option exercises.

Comparison of the Years Ended December 31, 2015 and 2014

        The following table provides information regarding our cash flows for the years ended December 31, 2015 and 2014 (in thousands):

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

Contractual Obligations

        The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2016:

	Payments due by period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term loan(1)	$6,587	$3,660	$2,927	$—	$—
Operating lease obligations(2)	1,968	1,288	680	—	—

Total contractual cash obligations	$8,555	$4,948	$3,607	$—	$—

(1)
Consists of repayment obligations under the Credit Facility, including interest and exit fee.

(2)
Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

        We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days' prior written notice to the CRO, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2016, we had cash, cash equivalents and available-for-sale securities of $38.5 million and, as of December 31, 2015, we had cash and cash equivalents of $62.8 million. In each case, our cash equivalents consisted primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our available-for-sale securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our available-for-sale securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

        As of December 31, 2016 and December 31, 2015, we had no material liabilities denominated in foreign currencies.

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

        As of December 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

        We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for "emerging growth companies".

Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is set forth under the captions "Election of Directors," "Directors," "Corporate Governance," "Executive Officers," "Corporate Governance—Code of Ethics" and "Compensation Governance—Audit Committee Financial Expert" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

        We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item is set forth under the captions "Executive Officers," "Executive Compensation—Compensation Discussion and Analysis," "Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Director Compensation" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

        See "Securities Authorized for Issuance under Equity Compensation Plans" in Item 5 of this Annual Report on Form 10-K.

        The other information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is set forth under the captions "Corporate Governance—Board Independence" and "Director Compensation—Transactions with Related Persons" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is set forth under the caption "Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, and is incorporated into this Annual Report on Form 10-K by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Catabasis Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Catabasis Pharmaceuticals, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catabasis Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2017

Catabasis Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$23,596	$62,780
Available-for-sale securities	14,931	—
Prepaid expenses and other current assets	1,001	772

Total current assets	39,528	63,552
Property and equipment, net	568	504
Restricted cash	113	113

Total assets	$40,209	$64,169

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,405	$1,328
Accrued expenses	3,677	3,278
Current portion of notes payable, net of discount	3,243	3,173

Total current liabilities	8,325	7,779

Deferred rent, net of current portion	53	26
Notes payable, net of current portion and discount	2,479	5,720
Other liability	266	151

Total liabilities	11,123	13,676
Commitments (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 18,817,572 and 15,313,297 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	19	15
Additional paid-in capital	173,141	158,488
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(144,070)	(108,010)

Total stockholders' equity	29,086	50,493

Total liabilities and stockholders' equity	$40,209	$64,169

The accompanying notes are an integral part of these consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$25,450	$23,030	$15,686
General and administrative	10,108	8,629	5,995

Total operating expenses	35,558	31,659	21,681

Loss from operations	(35,558)	(31,659)	(21,681)
Other (expense) income:
Interest expense	(837)	(978)	(206)
Interest and investment income	242	—	—
Other income, net	93	7	3

Total other expense, net	(502)	(971)	(203)

Net loss	$(36,060)	$(32,630)	$(21,884)

Net loss per share—basic and diluted	$(2.22)	$(4.06)	$(51.56)

Weighted-average common shares outstanding used in net loss per share—basic and diluted	16,230,190	8,041,948	424,477

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net Loss	$(36,060)	$(32,630)	$(21,884)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(4)	—	—

Total other comprehensive loss:	(4)	—	—

Comprehensive loss	$(36,064)	$(32,630)	$(21,884)

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
									Accumulated Other Comprehensive Loss
					Number of Shares		Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Par Value

Balance at December 31, 2013	68,837,703	$47,898	34,129,571	$32,248	393,346	$—	$1,312	$(53,496)	$—	$(52,184)

Proceeds from exercises of common stock options	—	—	—	—	99,854	1	117	—	—	118
Stock-based compensation expense	—	—	—	—	—	—	897	—	—	897
Net loss	—	—	—	—	—	—	—	(21,884)	—	(21,884)

Balance at December 31, 2014	68,837,703	47,898	34,129,571	32,248	493,200	1	2,326	(75,380)	—	(73,053)

Issuance of common stock from initial public offering, net of issuance costs of $7.3 million	—	—	—	—	5,750,000	5	61,739	—	—	61,744
Issuance of series B convertible preferred stock, net of issuance cost of $0.1 million	—	—	13,062,965	12,331	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(68,837,703)	(47,898)	(47,192,536)	(44,579)	9,029,549	9	92,468			92,477
Conversion of series B preferred stock warrants into warrants for the purchase of common stock	—	—	—	—	—	—	206	—	—	206
Proceeds from exercises of common stock options	—	—	—	—	40,548	—	91	—	—	91
Stock-based compensation expense	—	—	—	—	—	—	1,658	—	—	1,658
Net loss	—	—	—	—	—	—	—	(32,630)	—	(32,630)

Balance at December 31, 2015	—	—	—	—	15,313,297	15	158,488	(108,010)	—	50,493

Issuance of common stock for registered direct and at-the-market offerings, net of issuance costs of $1.1 million	—	—	—	—	3,243,015	3	11,991	—	—	11,994
Proceeds from exercises of common stock options and warrants	—	—	—	—	261,260	1	502	—	—	503
Stock-based compensation expense	—	—	—	—	—	—	2,160	—	—	2,160
Unrealized losses on short-term investments	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	—	(36,060)	—	(36,060)

Balance at December 31, 2016	—	$—	—	$—	18,817,572	$19	$173,141	$(144,070)	$(4)	$29,086

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(36,060)	$(32,630)	$(21,884)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	395	202	248
Stock-based compensation expense	2,160	1,658	897
Accretion of discount/premium on investment securities	148	—	—
Non-cash interest expense	277	293	74
Gain on the sale of fixed assets	(52)	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(229)	(450)	(208)
Other assets	—	2	—
Accounts payable	77	196	481
Accrued expenses	418	954	8
Deferred rent	8	(18)	(28)

Net cash used in operating activities	(32,858)	(29,793)	(20,412)

Investing activities
Purchases of available-for-sale securities	(45,539)	—	(4,976)
Sales and maturities of available-for-sale securities	30,456	—	4,976
Purchases of property and equipment	(459)	(421)	(228)
Sale of property and equipment	52	—	—

Net cash used in investing activities	(15,490)	(421)	(228)

Financing activities
Proceeds from initial public offering, net of issuance costs	—	61,744	—
Proceeds from issuance of preferred stock, net of issuance costs	—	12,331	—
Proceeds from registered direct offering, net of issuance costs	10,603	—	—
Proceeds from at-the-market offering, net of issuance costs	1,391	—	—
Proceeds from exercise of common stock options and warrants	503	91	118
Proceeds from borrowing	—	5,000	5,000
Payments on borrowing	(3,333)	(833)	—
Debt issuance costs	—	(7)	(284)

Net cash provided by financing activities	9,164	78,326	4,834

Net (decrease) increase in cash and cash equivalents	(39,184)	48,112	(15,806)
Cash and cash equivalents, beginning of period	62,780	14,668	30,474

Cash and cash equivalents, end of period	$23,596	$62,780	$14,668

Supplemental disclosure of cash flow information
Cash paid for interest	$582	$684	$100

Non-cash financing activities
Warrants for the purchase of series B preferred stock issued in conjunction with credit facility	$—	$107	$110

Initial public offering costs in accounts payable and accrued liabilities	$—	$(492)	$492

Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	$—	$1,787	$—

Reclassification of warrant liability to additional paid-in capital	$—	$206	$—

The accompanying notes are an integral part of these consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

The Company

        Catabasis Pharmaceuticals, Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on the Company's proprietary Safely Metabolized And Rationally Targeted, or SMART, linker drug discovery platform. The Company's SMART linker technology platform enables the Company to engineer product candidates that can simultaneously modulate multiple targets in a disease. The Company's proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. The Company's primary focus is on treatments for rare diseases. The Company has applied its SMART linker drug discovery platform to build an internal pipeline of product candidates for rare diseases and plans to pursue partnerships to develop additional product candidates. The Company was incorporated in the State of Delaware on June 26, 2008.

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

        In August 2016, the Company entered into a sales agreement with Cowen and Company LLC ("Cowen"), pursuant to which the Company could issue and sell shares of Common Stock for an aggregate maximum offering amount of $10.0 million under an at-the-market ("ATM") offering program. Cowen is not required to sell any specific amount, but acts as the Company's sales agent using commercially reasonable efforts that are consistent with Cowen's normal trading and sales practices. Shares sold pursuant to the sales agreement have been sold pursuant to a shelf registration statement, which became effective on July 19, 2016 (the "Shelf Registration Statement"). The Company pays Cowen 3% of the gross proceeds from any Common Stock sold through the sales agreement.

        During the year ended December 31, 2016, the Company sold an aggregate of 368,015 shares of Common Stock pursuant to the ATM offering program, at an average price of $4.35 per share, for gross proceeds of $1.6 million, resulting in net proceeds of $1.4 million after deducting sales commissions and offering expenses. As of December 31, 2016, $8.4 million of common stock remained available under the ATM offering program.

        In September 2016, the Company closed an underwritten registered direct offering, in which it sold 2,875,000 shares of Common Stock (including 375,000 shares of Common Stock sold pursuant to the exercise of an option by the underwriter to purchase additional shares) at an offering price of $4.00 per share. The shares sold in the offering were sold pursuant to the Shelf Registration Statement. The Company received aggregate gross proceeds from the offering of $11.5 million, resulting in net

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Operations (Continued)

proceeds of $10.6 million after deducting underwriting discounts and commissions and offering expenses.

        As of December 31, 2016, the Company had an accumulated deficit of $144.1 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company's products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company adopted Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15") in connection with the issuance if its consolidated financial statements for the year ended December 31, 2016. The Company's current operating plan provides for cash to fund operations through March 31, 2018, assuming no unscheduled repayment of indebtedness prior to such date. As the lender has the ability to call the debt prior to the maturity date, that could affect the Company's ability to continue as a going concern for a period of one year from the date of issuance of the financial statements. The Company believes that the condition is mitigated by management's plans which include the ability to reduce or delay expenditures including expenditures for employee incentive compensation and direct program expenses.

        The Company will require substantial additional capital to fund operations. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Prior to completion of its IPO, the Company utilized significant estimates and assumptions in determining the fair value of its Common Stock. The board of directors determined the estimated fair value of the Common Stock based on a number of objective and subjective factors. Such factors included the external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of Preferred Stock, the achievement of research and development milestones, the superior rights and preferences of securities senior to the Common Stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

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

	December 31,
	2016	2015
Cash	$1,173	$776
Money market fund	22,423	62,004

Total	$23,596	$62,780

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Available-for-Sale Investments

        The Company classifies all short-term investments with a remaining maturity of greater than three months at the time of purchase as available-for-sale. Available-for-sale securities are recorded at fair value, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses, interest, dividends and declines in value judged to be other-than-temporary are included in interest and investment income.

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

Fair Value of Financial Instruments

        The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

        The carrying amounts reflected in the balance sheets for cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at December 31, 2016 and 2015, due to their short-term nature. There have been no changes to the valuation methods during the years ended December 31, 2016 and 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the year ended December 31, 2016 and 2015. At December 31, 2016, the carrying value of the Company's debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

        The Company's investment portfolio includes fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company determines the fair value of available-for-sale securities (Note 3) using Level 2 inputs.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Deferred Financing Costs

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

        On April 7, 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in an entity's balance sheet as a direct deduction from the associated debt liability. The standard is retrospectively effective for annual reporting periods beginning after December 15, 2015.

        The Company adopted the standard in the three months ended March 31, 2016, which resulted in a balance sheet reclassification of issuance costs in connection with its notes payable of approximately $32 thousand recorded in prepaid expenses and other current assets and approximately $22 thousand recorded in other assets to a reduction in current portion of notes payable, net of discount and in notes payable, net of current portion and discount, respectively. The Company's adoption of this standard did not have any impact on its results of operations or cash flows for the twelve months ended December 31, 2016.

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

Impairment of Long-Lived Assets

        The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through December 31, 2016.

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

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected term of the option, risk-free interest rates and expected dividend yields of the Common Stock.

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

        During the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$723	$681	$434
General and administrative	1,437	977	463

Total	$2,160	$1,658	$897

        No related tax benefits were recognized for the years ended December 31, 2016, 2015 and 2014.

Grant Awards

        In the years ended December 31, 2016, 2015 and 2014, the Company received $376,000, $100,000 and $0, respectively, in grants from the Muscular Dystrophy Association, Friedreich's Ataxia Research Alliance and Parent Project for Muscular Dystrophy. The awards were recorded as a reduction to research and development expenses as the related expenses were incurred in the Company's statements of operations.

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

        The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2016	2015	2014
Convertible preferred stock	—	—	8,012,988
Stock options	2,270,169	1,723,554	1,226,140
Common stock warrants	24,566	59,405	34,839
Preferred stock warrants	—	—	12,283

	2,294,735	1,782,959	9,286,250

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

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740, Expenses—Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016, 2015 and 2014, the Company did not have any significant uncertain tax positions.

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

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the year ended December 31, 2016, amounts in accumulated other comprehensive loss were comprised of unrealized gains and losses on available-for-sale securities. For the years ended December 31, 2015 and 2014, comprehensive loss was equal to net loss.

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

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and applies to annual and interim periods thereafter. The Company adopted this standard on December 31, 2016 (Note 1).

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"). The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard will become effective for us on January 1, 2018. At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position as the Company does not currently have any arrangements that would be impacted by the new standard. As a result, the Company is continuing to evaluate the method of adoption and the impact of this standard on its consolidated financial statements.

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

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard amends the existing guidance in an attempt to simplify several aspects of accounting for employee share-based payment transactions. It is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. The Company adopted the ASU on January 1, 2017 and adopted an accounting policy to record forfeitures as they occur. The Company does not expect this standard will have a material effect on its consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Financial Instruments

        The following tables present information about the Company's financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$22,423	$—	$—	$22,423
Available-for-sale securities:
Corporate debt securities	—	13,930	—	13,930
U.S. government-sponsored securities	—	1,001	—	1,001

Total assets	$22,423	$14,931	$—	$37,354

	As of December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$62,004	$—	$—	$62,004

Total assets	$62,004	$—	$—	$62,004

        As of December 31, 2016 and December 31, 2015, the Company's cash equivalents consisted principally of money market funds, which approximated their fair value due to their short-term nature.

4. Available-for-Sale Securities

        As of December 31, 2015, the Company held no available-for-sale securities. The following table summarizes the available-for-sale securities held at December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2016
Corporate debt securities	$13,934	$—		$(4)	$13,930
U.S. government-sponsored securities	1,001	—	—		1,001

Total	$14,935	$—		$(4)	$14,931

        The contractual maturities of all available-for-sale securities held at December 31, 2016 were one year or less. There were fifteen available-for-sale securities in an unrealized loss position at December 31, 2016, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these securities at December 31, 2016 was approximately $13.0 million. The

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Available-for-Sale Securities (Continued)

Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments that were in unrealized loss positions at December 31, 2016, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company did not hold any securities with other-than-temporary impairment at December 31, 2016.

        Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company's consolidated results of operations. During the years ended December 31, 2016 and 2015 the Company received $7.8 million and $0 million in proceeds from sales of available-for-sale securities, respectively, the gains on which were not material to the Company's consolidated results of operations.

5. Restricted Cash

        At December 31, 2016 and 2015, the Company had an outstanding letter of credit for $0.1 million as a security deposit for its operating lease agreement for office space (Note 9). The Company is required to maintain this deposit for the duration of the lease agreement.

6. Property and Equipment

        Property and equipment and related accumulated depreciation were as follows (in thousands):

		December 31,
	Estimated Useful Life (Years)	2016	2015
Lab equipment	3	$1,565	$1,350
Computer equipment	3	166	166
Furniture and fixtures	5	77	77
Leasehold improvements	Lesser of useful life or remaining lease term	259	261

		2,067	1,854
Less accumulated depreciation and amortization		(1,499)	(1,350)

Total property and equipment, net		$568	$504

        Depreciation and amortization expense was $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued compensation	$1,252	$1,181
Accrued contracted research costs	1,850	1,261
Accrued professional fees	215	181
Accrued other	360	655

Total	$3,677	$3,278

8. Notes Payable

        On August 27, 2014, the Company entered into a credit facility with MidCap Financial Trust, Flexpoint MCLS Holdings, LLC and Square 1 Bank, which was subsequently amended in March and December 2015 (as amended, the "Credit Facility"). The Credit Facility provided for initial borrowings of $5.0 million under a term loan ("Term Loan A") and additional borrowings of up to $20.0 million under other term loans, for a maximum of $25.0 million. On August 27, 2014, the Company received proceeds of $5.0 million from the issuance of promissory notes under Term Loan A. On March 31, 2015, the Company received proceeds of $5.0 million from the issuance of promissory notes under another term loan ("Term Loan B"). The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015, leaving total borrowings under the Credit Facility at $10.0 million. All amounts outstanding under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of the Company's personal property, other than its intellectual property.

        Interest-only payments were due monthly on amounts outstanding under the Credit Facility until September 1, 2015 and, thereafter, interest and principal payments are due in 36 equal monthly installments from October 1, 2015 through September 1, 2018. Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other long-term liabilities. In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. The effective interest rate as of December 31, 2016 was 11.2%.

        In conjunction with Term Loan A, the Company issued warrants (the "2014 Warrants") to purchase 157,844 shares of Series B Convertible Preferred Stock at an exercise price of $0.9503 per share to the lenders. In conjunction with Term Loan B, the Company issued warrants (the "2015 Warrants") to purchase an additional 157,844 shares of Series B Convertible Preferred Stock at an exercise price of $0.9503 per share to the lenders. Upon the closing of the Company's IPO on June 30, 2015, the 2014 Warrants and 2015 Warrants were automatically converted into warrants to purchase an aggregate of 24,566 shares of Common Stock at an exercise price of $12.2114 per share. The 2014 Warrants and 2015 Warrants were exercisable immediately and have seven-year lives. The 2014 Warrants and 2015 Warrants were initially valued at $0.1 million and $0.1 million, respectively, using the Black-Scholes option-pricing model. The Company recorded debt discounts of $0.1 million and $0.1

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Notes Payable (Continued)

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

        Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash. Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At December 31, 2016 and 2015, the Company concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

        The Company assessed all terms and features of the Credit Facility in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Credit Facility, including put and call features. The Company determined that all features of the Credit Facility were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.

        Estimated future principal payments at December 31, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
2017	3,333
2018	2,500

Total	$5,833
Less: discount for warrants and costs paid to lender	(111)
Less: current portion	(3,243)

Note payable, net of current portion and discount	$2,479

        During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.8 million, $1.0 million and $0.2 million, respectively, of interest expense related to the Credit Facility.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Commitments

        In November 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space that provided for a five-year extension upon the completion of the lease term. In December 2011, the Company signed a lease amendment (the "2011 Lease Amendment") that expanded the leased premises beginning in the second quarter of 2012. The 2011 Lease Amendment also extended the term of the existing lease through June 30, 2017. The 2011 Lease Amendment includes a free rent period for the expansion premises and escalating rent payments. In July 2015, the Company signed another lease amendment (the "2015 Lease Amendment") that expanded the leased premises beginning in the third quarter of 2015. The 2015 Lease Amendment includes escalating rent payments and is effective through June 30, 2017. In November 2016, the Company signed a third lease amendment (the "2016 Lease Amendment"). The 2016 Lease Amendment includes escalating rent payments and is effective through June 30, 2018. The Company is recognizing rent expense on a straight-line basis over the lease term.

        Future minimum payments required under the non-cancelable operating lease as of December 31, 2016 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2017	$1,288
2018	680

Total minimum lease payments	$1,968

        Rent expense for the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $0.8 million and $0.7 million, respectively.

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

        Upon the closing of the Company's IPO on June 30, 2015, all outstanding shares of the Company's Preferred Stock were automatically converted into 9,029,549 shares of Common Stock. As of December 31, 2016, the Company had 5,000,000 shares of Preferred Stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.

        Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred Stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Common Stock

        As of December 31, 2016, the Company had 150,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, with 18,817,572 shares issued and outstanding. The voting, dividend and liquidation rights of holders of Common Stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding Preferred Stock. The Company's Common Stock has the following characteristics:

Voting

        The holders of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

        The holders of Common Stock are entitled to receive dividends, if and when declared by the board of directors. Cash dividends may not be declared or paid to holders of Common Stock until paid on each series of outstanding Preferred Stock in accordance with their respective terms. No dividends have been declared or paid from the Company's inception through December 31, 2016.

Liquidation

        In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in the Company's assets available for distribution to stockholders, subject to any preferential or other rights of any then-outstanding Preferred Stock.

Reserved for Future Issuance

        The Company has reserved for future issuance the following shares of Common Stock:

	As of December 31,
	2016	2015
Warrants for the purchase of Common Stock	24,566	59,405
Options to purchase Common Stock	2,939,968	2,557,456
Employee Stock Purchase Plan	335,484	182,352

Total	3,300,018	2,799,213

12. Stock Incentive Plans

        Prior to the Company's IPO, the Company granted awards to eligible participants under its 2008 Equity Incentive Plan ("2008 Plan"). In May 2015, the Company's board of directors adopted, and in June 2015, the Company's stockholders approved, the 2015 Stock Incentive Plan ("2015 Plan"), which became effective immediately prior to the effectiveness of the Company's IPO. Subsequent to the Company's IPO, option grants are awarded to eligible participants only under the 2015 Plan.

        The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock Incentive Plans (Continued)

awards under the 2015 Plan. The maximum number of shares of Common Stock that may be delivered in satisfaction of awards under the 2015 Plan is 1,068,287 shares, plus (1) 25,942 shares that were available for grant under the 2008 Plan immediately prior to the closing of the IPO, (2) the number of shares of Common Stock subject to outstanding awards under the 2008 Plan upon closing of the IPO that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (3) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,297,334 shares of Common Stock, 4% of the number of shares of Common Stock outstanding on the first day of the fiscal year and an amount determined by the Company's board of directors. The January 1, 2017 and 2016 increases to the 2015 Plan added 752,700 and 612,531 authorized shares, respectively.

        As of December 31, 2016, the Company had reserved 1,000,606 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance. As of December 31, 2016, the Company had reserved 1,939,362 shares of Common Stock under the 2015 Plan, of which 669,799 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

        Terms of stock option agreements, including vesting requirements, are determined by the Company's board of directors, subject to the provisions of the applicable stock incentive plan. Options and restricted stock awards granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. Restricted stock issuances and early exercises of stock options are subject to a Company right of repurchase at the original issuance price, which right lapses over the vesting period of the stock. For options and restricted stock awards granted through December 31, 2016, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company's board of directors on the date of grant.

        A summary of the Company's stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,723,554	$6.66	7.92	$4,267
Granted	1,068,845	$4.49
Exercised	(230,019)	$2.00
Cancelled or forfeited	(292,211)	$6.60

Outstanding at December 31, 2016	2,270,169	$6.11	8.14	$613

Exercisable at December 31, 2016	851,769	$5.79	6.64	$607

Vested or expected to vest at December 31, 2016	2,177,976	$6.12	8.09	$613

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock Incentive Plans (Continued)

        The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.3 million and $0.6 million, respectively. The total fair value of employee options vested for the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $1.4 million and $0.5 million, respectively.

        At December 31, 2016, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $4.9 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.5 years.

Stock-Based Compensation Expense

        The fair value of stock options granted to employees and non-employees was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Weighted average expected volatility	72.0 - 73.9%	73.6 - 86.8%	75.2 - 83.4%
Expected term (in years)	6.25	6.17 - 10.00	6.25 - 10.00
Risk free interest rate	1.24 - 2.00%	0.92 - 2.45%	1.71 - 3.01%
Expected dividend yield	0%	0%	0%

Volatility

        Due to the lack of company-specific historical and implied volatility data of its Common Stock, the Company does not have relevant historical data to support its expected volatility. As such, the Company has used a weighted average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies. For purposes of identifying representative companies, the Company considered characteristics such as number of product candidates in early stages of product development, area of therapeutic focus, length of trading history, similar vesting provisions and a similar percentage of stock options that were in-the-money. The expected volatility was determined using a weighted average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using the same representative companies until a sufficient amount of historical information regarding the volatility of the Company's own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

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

Employee Stock Purchase Plan

        In June 2015, the Company's board of directors adopted and the Company's stockholders approved the 2015 Employee Stock Purchase Plan (the "2015 ESPP") which became effective upon closing of the IPO. The 2015 ESPP initially authorized the issuance of up to a total of 182,352 shares of Common Stock to participating eligible employees. The number of authorized shares increases each January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company's outstanding shares as of the first day of the applicable year, 364,705 shares and any lower amount determined by the Company's board of directors. The January 1, 2017 and 2016 increases to the 2015 ESPP added 188,175 and 153,132 authorized shares, respectively. As of December 31, 2016, there had been no shares issued under the 2015 ESPP.

13. Income Taxes

        For the years ended December 31, 2016, 2015 and 2014, the Company did not record a provision for federal or state income taxes as it has incurred cumulative net operating losses since inception.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Federal income tax (benefit) at statutory rate	34.00%	34.00%	34.00%
Permanent differences	(0.85)	(0.86)	(1.29)
Federal research and development credits and adjustments	2.43	2.64	2.70
State income tax, net of federal benefit	5.70	5.77	6.03
Other	(0.40)	0.28	(0.15)
Change in valuation allowance	(40.88)	(41.82)	(41.29)

Effective income tax rate	—%	—%	—%

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        The Company's deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$48,682	$35,042
Tax credit carryforwards	4,833	3,762
Capitalized research and development	3,394	4,087
Capitalized legal expenses	1,597	1,464
Other differences	1,335	815

Total deferred tax assets	59,841	45,170
Valuation allowance	(59,841)	(45,170)

Net deferred tax assets	$—	$—

        The Company recorded increases to the valuation allowance of $14.7 million, $13.6 million and $9.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, due primarily to an increase in the net operating loss carryforwards and tax credits.

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses and expectation of future losses, the deferred tax assets were fully offset by a valuation allowance at December 31, 2016 and 2015.

        As of December 31, 2016, the Company had approximately $124.7 million of federal and $123.1 million of state net operating loss carryforwards to offset future taxable income, if any. Such net operating loss carryforwards expire at varying times through the year 2036, if not utilized. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the disqualifying disposition of incentive stock options and the exercise of non-qualified stock options of $0.5 million. The Company will record these off-balance sheet net operating losses and the related valuation allowance to retained earnings upon the adoption of ASU 2016-09 in 2017. Company also had approximately $3.9 million of federal and $1.5 million of state tax credit carryforwards available to reduce future tax liabilities as of December 31, 2016, which will expire at varying times through the year 2036.

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

        As of December 31, 2016 and 2015, the Company did not have any significant unrecognized tax benefits.

        As of December 31, 2016, the Company had not accrued interest or penalties related to uncertain tax positions. The Company's tax returns for the years ended December 31, 2008 through December 31, 2016 are still subject to examination by major tax jurisdictions. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

14. Defined Contribution Benefit Plan

        The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company did not provide any contributions to this plan during the years ended December 31, 2016, 2015 or 2014.

15. Quarterly Financial Information (unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating expenses	$9,206	$9,396	$8,283	$8,673
Net loss	(9,418)	(9,445)	(8,419)	(8,778)
Net loss per share:
Basic and Diluted	$(0.61)	$(0.61)	$(0.54)	$(0.47)
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	15,335,516	15,373,964	15,512,608	18,699,480

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Operating expenses	$6,360	$7,765	$8,201	$9,333
Net loss	(6,500)	(8,039)	(8,485)	(9,606)
Net loss per share:
Basic and Diluted	$(13.14)	$(8.07)	$(0.55)	$(0.63)
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	494,590	996,592	15,297,794	15,298,810

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catabasis Pharmaceuticals, Inc.
Date: March 16, 2017	By:	/s/ JILL C. MILNE Jill C. Milne President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JILL C. MILNE Jill C. Milne	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017
/s/ DEIRDRE CUNNANE Deirdre Cunnane	Senior Vice President, General Counsel and Treasurer (Principal Financial Officer)	March 16, 2017
/s/ NOAH CLAUSER Noah Clauser	Senior Director of Finance and Controller (Principal Accounting Officer)	March 16, 2017
/s/ MICHAEL ROSS Michael Ross	Director	March 16, 2017
/s/ NICHOLAS GALAKATOS Nicholas Galakatos	Director	March 16, 2017
/s/ JEAN GEORGE Jean George	Director	March 16, 2017
/s/ KENNETH BATE Kenneth Bate	Director	March 16, 2017
/s/ BURT ADELMAN Burt Adelman	Director	March 16, 2017
/s/ MICHAEL KISHBAUCH Michael Kishbauch	Director	March 16, 2017

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on July 1, 2015)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on July 1, 2015)

4.1		Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

10.1		Warrant to purchase shares of Series B Preferred Stock issued on August 27, 2014 by the Registrant to Square 1 Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.2		Warrant to purchase shares of Series B Preferred Stock issued on August 27, 2014 by the Registrant to Midcap Financial SBIC, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.3	*	Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.4	*	Form of Incentive Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.5	*	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.6	*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

10.7	*	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.8	*	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.9	*	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

Exhibit Number		Description of Exhibit
10.10		Second Amended and Restated Investors' Rights Agreement, dated as of March 17, 2015, among the Registrant and the other parties thereto, as amended June 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

10.11	*	Amended and Restated Employment Agreement, dated as of April 7, 2010, by and between the Registrant and Jill C. Milne, as amended (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.12	*	Offer Letter, dated as of September 30, 2015, by and between the Registrant and Deirdre Cunnane (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-37467) filed with the Securities and Exchange Commission on March 15, 2016)

10.13	*	Catabasis Pharmaceuticals, Inc. Executive Severance Benefits Plan effective April 15, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on April 19, 2016)

10.14	*	Form of Indemnification Agreement by and between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.15		Credit and Security Agreement, dated as of August 27, 2014, by and among the Registrant, Midcap Financial SBIC, L.P., Square 1 Bank and the other lenders identified therein, as amended on March 31, 2015 (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.16		Second Amendment to Credit and Security Agreement, dated as of December 22, 2015, by and among the Registrant, Midcap Financial SBIC, L.P., Square 1 Bank and the other lenders identified therein (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-37467) filed with the Securities and Exchange Commission on March 15, 2016)

10.17		Indenture of Lease, dated as of December 17, 2010, by and between the Registrant and RB Kendall Fee, LLC, as amended (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.18		Second Amendment of Lease, dated as of July 16, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on November 11, 2015)

10.19		Third Amendment of Lease, dated as of November 3, 2016, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on November 7, 2016)

10.20		Form of Common Stock Warrant (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

Exhibit Number		Description of Exhibit
10.21	*	Offer Letter, dated as of January 22, 2015, by and between the Registrant and Rick Modi (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.21		Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Square 1 Bank(incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.22		Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Midcap Financial Trust (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.23		Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Flexpoint MCLS Holdings, LLC (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.24		Summary of Non-employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on May 12, 2016)

10.25		Sales Agreement, dated as of August 11, 2016, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on August 11, 2016)

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 001-37467) filed with the Securities and Exchange Commission on March 15, 2016)

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase

101.LAB		XBRL Taxonomy Labels Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

101.DEF		Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan arrangement.