Form 10-Q
period 2017-03-31
CATABASIS PHARMACEUTICALS INC
filed 2017-05-11
CIK 1454789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of April 30, 2017, there were 22,470,062 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

•                  our ability to receive research and development funding and achieve anticipated milestones under any future collaborations;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$31,795	$23,596
Available-for-sale securities	—	14,931
Prepaid expenses and other current assets	1,020	1,001
Total current assets	32,815	39,528
Property and equipment, net	494	568
Restricted cash	113	113
Total assets	$33,422	$40,209
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$942	$1,405
Accrued expenses	3,294	3,677
Current portion of notes payable, net of discount	3,260	3,243
Total current liabilities	7,496	8,325
Deferred rent, net of current portion	26	53
Notes payable, net of current portion and discount	1,657	2,479
Other liability	288	266
Total liabilities	9,467	11,123
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 19,997,197 and 18,817,572 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	20	19
Additional paid-in capital	175,881	173,141
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(151,946)	(144,070)
Total stockholders’ equity	23,955	29,086
Total liabilities and stockholders’ equity	$33,422	$40,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating expenses:
Research and development	$5,398	$6,436
General and administrative	2,363	2,770
Total operating expenses	7,761	9,206
Loss from operations	(7,761)	(9,206)
Other (expense) income:
Interest expense	(149)	(243)
Interest and investment income	39	53
Other expense, net	(5)	(22)
Total other expense, net	(115)	(212)
Net loss	$(7,876)	$(9,418)
Net loss per share - basic and diluted	$(0.41)	$(0.61)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	19,093,273	15,335,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net Loss	$(7,876)	$(9,418)
Other comprehensive income:
Unrealized gains on available-for-sale securities	4	14
Total other comprehensive income:	4	14
Comprehensive loss	$(7,872)	$(9,404)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(7,876)	$(9,418)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	88	92
Stock-based compensation expense	505	548
Accretion of discount/premium on investment securities	25	38
Non-cash interest expense	50	79
Changes in assets and liabilities:
Prepaid expenses and other current assets	(19)	(38)
Other assets	—	(2)
Accounts payable	(468)	230
Accrued expenses	(454)	(663)
Deferred rent	44	(13)
Net cash used in operating activities	(8,105)	(9,147)
Investing activities
Purchases of available-for-sale securities	—	(32,111)
Sales and maturities of available-for-sale securities	14,910	3,332
Purchases of property and equipment	(9)	(290)
Net cash provided by (used in) investing activities	14,901	(29,069)
Financing activities
Proceeds from at-the-market offering, net of issuance costs	2,215	—
Proceeds from exercise of common stock options and warrants	21	87
Payments on borrowing	(833)	(833)
Net cash provided by (used in) financing activities	1,403	(746)
Net increase (decrease) in cash and cash equivalents	8,199	(38,962)
Cash and cash equivalents, beginning of period	23,596	62,780
Cash and cash equivalents, end of period	$31,795	$23,818
Supplemental disclosure of cash flow information
Cash paid for interest	$104	$163
Non-cash financing activities
Fixed asset purchases included in accounts payable	$5	$68

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

Liquidity

In August 2016, the Company entered into a sales agreement with Cowen and Company LLC (“Cowen”) pursuant to which the Company may issue and sell shares of its Common Stock for an aggregate maximum offering amount of $10.0 million under an at-the-market (“ATM”) offering program.  Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement have been sold pursuant to a shelf registration statement, which became effective on July 19, 2016. The Company pays Cowen 3% of the gross proceeds from any Common Stock sold through the sales agreement.

During the three months ended March 31, 2017, the Company sold an aggregate of 1,168,419 shares of Common Stock pursuant to the ATM program, at an average price of $1.95 per share, for gross proceeds of $2.3 million, resulting in net proceeds of $2.2 million after deducting sales commissions and offering expenses.  On March 16, 2017, the Company reduced the amount of Common Stock that it was offering pursuant to the sales agreement, such that it was only offering $4.9 million of Common Stock from and after such date in addition to the $3.9 million of Common Stock it had sold under the ATM program as of that date.  As of March 31, 2017, $4.9 million of Common Stock remained available for sale under the ATM program.

As of March 31, 2017, the Company had an accumulated deficit of $151.9 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company adopted Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) in connection with the issuance of its consolidated financial statements for the year ended December 31, 2016. The Company’s current operating plan, together with proceeds received from the issuance of common shares under the Company’s ATM program in April 2017 of $4.1 million, provides for cash to fund operations for at least one year from the date of this Quarterly Report on Form 10-Q.

The Company will require substantial additional capital to fund operations. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2016 and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017 (the “2016 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period.

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC Topic 505,

Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on a straight-line basis.

During the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$200	$172
General and administrative	305	376
Total	$505	$548

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

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
Stock options	2,903,497	2,197,030
Common stock warrants	24,566	36,084
	2,928,063	2,233,114

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2017, with earlier adoption permitted as of annual reporting periods beginning after December 15, 2016. At this time, the Company does not have and has never had any contracts that are within the scope of ASU 2014-09 or its predecessor guidance, ASC 605 Revenue Recognition.  The Company early adopted the standard on January 1, 2017. This will impact the accounting for any future transactions.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This standard amends the existing guidance in an attempt to simplify several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is retrospectively effective for annual reporting periods beginning after December 15, 2016. The Company adopted the standard in the three months ended March 31, 2017. The amended guidance eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized in additional paid-in capital.  This created approximately $0.2 million of deferred tax assets relating to federal and state net operating losses that were fully offset by a corresponding increase in the valuation allowance. As a result, there was no cumulative effect adjustment to accumulated deficit. The implementation of ASU 2016-09 did not have a material impact on the Company’s stock-based compensation expense. As part of the adoption of ASU 2016-09, the Company elected to record forfeitures as they occur.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2016 Annual Report on Form 10-K, and there were no significant changes to such policies in the three months ended March 31, 2017.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three months ended March 31, 2017 or 2016.

The Company’s investment portfolio includes fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company determines the fair value of available-for-sale securities using Level 2 inputs. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of March 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$25,671	$—	$—	$25,671
Corporate debt securities	—	3,798	—	3,798
Total assets	$25,671	$3,798	$—	$29,469

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$22,423	$—	$—	$22,423
Available-for-sale securities:
Corporate debt securities	—	13,930	—	13,930
U.S. government-sponsored securities	—	1,001	—	1,001
Total assets	$22,423	$14,931	$—	$37,354

At March 31, 2017 and December 31, 2016, the Company’s cash equivalents consisted principally of money market funds, which approximated their fair value due to their short-term nature.

At March 31, 2017 and December 31, 2016, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

4.              Available-for-Sale Securities

As of March 31, 2017, the Company held no available-for-sale securities. The following table summarizes the available-for-sale securities held at December 31, 2016 (in thousands):

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

Gross realized gains and losses on the sales of available-for-sale securities are included in other (expense) income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other (expense) income were not material to the Company’s condensed consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other (expense) income is based on the specific identification method for purposes of recording realized gains and losses. During the three-month periods ended March 31, 2017 and 2016 the Company received $14.9 million and $3.3 million, respectively, in proceeds from sales and maturities of available-for-sale securities the gains on which were not material to the Company’s condensed consolidated results of operations.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued compensation	$542	$1,252
Accrued contracted research costs	2,319	1,850
Accrued professional fees	136	215
Accrued other	297	360
Total	$3,294	$3,677

6.              Notes Payable

On August 27, 2014, the Company entered into a credit facility with MidCap Financial Trust, Flexpoint MCLS SPV LLC and Square 1 Bank, which was subsequently amended in March and December 2015 (as amended, the “Credit Facility”). The Credit Facility provided for initial borrowings of $5.0 million under a term loan (“Term Loan A”) and additional borrowings of up to $20.0 million under other term loans, for a maximum of $25.0 million. On August 27, 2014, the Company received proceeds of $5.0 million from the issuance of promissory notes under Term Loan A. On March 31, 2015, the Company received proceeds of $5.0 million from the issuance of promissory notes under another term loan (“Term Loan B”).  The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015, leaving total borrowings under the Credit Facility at $10.0 million.  All amounts outstanding under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

Interest-only payments were due monthly on amounts outstanding under the Credit Facility until September 1, 2015 and, thereafter, interest and principal payments are due in 36 equal monthly installments from October 1, 2015 through September 1, 2018.  Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other long-term liabilities.   In the event of prepayment, the

Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. The effective interest rate as of March 31, 2017 was 11.2%.

In conjunction with Term Loan A, the Company issued warrants (the “2014 Warrants”) to purchase 157,844 shares of series B convertible preferred stock at an exercise price of $0.9503 per share to the lenders. In conjunction with Term Loan B, the Company issued warrants (the “2015 Warrants”) to purchase an additional 157,844 shares of series B convertible preferred stock at an exercise price of $0.9503 per share to the lenders. warrants to purchase shares of convertible preferred stock to the lenders, which upon the closing of the Company’s IPO in June 2015 were automatically converted into warrants to purchase an aggregate of 24,566 shares of Common Stock at an exercise price of $12.2114 per share. The warrants were exercisable immediately and have seven-year lives. The warrants associated with Term Loan A were initially valued at $0.1 million and the warrants associated with Term Loan B at $0.1 million using the Black-Scholes option-pricing model. The Company recorded debt discounts of $0.2 million in aggregate upon issuance of warrants, which is being accreted as interest expense using the effective-interest method over the remaining term of the loan.

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

Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash.  Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At March 31, 2017 and December 31, 2016, the Company concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

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

Future principal payments at March 31, 2017 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder 2017	2,500
2018	2,500
Total	$5,000
Less: discount for warrants and costs paid to lenders	(83)
Less: current portion	(3,260)
Note payable, net of current portion and discount	$1,657

During the three months ended March 31, 2017 and 2016, the Company recognized $0.1 million and $0.2 million of interest expense related to the Credit Facility, respectively.

7.              Commitments

In November 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space that provided for a five-year extension upon the completion of the lease term. In December 2011, the Company signed a lease amendment (the “2011 Lease Amendment”) that expanded the leased premises beginning in the second quarter of 2012. The 2011 Lease Amendment also extended the term of the existing lease through June 30, 2017. The 2011 Lease Amendment includes a free rent period for the expansion premises and escalating rent payments. In July 2015, the Company signed another lease amendment (the “2015 Lease Amendment”) that expanded the leased premises beginning in the third quarter of 2015. The 2015 Lease Amendment includes escalating rent payments and is effective through June 30, 2017. In November 2016, the Company signed a third lease amendment (the “2016 Lease Amendment”). The 2016 Lease Amendment includes escalating rent payments and is effective through June 30, 2018. The Company is recognizing rent expense on a straight-line basis over the lease term.

Future minimum payments required under the non-cancelable operating lease as of March 31, 2017 are summarized as follows (in thousands):

Period Ending December 31,	Amount
Remainder 2017	$1,019
2018	680
Total minimum lease payments	$1,699

Rent expense for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively.

8.              Preferred Stock

As of March 31, 2017, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.  Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

9.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of Common Stock:

	As of March 31,
	2017	2016
Warrants for the purchase of Common Stock	24,566	36,084
Options to purchase Common Stock	3,681,464	3,141,868
Employee Stock Purchase Plan	523,659	335,484
Total	4,229,689	3,513,436

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

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The maximum number of shares of Common Stock that may be delivered in satisfaction of awards under the 2015 Plan is 1,068,287 shares, plus (1) 25,942 shares that were available for grant under the 2008 Plan immediately prior to the closing of the IPO, (2) the number of shares of Common Stock subject to outstanding awards under the 2008 Plan upon closing of the IPO that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (3) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,297,334 shares of Common Stock, 4% of the number of shares of Common Stock outstanding on the first day of the fiscal year and an amount determined by the Company’s board of directors. The January 1, 2017 and 2016 increases to the 2015 Plan added 752,702 and 612,531 authorized shares, respectively.

As of March 31, 2017, the Company had reserved 919,107 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of March 31, 2017, the Company had reserved 2,762,357 shares of Common Stock under the 2015 Plan, of which 777,967 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through March 31, 2017, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,270,169	$6.11	8.14	$613
Granted	815,640	$1.24
Exercised	(11,206)	$1.93
Cancelled or forfeited	(171,106)	$6.46
Outstanding at March 31, 2017	2,903,497	$4.74	8.41	$311
Vested and Exercisable at March 31, 2017	980,238	$5.87	6.72	$17

The total intrinsic value of options exercised for the three months ended March 31, 2017 and 2016 was $27 thousand and $124 thousand, respectively. The total fair value of employee and non-employee options vested for the three months ended March 31, 2017 and 2016 was $0.6 million and $0.5 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended March 31, 2017 and 2016 was $0.84 and $2.96, respectively.

At March 31, 2017, the total unrecognized compensation expense related to unvested stock option awards was $4.7 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan

In June 2015, the Company’s board of directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”) which became effective upon closing of the IPO. The 2015 ESPP initially authorized the issuance of up to a total of 182,352 shares of Common Stock to participating eligible employees. The number of authorized shares increases each

January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company’s outstanding shares as of the first day of the applicable year, 364,705 shares and any lower amount determined by the Company’s board of directors. The January 1, 2017 and 2016 increases to the 2015 ESPP added 188,175  and 153,132 authorized shares, respectively.  As of March 31, 2017, there had been no shares issued under the 2015 ESPP.

11.       Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three months ended March 31, 2017.

At-the-Market Financing

In April 2017, the Company issued 2,472,865 shares under its ATM program for net proceeds of $4.1 million.

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

Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule.   Based on its mechanism of action, the inhibition of NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, we believe edasalonexent has the potential to be a disease-modifying therapy for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration.  The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD.  The European Commission has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

We are currently conducting the MoveDMD® Phase 1/2 trial of edasalonexent in ambulatory boys with DMD between ages four and seven.  The MoveDMD trial is a three-part clinical trial investigating the safety and efficacy of edasalonexent in DMD.  We previously reported positive safety, tolerability, pharmacokinetics and biomarker results from Part A of the MoveDMD trial in January 2016 and top-line results from Part B of the MoveDMD trial in January 2017.  For Part B, we employed magnetic resonance imaging, or MRI, T2 as the primary endpoint. The trial was designed to provide an early biomarker for demonstrating a benefit on muscle composition.  Although the primary endpoint was not met, we observed potential treatment-associated functional effects described below.  Functional assessments are known to be clinically meaningful, and they have precedence as pivotal trial endpoints in DMD.  We performed two prespecified analyses of functional assessments in Part B.  The first prespecified analysis revealed that there were consistent numerical improvements versus placebo across all functional exploratory endpoint measures for the higher dose, as well as numerical improvements versus placebo across multiple functional exploratory endpoint measures for the lower dose, while the lower dose had mixed results versus the higher dose.  For the second prespecified analysis that measured rate of change, we performed functional assessments at baseline of Part A, at baseline of Part B, which was on average eight months later, and following 12 weeks of treatment at the endpoint of Part B. This design enabled the comparison of rate changes in functional ability between an extended off-treatment period prior to Part B dosing, on average eight months, and an edasalonexent treatment period of 12 weeks. In this prespecified rate change analysis, we observed numerical improvements across five functional assessments, and the results were consistent with the results from our first prespecified analysis.  These functional assessments are important as the boys in the trial have declining function, and we believe these numerical improvements are indicative of a treatment effect in slowing this declining function with edasalonexent.  Changes in these functional measures generally were not statistically significant in Part B of the MoveDMD trial, which was not powered for functional measures.  We believe that the potential treatment-associated effects from these exploratory endpoints warrant further evaluation in Part C of the MoveDMD trial, which is the ongoing open-label extension portion of the trial.  We have amended the Part C protocol to transition all patients participating in Part C of the trial to the 100 mg/kg/day dose, the higher of the two dosing levels administered in Part B, and have extended Part C by an additional 24 weeks to a total of 60 weeks.  We intend to report the results from Part C in 2017, with an interim update in the third quarter of 2017 after all boys participating in Part C have completed 24 weeks of dosing with edasalonexent.

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

In addition to our work in DMD, we are evaluating other diseases where the inhibition of NF-kB may be beneficial for further therapeutic applications of edasalonexent.  There are a number of other rare diseases where NF-kB is believed to play an important role, such as Becker muscular dystrophy, which is one of nine types of muscular dystrophy and is characterized by slowly progressive muscle weakness of the legs and pelvis, and IgA nephropathy, a kidney disease that is believed to result from activation of mucosal immunity, leading to the synthesis of aberrantly glycosylated polymeric immunoglobulin A1, or IgA1, which enters the circulation and lodges in a patient’s kidneys interfering with their proper function.

In addition to edasalonexent, we are developing a pipeline of product candidates using our SMART linker drug discovery platform as potential treatments for rare diseases including cystic fibrosis, or CF, amyotrophic lateral sclerosis, or ALS, and Friedreich’s ataxia, or FA. Our pipeline includes CAT-5571 and CAT-4001, for which we are currently conducting preclinical activities.  We are developing CAT-5571 initially as a potential oral treatment for CF, with potential beneficial effects on both trafficking and function of cystic fibrosis transmembrane conductance regulator, or CFTR, and the clearance of Pseudomonas aeruginosa.  In CF, a malfunctioning CFTR ion channel impairs chloride secretion, with deleterious effects on multiple organs, and particularly devastating effects on pulmonary, intestinal and pancreatic function.  Patients affected with CF are also predisposed to respiratory failure caused by persistent lung infections, notably bacteria and most commonly Pseudomonas aeruginosa, that are difficult to treat with standard antibiotics.  CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which are known to be impaired in CF.  In addition, we are developing CAT-4001 as a potential treatment for neurodegenerative diseases such as FA and ALS, irrespective of mutation status. FA is a rare genetic disease that causes nervous system damage and compromises motor coordination. ALS, sometimes called Lou Gehrig’s disease or classical motor neuron disease, is a rapidly progressive, fatal neurological disease that attacks the nerve cells responsible for controlling voluntary muscles.   CAT-4001 is a small molecule that activates Nuclear factor (erythroid-derived 2)-like 2, or Nrf2, and inhibits NF-kB, two pathways that have been implicated in FA and ALS.

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

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through March 31, 2017, we have raised an aggregate of $188.1 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $10.0 million was from a secured debt financing, $3.9 million represented gross proceeds from our at-the-market, or ATM, offering program, and $0.8 million was from common stock option and warrant exercises.

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

•                  expenses incurred under agreements with third parties, including contract research organizations that conduct clinical trials and research and development and preclinical activities on our behalf;

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

The following summarizes our most advanced current research and development programs:

•      Edasalonexent - Edasalonexent is a SMART linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties.  We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration.  We reported results from Part A of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for Part B of the trial in January 2017.  Results from both Part A and Part B of the MoveDMD trial are described further above under “Overview” and under “Business—Our Product Candidates—Edasalonexent—Edasalonexent Clinical Development” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC, on March 16, 2017, which we refer to as our 2016 Annual Report on Form 10-K. In July 2016, we initiated an open-label extension, Part C of the MoveDMD trial, which is on-going and is expected to provide additional safety and efficacy data on edasalonexent.  Following continued assessment of the effects in patients on edasalonexent in Part C of the MoveDMD trial, we will determine next steps for the development of the edasalonexent program.

•      CAT-5571 - CAT-5571 is a SMART linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA.  We are developing CAT-5571 initially as a potential oral treatment for CF with potential effects on both the CFTR and on the clearance of Pseudomonas aeruginosa. CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which are known to be impaired in CF.  In 2017, we are continuing preclinical evaluation of CAT-5571 in animal models of CF, and are conducting investigational new drug, or IND, application-enabling activities for CAT-5571.  If we are successful in these activities, we intend to advance CAT-5571 into a Phase 1 clinical trial in 2018.

•      CAT-4001 - CAT-4001 is a SMART linker conjugate that we designed to combine the potentially beneficial activities of monomethyl fumarate and DHA on the Nrf2 and NF-kB pathways.  We are developing CAT-4001 initially for the treatment of severe, rare neurodegenerative diseases, such as FA and ALS, two diseases of the central nervous system in which the Nrf2 and NF-kB pathways have been implicated, irrespective of mutation status.  Nrf2 is a gene transcription factor, a protein that works inside of cells to control the expression of genes, that control the body’s response to cellular stress and oxidative damage.  In 2017, we are continuing preclinical evaluation of CAT-4001 in animal models of FA as well as ALS.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2017	2016
Edasalonexent	$2,192	$1,624
CAT-2054	51	1,605
Other research and platform programs	639	1,058
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	1,968	1,533
Facilities	322	224
Consultants and professional expenses, including stock-based compensation	29	214
Other	197	178
Total costs not directly allocated to programs	2,516	2,149
Total research and development expenses	$5,398	$6,436

Since inception, the total direct expenses to support the edasalonexent program have been $25.7 million. Since we began separately tracking CAT-2054 in 2013, the direct expenses to support that program have totaled $12.8 million. We begin to separately track program expenses at candidate nomination.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.  We expect to incur significant research and development costs for the foreseeable future, if and to the extent that our product candidate development programs progress. We expect that our research and development expenses in the year ending December 31, 2017 will be lower than in the year ending December 31, 2016 as a result of our conducting clinical trials supporting one program in 2017 as compared to two programs in 2016. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate that our general and administrative expenses will increase in the future, if and to the extent necessary to support our continued operations, potential commercialization of our product candidates and costs of operating as a public company. These increases, if necessary, will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and SEC requirements, insurance costs and investor relations costs.

Other (Expense) Income

Other (expense) income, net consists of interest expense incurred on debt instruments, amortized deferred financing costs and amortized debt discount and net amortization expense on available-for-sale securities, as offset by any interest income earned on our cash, cash equivalents, and available-for-sale securities.

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

During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the dollar change in those items (in thousands):

	Three Months Ended March 31,		Period-to-
	2017	2016	Period Change
Operating expenses:
Research and development	$5,398	$6,436	$(1,038)
General and administrative	2,363	2,770	(407)
Total operating expenses	7,761	9,206	(1,445)
Loss from operations	(7,761)	(9,206)	1,445
Other expense, net	(115)	(212)	97
Net loss	$(7,876)	$(9,418)	$1,542

Research and Development Expenses

Research and development expenses decreased by $1.0 million to $5.4 million for the three months ended March 31, 2017 from $6.4 million for the three months ended March 31, 2016, a decrease of 16%. The decrease in research and development expenses was attributable to a net decrease of $1.4 million in direct program costs, partially offset by a $0.4 million increase in costs not directly allocated to programs.  The $1.4 million decrease in direct program expenses included a $1.6 million decrease in costs to support our CAT-2054 program that was partially offset by a $0.2 million increase in costs to support other programs, primarily our edasalonexent program. The $0.3 million increase in costs not directly allocated to programs included a $0.5 million increase in employee compensation and facilities costs due to headcount additions and the effect of the 2016 lease amendment to the Company’s operating lease for office and laboratory space that includes escalating rent payments through June 2018, partially offset by a $0.2 million decrease in consulting and professional expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million to $2.4 million for three months ended March 31, 2017 from $2.8 million for the three months ended March 31, 2016, a decrease of 14%. The decrease in general and administrative expenses was attributable to a $0.5 million decrease in employee compensation due to headcount reductions, partially offset by a $0.1 million increase in consulting and professional services.

Other Expense, Net

Other expense, net decreased by $0.1 million to $0.1 million for the three months ended March 31, 2017 from $0.2 million for the three months ended March 31, 2016, primarily due to a $0.1 million decrease in interest expense due to the principal payments made on our credit facility.

Liquidity and Capital Resources

From our inception through March 31, 2017, we raised an aggregate of $188.1 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our registered direct common stock offering, $10.0 million was from a secured debt financing, $3.9 million represented gross proceeds from our ATM program, and $0.8 million was from common stock option and warrant exercises. As of March 31, 2017, we had $31.8 million in cash and cash equivalents.

At-the-Market Offering

In August 2016, we entered into a sales agreement with Cowen and Company LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering amount of $10.0 million under an ATM program.  Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement have been sold pursuant to a shelf registration statement, which became effective on July 19, 2016. We pay Cowen 3% of the gross proceeds from any common stock sold through the sales agreement.

During the three months ended March 31, 2017, we sold an aggregate of 1,168,419 shares of our common stock pursuant to the ATM program, at an average price of $1.95 per share, for gross proceeds of $2.3 million, resulting in net proceeds of $2.2 million after deducting sales commissions and offering expenses.  On March 16, 2017, we reduced the amount of common stock that we were offering pursuant to the sales agreement, such that we were only offering $4.9 million of common stock from and after such date in addition to the $3.9 million of common stock we had sold under the ATM program as of that date.  As of March 31, 2017, $4.9 million of common stock remained available for sale under the ATM program. In April 2017, we sold an aggregate of 2,472,865 shares of our common stock pursuant to the ATM program, at an average price of $1.72 per share, for gross proceeds of $4.3 million, resulting in net proceeds of $4.1 million after deducting sales commissions and offering expenses. As of April 30, 2017, $0.6 million of common stock remained available for sale under the ATM program.

Credit Facility

On August 27, 2014, we entered into a loan and security agreement with MidCap Financial Trust, Flexpoint MCLS SPV LLC and Square 1 Bank, or the Credit Facility. In March and December 2015, we entered into amendments to the Credit Facility, or the March 2015 Amendment and the December 2015 Amendment, respectively. As amended, the Credit Facility provided for initial borrowings of $5.0 million and additional borrowings of up to $20.0 million. Concurrently with entering into the Credit Facility in August 2014, we borrowed $5.0 million under a term loan under the Credit Facility. Concurrently with the March 2015 Amendment, we drew down an additional $5.0 million under our term loan under the Credit Facility. The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015. All borrowings under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of our personal property, other than our intellectual property. The December 2015 Amendment revised terms to allow for the creation of a wholly owned subsidiary entity.  In connection with the draw downs under the Credit Facility, we issued warrants to purchase shares of convertible preferred stock to the lenders, which upon the closing of the Company’s IPO were automatically converted into warrants to purchase an aggregate of 24,566 shares of our common stock at an exercise price of $12.2114 per share. The warrants were exercisable immediately and have seven-year lives.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At March 31, 2017 and December 31, 2016, we concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(8,105)	$(9,147)
Net cash provided by (used in) investing activities	14,901	(29,069)
Net cash provided by (used in) financing activities	1,403	(746)
Net increase (decrease) in cash and cash equivalents	$8,199	$(38,962)

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.1 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $7.9 million adjusted for non-cash items, including stock-based compensation expense of $0.5 million, depreciation and amortization expense of $0.1 million, non-cash interest expense of $0.1 million, and a net increase in operating assets of $0.9 million, which resulted primarily from a decrease in accounts payable and accrued expenses.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $14.9 million during the three months ended March 31, 2017, which was primarily attributable to maturities and sales of available-for-sale securities.  Net cash used in investing activities was $29.1 million during the three months ended March 31, 2016, which was attributable to net purchases of available-for-sale securities of $28.8 million and $0.3 million in laboratory equipment purchases.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1.4 million during the three months ended March 31, 2017 compared to $0.7 million of net cash used in financing activities during the three months ended March 31, 2016. The cash provided by financing activities in the three months ended March 31, 2017 was attributable to net proceeds of $2.2 million from our ATM offering, partially offset by $0.8 million in repayment of principal on the Credit Facility. The cash used in financing activities in the three months ended March 31, 2016 was primarily attributable to $0.8 million in repayment of principal on the Credit Facility partially offset by $0.1 million in proceeds from common stock option and warrant exercises.

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

We believe that our existing cash and cash equivalents as of March 31, 2017, together with net proceeds of $4.1 million received from the issuance of common shares under our ATM program in April 2017, will enable us to fund our operating expenses and debt service and capital expenditure requirements based on our current operating plan for at least one year from the date of this Quarterly Report on Form 10-Q.

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

Contractual Obligations

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017, we had cash and cash equivalents of $31.8 million and, as of December 31, 2016, we had cash, cash equivalents and available-for-sale securities of $38.5 million.  Our cash and cash equivalents at each date consisted primarily of money market funds and our available-for-sale securities at December 31, 2016 consisted primarily of corporate debt securities and U.S. government-sponsored securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $36.1 million, $32.6 million and $21.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $7.9 million for the three months ended March 31, 2017.  As of March 31, 2017, we had an accumulated deficit of $151.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. This will require our, or any of our future collaborators’, success in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators does, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our investors to lose all or part of their investments.

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

Adequate additional financing may not be available to us on acceptable terms, on a timely basis or at all. Further, our ability to obtain additional debt financing may be limited by covenants we have made under our loan and security agreement with MidCap Financial Trust, or MidCap, Flexpoint MCLS SPV LLC, or Flexpoint, and Square 1 Bank, or Square 1, including our negative pledge with respect to intellectual property in favor of Flexpoint and Square 1, as well as our pledge to MidCap, Flexpoint and Square 1 of substantially all of our assets, other than our intellectual property, as collateral. Our failure to raise capital on acceptable terms as and when needed would have a material adverse effect on our business, results of operations, financial condition and ability to pursue our business strategy.

We believe that our existing cash and cash equivalents as of March 31, 2017, together with the net proceeds of $4.1 million received from the issuance of common shares under our ATM program in April 2017, will enable us to fund our operating expenses and debt service and capital expenditure requirements based on our current operating plan for at least one year from the date of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of March 31, 2017, we had $5.0 million of outstanding principal payments under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

The regulatory approval processes for product candidates that target rare diseases, including DMD, cystic fibrosis, Friedreich’s ataxia and ALS, are uncertain.

Due to the lack of precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any of our product candidates that target rare diseases, such as DMD, cystic fibrosis, Friedreich’s Ataxia and ALS, is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned investigational new drug applications and NDAs for our product candidates, in a timely manner, or at all. For example, DMD is a rare disease for which there are only two FDA approved therapeutics.  Further, the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval.  Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

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

There are currently two therapies approved for the treatment of DMD in the United States, Sarepta Therapeutics’ drug Exondys 51, also known as eteplirsen, and Marathon Pharmaceuticals’ EMFLAZA™, also known as deflazacort, a corticosteroid.  Additionally, corticosteroid therapy, including prednisone, is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation. In addition, a number of companies are developing therapies to treat DMD, one of which is already on the market in Europe and others are in the process of registration or late stage clinical development, including, PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

The efforts of the Trump Administration to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The Trump Administration has taken several executive actions, including a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in fiscal year 2017, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the Trump Administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Recently enacted and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval.  We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

In addition, with the new Presidential Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of certain provisions of the ACA.  It remains to be seen, however, whether new legislation will be enacted and, if so, precisely what any new legislation will provide and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare.  For example, it is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits.  While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.

Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.  We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market.  Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures.  The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States.  In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

There are various quantitative listing requirements for a company to remain listed on The NASDAQ Stock Market, including maintaining a minimum bid price of $1.00 per share.  The closing price of our common stock from March 1, 2017 to April 30, 2017 ranged from a high of $2.76 per share and a low of $1.11 per share. If in the future our common stock fails to meet the minimum bid price requirement to remain listed on The NASDAQ Stock Market, we could be subject to delisting from The NASDAQ Stock Market. If we were to be delisted, it could make trading in our stock more difficult.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our investors may lose some or all of their investments. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2017, we had outstanding 19,997,197 shares of common stock.  The holders of an aggregate of 6,474,446 of these outstanding shares of common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates.

We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans.  As of March 31, 2017, we had outstanding options to purchase an aggregate of approximately 2,903,497 shares of our common stock, of which options to purchase approximately 980,238 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. Furthermore, the terms of our credit facility with MidCap, Flexpoint and Square 1 preclude us from paying dividends, and any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of gain for the foreseeable future.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 45.5% of our capital stock as of March 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our investors might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

As of March 31, 2017, we had used approximately $57.5 million of the net offering proceeds primarily to fund the costs of the clinical development of edasalonexent and CAT-2054, to fund research and development to advance other product candidates and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2015.

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

Catabasis Pharmaceuticals, Inc.

Date: May 11, 2017	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and General Counsel (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document