Form 10-Q
period 2017-06-30
CATABASIS PHARMACEUTICALS INC
filed 2017-08-10
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 22,481,735 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•                  our plans to identify, develop and commercialize novel therapeutics based on our SMART LinkerSM drug discovery platform;

•                  our plans to continue to evaluate data from the open label extension of our MoveDMD® clinical trial of edasalonexent for the treatment of Duchenne muscular dystrophy and to announce a Phase 3 clinical trial plan for edasalonexent in Duchenne muscular dystrophy;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June, 30	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$29,369	$23,596
Available-for-sale securities	—	14,931
Prepaid expenses and other current assets	892	1,001
Total current assets	30,261	39,528
Property and equipment, net	442	568
Restricted cash	113	113
Total assets	$30,816	$40,209
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,055	$1,405
Accrued expenses	2,796	3,677
Current portion of notes payable, net of discount	3,278	3,243
Total current liabilities	8,129	8,325
Deferred rent, net of current portion	—	53
Notes payable, net of current portion and discount	831	2,479
Other liability	306	266
Total liabilities	9,266	11,123
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 22,481,735 and 18,817,572 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	22	19
Additional paid-in capital	180,448	173,141
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(158,920)	(144,070)
Total stockholders’ equity	21,550	29,086
Total liabilities and stockholders’ equity	$30,816	$40,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$4,519	$6,818	$9,917	$13,254
General and administrative	2,400	2,578	4,763	5,348
Total operating expenses	6,919	9,396	14,680	18,602
Loss from operations	(6,919)	(9,396)	(14,680)	(18,602)
Other (expense) income:
Interest expense	(127)	(220)	(276)	(463)
Interest and investment income	44	80	83	133
Other income, net	28	91	23	69
Total other expense, net	(55)	(49)	(170)	(261)
Net loss	$(6,974)	$(9,445)	$(14,850)	$(18,863)
Net loss per share - basic and diluted	$(0.32)	$(0.61)	$(0.73)	$(1.23)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	21,796,194	15,373,964	20,452,200	15,354,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(6,974)	$(9,445)	$(14,850)	$(18,863)
Other comprehensive (loss) income:
Unrealized (loss) gains on available-for-sale securities	—	(6)	4	8
Total other comprehensive (loss) income:	—	(6)	4	8
Comprehensive loss	$(6,974)	$(9,451)	$(14,846)	$(18,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(14,850)	$(18,863)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	165	195
Stock-based compensation expense	986	1,065
Accretion of discount/premium on investment securities	25	77
Non-cash interest expense	94	153
Gain on sale of fixed assets	(30)	(25)
Changes in assets and liabilities:
Prepaid expenses and other current assets	109	(140)
Accounts payable	650	210
Accrued expenses	(952)	(622)
Deferred rent	18	(26)
Net cash used in operating activities	(13,785)	(17,976)
Investing activities
Purchases of available-for-sale securities	—	(32,111)
Sales and maturities of available-for-sale securities	14,910	13,503
Purchases of property and equipment	(39)	(388)
Sale of property and equipment	30	25
Net cash provided by (used in) investing activities	14,901	(18,971)
Financing activities
Proceeds from at-the-market offering, net of issuance costs	6,301	—
Proceeds from exercise of common stock options and warrants	23	111
Payments on borrowing	(1,667)	(1,666)
Net cash provided by (used in) financing activities	4,657	(1,555)
Net increase (decrease) in cash and cash equivalents	5,773	(38,502)
Cash and cash equivalents, beginning of period	23,596	62,780
Cash and cash equivalents, end of period	$29,369	$24,278
Supplemental disclosure of cash flow information
Cash paid for interest	$195	$463
Non-cash financing activities
Fixed asset purchases included in accounts payable	$—	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Organization and Operations

The Company

Catabasis Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on the Company’s proprietary Safely Metabolized And Rationally Targeted, or SMART, linker drug discovery platform. The Company’s SMART LinkerSM technology platform enables the Company to engineer product candidates that can simultaneously modulate multiple targets in a disease. The Company’s proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. The Company’s primary focus is on treatments for rare diseases. The Company has applied its SMART Linker drug discovery platform to build an internal pipeline of product candidates for rare diseases and plans to pursue partnerships to develop additional product candidates. The Company was incorporated in the State of Delaware on June 26, 2008.

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

During the six months ended June 30, 2017, the Company sold an aggregate of 3,641,284 shares of Common Stock pursuant to the ATM program, at an average price of $1.80 per share, for gross proceeds of $6.5 million, resulting in net proceeds of $6.3 million after deducting sales commissions and offering expenses.  On March 16, 2017, the Company reduced the aggregate maximum amount of the offering under the ATM program, and as of June 30, 2017, $0.6 million of Common Stock remained available for sale under the ATM program.

As of June 30, 2017, the Company had an accumulated deficit of $158.9 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company adopted Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) in connection with the issuance of its consolidated financial statements for the year ended December 31, 2016. The Company’s current operating plan provides for cash to fund operations through August, 2018. Changes in the estimates and assumptions underlying the Company’s operating plan could impact the Company’s ability to continue as a going concern for a period of one year from the date of issuance of these financial statements, but the Company believes that the impact of these changes would be mitigated by management’s ability to adjust the Company’s operating plan, including the ability to reduce or delay expenditures including expenditures for employee incentive compensation and direct program expenses.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

During the three and six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$197	$179	$397	$351
General and administrative	284	338	589	714
Total	$481	$517	$986	$1,065

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

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	2,801,850	2,087,442	2,801,850	2,087,442
Common stock warrants	24,566	24,566	24,566	24,566
	2,826,416	2,112,008	2,826,416	2,112,008

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2017, with earlier adoption permitted as of annual reporting periods beginning after December 15, 2016. As of June 30, 2017, the Company does not have and has never had any contracts that are within the scope of ASU 2014-09 or its predecessor guidance, ASC 605 Revenue Recognition.  The company early adopted the standard on January 1, 2017. Adoption of this standard will impact the accounting for any revenue transactions.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This standard amends the existing guidance in an attempt to simplify several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the standard on January 1, 2017. The amended guidance eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized in additional paid-in capital.  This created approximately $0.2 million of deferred tax assets relating to federal and state net operating losses that were fully offset by a corresponding increase in the valuation allowance. As a result, there was no cumulative effect adjustment to accumulated deficit. The implementation of ASU 2016-09 does not have a material impact on stock-based compensation expense. As part of the adoption of ASU 2016-09, the Company elected to record forfeitures as they occur, which did not have a material impact on the consolidated financial statements upon adoption.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This standard provides clarity on whether the change in existing terms and conditions of a share-based award require application of the guidance in ASC Topic 718, Compensation- Stock Compensation. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.  The Company early adopted the standard in the period ending June 30, 2017. There was no material impact on the Company’s consolidated financial statements at adoption, and any future impact from adoption will be dependent on future transactions involving modifications of share-based awards.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2016 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and six months ended June 30, 2017.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2017 or 2016.

The Company’s investment portfolio includes fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company also invests in certain reverse repurchase agreements which are collateralized by deposits in the form of Government Securities and Obligations for an amount not less than 102% of their value. The Company does not record an asset or liability for the collateral as the Company is not permitted to sell or re-pledge the collateral. The collateral has at least the prevailing credit rating of US Government Treasuries and Agencies. The Company utilizes a third party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

The Company determines the fair value of U.S. reverse repurchase agreements, corporate debt securities, and available-for-sale securities using Level 2 inputs. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of June 30, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$17,466	$—	$—	$17,466
Corporate debt securities	—	4,008	—	4,008
U.S. reverse repurchase agreements	—	6,000	—	6,000
Total assets	$17,466	$10,008	$—	$27,474

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$22,423	$—	$—	$22,423
Available-for-sale securities:
Corporate debt securities	—	13,930	—	13,930
U.S. government-sponsored securities	—	1,001	—	1,001
Total assets	$22,423	$14,931	$—	$37,354

At June 30, 2017, the Company’s cash equivalents consisted of money market funds, U.S. reverse repurchase agreements, and corporate debt securities. At December 31, 2016, the Company’s cash equivalents consisted of money market funds. At June 30, 2017, and December 31, 2016, cash equivalents approximated their fair value due to their short-term nature.

At June 30, 2017 and December 31, 2016, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

4.              Available-for-Sale Securities

As of June 30, 2017, the Company held no available-for-sale securities. The following table summarizes the available-for-sale securities held at December 31, 2016 (in thousands):

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

Gross realized gains and losses on the sales of available-for-sale securities are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. During the three and six month periods ended June 30, 2016 the Company received $4.5 million and $7.8 million in proceeds from sales of available-for-sale securities, respectively. There were no proceeds from sales of available-for-sale securities in the three and six month periods ended June 30, 2017. All proceeds in the three and six month periods ended June 30, 2017 were related to maturities of $14.9 million. The gains on proceeds from sales and maturities of available-for-sale securities were not material to the Company’s condensed consolidated results of operations during the three and six month periods ending June 30, 2017 and 2016.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued compensation	$902	$1,252
Accrued contracted research costs	1,366	1,850
Accrued professional fees	261	215
Accrued other	267	360
Total	$2,796	$3,677

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

Interest-only payments were due monthly on amounts outstanding under the Credit Facility until September 1, 2015 and, thereafter, interest and principal payments are due in 36 equal monthly installments from October 1, 2015 through September 1, 2018.  Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other long-term liabilities.   In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. The effective interest rate as of June 30, 2017 was 11.2%.

In conjunction with Term Loan A, the Company issued warrants (the “2014 Warrants”) to purchase 157,844 shares of series B convertible preferred stock. In conjunction with Term Loan B, the Company issued warrants (the “2015 Warrants”) to purchase an additional 157,844 shares of series B convertible preferred stock. Upon the closing of the Company’s IPO in June 2015, the warrants to purchase shares of convertible preferred stock to the lenders were automatically converted into warrants to purchase an aggregate of 24,566 shares of Common Stock at an exercise price of $12.2114 per share. The warrants were exercisable immediately and have seven-year lives. At issuance, the warrants were valued at $0.2 million using the Black-Scholes option-pricing model. They were recorded as debt discounts of $0.2 million and are being accreted as interest expense using the effective-interest method over the remaining term of the loans.

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

Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash.  Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At June 30, 2017 and December 31, 2016, the Company concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

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

Future principal payments at June 30, 2017 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder 2017	1,667
2018	2,500
Total	$4,167
Less: discount for warrants and costs paid to lenders	(58)
Less: current portion	(3,278)
Note payable, net of current portion and discount	$831

During the three months ended June 30, 2017 and 2016, the Company recognized $0.1 million and $0.2 million of interest expense related to the Credit Facility, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized $0.3 million and $0.5 million of interest expense related to the Credit Facility, respectively.

7.              Commitments

In November 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space that provided for a five-year extension upon the completion of the lease term. In December 2011, the Company signed a lease amendment (the “2011 Lease Amendment”) that expanded the leased premises beginning in the second quarter of 2012. The 2011 Lease Amendment also extended the term of the existing lease through June 30, 2017. The 2011 Lease Amendment includes a free rent period for the expansion premises and escalating rent payments. In July 2015, the Company signed another lease amendment (the “2015 Lease Amendment”) that expanded the leased premises beginning in the third quarter of 2015. The 2015 Lease Amendment includes escalating rent payments and is effective through June 30, 2017. In November 2016, the Company signed a third lease amendment (the “2016 Lease Amendment”). The 2016 Lease Amendment includes escalating rent payments and is effective through June 30, 2018. In August 2017, the Company signed a fourth lease amendment (the “2017 Lease Amendment”). The 2017 Lease Amendment is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

Future minimum payments required under the non-cancelable operating lease as of June 30, 2017 are summarized as follows (in thousands):

Period Ending December 31,	Amount
Remainder 2017	$680
2018	680
Total minimum lease payments	$1,360

Rent expense for the three months ended June 30, 2017 and 2016 was $0.3 million and $0.2 million, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $0.6 million and $0.4 million, respectively.

8.              Preferred Stock

As of June 30, 2017, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.  Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company.

Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

9.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of Common Stock:

	As of June 30,
	2017	2016
Warrants for the purchase of Common Stock	24,566	24,566
Options to purchase Common Stock	3,669,791	3,133,107
Employee Stock Purchase Plan	523,659	335,484
Total	4,218,016	3,493,157

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

As of June 30, 2017, the Company had reserved 844,215 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of June 30, 2017, the Company had reserved 2,825,576 shares of Common Stock under the 2015 Plan, of which 867,941 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through June 30, 2017, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,270,169	$6.11	8.14	$613
Granted	825,640	$1.24
Exercised	(22,879)	$1.01
Cancelled or forfeited	(271,080)	$7.20
Outstanding at June 30, 2017	2,801,850	$4.61	8.20	$139
Vested and Exercisable at June 30, 2017	1,024,156	$5.86	6.66	$—

The total intrinsic value of options exercised for the three months ended June 30, 2017 and 2016 was $14 thousand and $32 thousand, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2017 and 2016 was $41 thousand and $0.2 million, respectively. The total fair value of employee and non-employee options vested was $0.6 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively. The total fair value of employee and non-employee options vested for the six months ended June 30, 2017 and 2016 was $1.2 million and $1.1 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended June 30, 2017 and 2016 was $0.94 and $3.09, respectively.  The weighted-average grant date fair value of options granted to employees and non-employees for the six months ended June 30, 2017 and 2016 was $0.84 and $2.96, respectively.

At June 30, 2017 the total unrecognized compensation expense related to unvested stock option awards was $4.1 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.3 years.

Employee Stock Purchase Plan

In June 2015, the Company’s board of directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”) which became effective upon closing of the IPO. The 2015 ESPP initially authorized the issuance of up to a total of 182,352 shares of Common Stock to participating eligible employees. The number of authorized shares increases each January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company’s outstanding shares as of the first day of the applicable year, 364,705 shares and any lower amount determined by the Company’s board of directors. The January 1, 2017 and 2016 increases to the 2015 ESPP added 188,175  and 153,132 authorized shares, respectively.  As of June 30, 2017, there had been no shares issued under the 2015 ESPP.

11.       Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required. Except as set forth below, there were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2017.

Operating Lease

On August 7, 2017, the Company entered into a Fourth Amendment of Lease (the “Fourth Lease Amendment”) with ARE-MA REGION NO. 59, LLC (the “Landlord”), which amended certain terms of the Company’s existing lease with the Landlord.  The Fourth Lease Amendment extended the term of the lease through June 30, 2020, and will increase the future minimum payments described in Note 7 from approximately $1.4 million to approximately $4.2 million.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on our proprietary Safely Metabolized And Rationally Targeted, or SMART, linker drug discovery platform. Our SMART LinkerSM drug discovery platform enables us to engineer product candidates that can simultaneously modulate multiple targets in a disease. Our proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. We have applied our SMART Linker drug discovery platform to build an internal pipeline of product candidates for rare diseases, our primary focus, and plan to pursue partnerships to develop additional product candidates.

Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule.   Based on its mechanism of action, the inhibition of NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, we believe edasalonexent has the potential to be a disease-modifying therapy for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation, as monotherapy or in combination with dystrophin-targeted therapy. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration and is characterized by a predictable cascade of discrete losses of function and mobility.  Currently, corticosteroid therapy is the mainstay of DMD treatment because it delays loss of function, although it has significant adverse effects.  The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD.  The European Commission has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

We are currently conducting the open-label extension of the MoveDMD® Phase 1/2 trial of edasalonexent in ambulatory boys with DMD that were enrolled between ages four and seven.  The MoveDMD trial is a three-part clinical trial investigating the safety and efficacy of edasalonexent in DMD.  We previously reported positive safety, tolerability, pharmacokinetics and biomarker results from Phase 1 (Part A) of the MoveDMD trial.  We reported top-line results from the 12-week placebo-controlled Phase 2 (Part B) in January 2017 indicating that the primary efficacy endpoint of average change from baseline to week 12 in the magnetic resonance imaging, or MRI, T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met.  There were, however, consistent numerical improvements versus placebo across all functional exploratory endpoint measures for the higher dose, 100 mg/kg/day, as well as numerical improvement versus placebo across multiple functional exploratory endpoint measures for the lower dose, 67 mg/kg/day, while the lower dose had mixed results versus the higher dose.

In addition, we have seen numerical improvements in prespecified rate change analyses across five functional assessments in our crossover analysis.  These assessments of muscle function were performed at baseline of Phase 1 and at baseline of Phase 2, which was on average 8 months later, and at the endpoint of the placebo-controlled Phase 2, which was following 12 weeks of treatment. The design of the trial enabled the comparison of changes in functional ability between an extended off-treatment period and 12 weeks of treatment with edasalonexent. These results are in addition to and consistent with the numerical improvements in the same assessments of muscle function with edasalonexent compared to placebo after 12 weeks of edasalonexent treatment. These assessments are important as the boys in the trial have declining function, and we believe these numerical improvements are indicative of a treatment effect in slowing the rate of functional decline with edasalonexent.  In this crossover prespecified analysis, the slowing rate of decline in all five functional measures for the pooled dose group included a slowing rate of functional decline of more than 50% in the 10-meter walk/run and 4-stair climb functional assessments, a slowing rate of functional decline of more 45% in the time to stand functional assessment, and a more than 50% slowing in rate of decline in score for the North Star Ambulatory Assessment, or NSAA, and Pediatric Outcomes Data Collection Instrument, or PODCI, global functional assessment tests. The foregoing assessments are known to be clinically meaningful, and they have precedence as endpoints in pivotal trials in DMD. Changes in these functional measures generally were not statistically significant in the 12-week Phase 2 of the MoveDMD trial, which was not powered for functional measures.  Consistent with Phase 1, there were no safety signals and edasalonexent was well tolerated in the 12-week placebo-controlled portion of the trial.  There were no treatment-related serious adverse events, no drug discontinuations and no dose reductions.  We believe that the functional improvements observed in the 12-week placebo-controlled Phase 2 portion of the MoveDMD trial provide the necessary information for the Phase 3 clinical trial design.  We expect to announce a Phase 3 clinical trial plan for edasalonexent in DMD in the second half of 2017.

The potential treatment-associated effects from these exploratory endpoints are being further evaluated in the open-label extension of the MoveDMD trial.  We have transitioned all patients to the higher 100 mg/kg/day dose and extended the open-label extension by an additional 24 weeks.  In addition, we have amended the open-label extension protocol to explore the safety and tolerability of the combination of edasalonexent with an exon-51 skipping dystrophin targeted therapy, EXONDYS 51™. The first boy participating in the open-label extension that is amenable to exon 51 skipping has started EXONDYS 51 treatment in addition to edasalonexent.  We have previously observed in an mdx mouse model that edasalonexent increases dystrophin expression in combination with exon-skipping therapy.  We also plan to further extend the open-label extension period by an additional 52 weeks, pending Institutional Review Board approval.  We anticipate providing the 24-week edasalonexent treatment results from the open-label extension of the MoveDMD trial in the third quarter of 2017.

We are also evaluating other diseases in which the inhibition of NF-kB may be beneficial for further therapeutic applications of edasalonexent.  There are a number of other rare diseases where NF-kB is believed to play an important role, such as Becker muscular dystrophy, which is a type of muscular dystrophy that is characterized by slowly progressive muscle weakness of the legs and pelvis, and IgA nephropathy, a kidney disease that is believed to result from activation of mucosal immunity, leading to the synthesis of aberrantly glycosylated polymeric immunoglobulin A1, or IgA1, which enters the circulation and lodges in a patient’s kidneys interfering with their proper function.

We are also developing a pipeline of product candidates using our SMART Linker drug discovery platform as potential treatments for rare diseases including cystic fibrosis, or CF, amyotrophic lateral sclerosis, or ALS, and Friedreich’s ataxia, or FA.  We are developing CAT-5571 initially as a potential oral treatment for CF, with potential beneficial effects on both the clearance of multiple types of bacteria, including Pseudomonas aeruginosa, and trafficking and function of cystic fibrosis transmembrane conductance regulator, or CFTR.  In CF, a malfunctioning CFTR ion channel impairs chloride secretion, with harmful effects on multiple organs, and particularly devastating effects on pulmonary and pancreatic function.  Patients affected with CF are also predisposed to respiratory failure caused by persistent lung infections, notably bacteria and most commonly Pseudomonas aeruginosa, that are difficult to treat with standard antibiotics.    CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which are known to be impaired in CF.  We have observed that CAT-5571 enhances the clearance of Pseudomonas aeruginosa and Burkholderia cenocepacia infection in preclinical models of CF, suggesting that CAT-5571 could play an important role in improving clinical outcomes in combination with current CF therapies.  We have also observed that CAT-5571, in combination with lumacaftor/ivacaftor, enhances cell-surface trafficking and function of CFTR with the F508del mutation. Lumacaftor/ivacaftor is an FDA approved combination drug that consists of lumacaftor, a CFTR corrector, and ivacaftor, a CFTR potentiator, used to treat CF patients with two copies of the F508del mutation in the CFTR.  We presented CAT-5571 data demonstrating improved intracellular clearance of bacteria of clinical importance in CF at The 40th European Cystic Fibrosis Society Conference in Seville, Spain, in June 2017.  We are currently conducting IND-enabling activities for CAT-5571 and expect to initiate a Phase 1 clinical trial in 2018.

In addition, we are currently conducting preclinical activities to develop CAT-4001 as a potential treatment for neurodegenerative diseases such as FA and ALS, irrespective of mutation status. FA is a rare genetic disease that causes nervous system damage and compromises motor coordination. ALS, sometimes called Lou Gehrig’s disease or classical motor neuron disease, is a rapidly progressive, fatal neurological disease that attacks the nerve cells responsible for controlling voluntary muscles.   CAT-4001 is a small molecule that activates Nuclear factor (erythroid-derived 2)-like 2, or Nrf2, and inhibits NF-kB, two pathways that have been implicated in FA and ALS.

We continue to pursue a partner for the further development of the CAT-2000 series with CAT-2003 being our most advanced program. Our SMART Linker drug discovery platform has been applied to engineer the CAT-2000 series product candidates to inhibit the Sterol Regulatory Element Binding Protein, or SREBP, pathway which has been shown to be important in developing steatosis (accumulation of fat and cholesterol in the liver) and ultimately the inflammation and fibrosis of nonalcoholic steatohepatitis, or NASH.  SREBP inhibition plays a key role in regulating key aspects of the disease and in suppressing a known human polymorphic variant of the Patatin-Like Phospholipase Domain Containing 3, or PNPLA3, gene expressed in the liver.  This variant of the PNPLA3 gene has been associated with the initiation and progression of fibrosis leading to cirrhosis and carcinoma.  CAT-2003 has also demonstrated anti-inflammatory and anti-fibrotic properties, important characteristics for the treatment of NASH.  We intend to pursue a partnership for further development of the CAT-2000 series in NASH.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through June 30, 2017, we have raised an aggregate of $192.3 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $10.0 million was from a secured debt financing, $8.1 million represented gross proceeds from our at-the-market, or ATM, offering program, and $0.8 million was from common stock option and warrant exercises.

Financial Overview

Revenue

As of June 30, 2017, we have not generated any revenue from product sales or any other source and do not expect to generate any revenue from the sale of products in the near future. In the future, we will seek to generate revenue primarily from a combination of product sales and collaborations with strategic partners.

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

The following summarizes our most advanced current research and development programs:

•      Edasalonexent - Edasalonexent is a SMART Linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties.  We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration.  We reported results from Phase 1 of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 trial in January 2017.  These results are described further above under “Overview” and under “Business—Our Product Candidates—Edasalonexent—Edasalonexent Clinical Development” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC, on March 16, 2017, and which we refer to as our 2016 Annual Report on Form 10-K. In July 2016, we initiated an open-label extension of the MoveDMD trial, which is on-going and is expected to provide additional safety and efficacy data on edasalonexent.  We anticipate providing 24-week edasalonexent treatment results from the open-label extension of the Move DMD trial in the third quarter of 2017.  We expect to announce a Phase 3 clinical trial plan for edasalonexent in DMD in the second half of 2017.

•      CAT-5571 - CAT-5571 is a SMART Linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA.  We are developing CAT-5571 initially as a potential oral treatment for CF, with potential beneficial effects on both the clearance of multiple types of bacteria, including Pseudomonas aeruginosa, and on the trafficking and function of the CFTR. CAT-5571 is a small molecule that activates autophagy, a process that maintains cellular homeostasis and host defense mechanisms, which are known to be impaired in CF.   We are currently conducting Investigational New Drug, or IND, enabling activities for CAT-5571 and expect to initiate a Phase 1 clinical trial in 2018.

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

The following table summarizes our research and development expenses by program (in thousands):

	Six Months Ended June 30,
	2017	2016
Edasalonexent	$3,608	$3,558
CAT-5571	922	233
CAT-2054	(138)	3,309
Other research and platform programs	709	1,689
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	3,747	3,076
Facilities	624	458
Consultants and professional expenses, including stock-based compensation	91	561
Other	354	370
Total costs not directly allocated to programs	4,816	4,465
Total research and development expenses	$9,917	$13,254

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $27.1 million, and $2.1 million, respectively. Since we began separately tracking the CAT-2054 program, total direct expenses to support the program have been $12.6 million. We begin to separately track program expenses at candidate nomination at which point we will accumulate all costs to support that program to date.

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

We anticipate that our general and administrative expenses will increase in the future, if and to the extent necessary to support our continued operations, potential commercialization of our product candidates and costs of operating as a public company. These increases, if necessary, will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing, SEC, and Sarbanes-Oxley requirements, insurance costs and investor relations costs.

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

During the three and six months ended June 30, 2017, there were no material changes to our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the dollar change in those items (in thousands):

	Three Months Ended June 30,		Period-to-
	2017	2016	Period Change
Operating expenses:
Research and development	$4,519	$6,818	$(2,299)
General and administrative	2,400	2,578	(178)
Total operating expenses	6,919	9,396	(2,477)
Loss from operations	(6,919)	(9,396)	2,477
Other expense, net	(55)	(49)	(6)
Net loss	$(6,974)	$(9,445)	$2,471

Research and Development Expenses

Research and development expenses decreased by $2.3 million to $4.5 million for the three months ended June 30, 2017 from $6.8 million for the three months ended June 30, 2016, a decrease of 34%. The decrease in research and development expenses was primarily attributable to a net decrease of $2.3 million in direct program costs. This decrease in direct program expenses included a $1.9 million decrease in costs to support our CAT-2054 program due to completion of certain clinical activities and a $0.4 million decrease in costs to support other research and platform programs.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million to $2.4 million for three months ended June 30, 2017 from $2.6 million for the three months ended June 30, 2016, a decrease of 7%. The decrease in general and administrative expenses was primarily attributable to a $0.2 million decrease in employee compensation due to headcount reductions.

Other Expense, Net

Other expense, net increased by $6 thousand to $55 thousand for the three months ended June 30, 2017 from $49 thousand for the three months ended June 30, 2016, due to a $63 thousand decrease in other income related to gains on insurance settlements related to facility damage in 2016 and a $36 thousand decrease in interest and investment income related to a decrease in our interest-bearing assets, partially offset by a $93 thousand decrease in interest expense due to the declining principal balance on our credit facility.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the dollar change in those items (in thousands):

	Six Months Ended June 30,		Period-to-
	2017	2016	Period Change
Operating expenses:
Research and development	$9,917	$13,254	$(3,337)
General and administrative	4,763	5,348	(585)
Total operating expenses	14,680	18,602	(3,922)
Loss from operations	(14,680)	(18,602)	3,922
Other expense, net	(170)	(261)	91
Net loss	$(14,850)	$(18,863)	$4,013

Research and Development Expenses

Research and development expenses decreased by $3.3 million to $9.9 million for the six months ended June 30, 2017 from $13.3 million for the six months ended June 30, 2016, a decrease of 25%. The decrease in research and development expenses was attributable to a net decrease of $3.7 million in direct program costs, partially offset by a $0.4 million increase in costs not directly allocated to programs.  The $3.7 million decrease in direct program expenses included a $3.5 million decrease in costs to support our CAT-2054 program due to completion of certain clinical activities and a $0.9 million decrease in costs to support other research and platform programs, partially offset by a $0.7 million increase in costs to support the CAT-5571 program. The $0.4 million increase in costs not directly allocated to programs was attributable to an increase in employee compensation related to expansion of senior research and development staff.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million to $4.8 million for six months ended June 30, 2017 from $5.3 million for the six months ended June 30, 2016, a decrease of 11%. The decrease in general and administrative expenses was attributable to a $0.7 million decrease in employee compensation due to headcount reductions, partially offset by a $0.1 million increase in consulting and professional services.

Other Expense, Net

Other expense, net decreased by $0.1 million to $0.2 million for the six months ended June 30, 2017 from $0.3 million for the six months ended June 30, 2016, primarily due to a $0.2 million decrease in interest expense due to the declining principal balance on our credit facility, partially offset by a $0.1 million decrease in interest and investment income related to a decrease in our interest-bearing assets.

Liquidity and Capital Resources

From our inception through June 30, 2017, we raised an aggregate of $192.3 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our registered direct common stock offering, $10.0 million was from a secured debt financing, $8.1 million represented gross proceeds from our ATM program, and $0.8 million was from common stock option and warrant exercises. As of June 30, 2017, we had $29.4 million in cash and cash equivalents.

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

During the six months ended June 30, 2017, we sold an aggregate of 3,641,284 shares of our common stock pursuant to the ATM program, at an average price of $1.80 per share, for gross proceeds of $6.5 million, resulting in net proceeds of $6.3 million after deducting sales commissions and offering expenses.  On March 16, 2017, we reduced the aggregate maximum amount of the offering under the ATM program, and as of June 30, 2017, $0.6 million of Common Stock remained available for sale under the ATM program.

Credit Facility

On August 27, 2014, we entered into a loan and security agreement with MidCap Financial Trust, Flexpoint MCLS SPV LLC and Square 1 Bank, or the Credit Facility. In March and December 2015, we entered into amendments to the Credit Facility, or the March 2015 Amendment and the December 2015 Amendment, respectively. As amended, the Credit Facility provided for initial borrowings of $5.0 million and additional borrowings of up to $20.0 million. Concurrently with entering into the Credit Facility in August 2014, we borrowed $5.0 million under a term loan under the Credit Facility. Concurrently with the March 2015 Amendment, we drew down an additional $5.0 million under our term loan under the Credit Facility. The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015. All borrowings under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of our personal property, other than our intellectual property. The December 2015 Amendment revised terms to allow for the creation of a wholly owned subsidiary entity.  In connection with the draw downs under the Credit Facility, we issued warrants to purchase shares of convertible preferred stock to the lenders, which upon the closing of our IPO were automatically converted into warrants to purchase an aggregate of 24,566 shares of our common stock at an exercise price of $12.2114 per share. The warrants were exercisable immediately and have seven-year lives.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At June 30, 2017 and December 31, 2016, we concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(13,785)	$(17,976)
Net cash provided by (used in) investing activities	14,901	(18,971)
Net cash provided by (used in) financing activities	4,657	(1,555)
Net increase (decrease) in cash and cash equivalents	$5,773	$(38,502)

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.8 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $14.9 million adjusted for non-cash items, including stock-based compensation expense of $1.0 million, depreciation and amortization expense of $0.2 million, non-cash interest expense of $0.1 million, and a net increase in operating assets of $0.2 million, which resulted primarily from a decrease in accrued expenses, partially offset by an increase in accounts payable.

Net cash used in operating activities was $18.0 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $18.9 million adjusted for non-cash items, including stock-based compensation expense of $1.1 million, non-cash interest expense of $0.2 million, and depreciation and amortization expense of $0.2 million, and a net increase in operating assets of $0.6 million, which resulted primarily from a decrease in accrued expenses.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $14.9 million during the six months ended June 30, 2017, which was attributable to maturities of available-for-sale securities.  Net cash used in investing activities was $19.0 million during the six months ended June

30, 2016, which was attributable to net purchases of available-for-sale securities of $18.6 million and $0.4 million in laboratory equipment purchases.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $4.7 million during the six months ended June 30, 2017, which was attributable to net proceeds of $6.3 million from our ATM offering, partially offset by $1.7 million in repayment of principal on the Credit Facility. Net cash used in financing activities in the six months ended June 30, 2016 was $1.6 million, primarily attributable to repayment of principal on the Credit Facility of $1.7 million, partially offset by $0.1 million in proceeds from warrant exercises.

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

Our current operating plan provides for cash to fund operations through August, 2018. Changes in the estimates and assumptions underlying our operating plan could impact our ability to continue as a going concern for a period of one year from the date of issuance of the financial statements contained in this report. We believe that the impact of these changes would be mitigated by management’s ability to adjust our operating plan, including the ability to reduce or delay expenditures including expenditures for employee incentive compensation and direct program expenses.

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

Contractual Obligations

On August 7, 2017, the Company entered into a Fourth Amendment of Lease (the “Fourth Lease Amendment”) with ARE-MA REGION NO. 59, LLC (the “Landlord”), which amended certain terms of the Company’s existing lease with the Landlord.  The Fourth Lease Amendment extended the term of the lease through June 30, 2020, and will increase the future minimum payments described in Note 7 from approximately $1.4 million to approximately $4.2 million.

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017, we had cash and cash equivalents of $29.4 million and, as of December 31, 2016, we had cash, cash equivalents and available-for-sale securities of $38.5 million.  As of June 30, 2017, our cash equivalents consisted of money market funds, U.S. reverse repurchase agreements, and corporate debt securities. As of December 31, 2016, our cash equivalents consisted of money market funds and our available-for-sale securities consisted primarily of corporate debt securities and U.S. government-sponsored securities.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $36.1 million, $32.6 million and $21.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $14.9 million for the six months ended June 30, 2017.  As of June 30, 2017, we had an accumulated deficit of $158.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and to the extent we:

•                  continue to develop and conduct clinical trials with respect to our lead product candidate edasalonexent, including the ongoing open-label extension of our Phase 1/2 clinical trial and a planned Phase 3 clinical trial of edasalonexent for the treatment of Duchenne muscular dystrophy, or DMD;

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. This will require our, or any of our future collaborators’, success in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborator does, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our investors to lose all or part of their investments.

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

Our current operating plan provides for cash to fund operations through August, 2018. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Changes in estimates and assumptions underlying our operating plan could impact our ability to continue as a going concern for a period of one year from the date of issuance of the financial statements contained in this Form 10-Q. We believe that the impact of these changes would be mitigated by our ability to significantly delay or reduce certain direct program expenditures. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of June 30, 2017, we had $4.2 million of outstanding principal payments under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our approach to the discovery and development of product candidates based on our SMART LinkerSM drug discovery platform is unproven, and we do not know whether we will be able to develop any products of commercial value.

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

There are currently two therapies approved for the treatment of DMD in the United States, Sarepta Therapeutics’ drug EXONDYS 51™, also known as eteplirsen, and Marathon Pharmaceuticals’ EMFLAZA™, also known as deflazacort, a corticosteroid. Additionally, corticosteroid therapy, including prednisone, is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation. In addition, a number of companies are developing therapies to treat DMD, one of which is already on the market in Europe and others are in the process of registration or late stage clinical development, including, PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

There are various quantitative listing requirements for a company to remain listed on The NASDAQ Stock Market, including maintaining a minimum bid price of $1.00 per share.  The closing price of our common stock from June 1, 2017 to July 31, 2017 ranged from a high of $1.46 per share to a low of $1.14 per share. If in the future our common stock fails to meet the minimum bid price requirement to remain listed on The NASDAQ Stock Market, we could be subject to delisting from The NASDAQ Stock Market. If we were to be delisted, it could make trading in our stock more difficult.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of June 30, 2017, we had outstanding 22,481,735 shares of common stock.  The holders of an aggregate of 6,474,446 of these outstanding shares of common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates.

We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans.  As of June 30, 2017, we had outstanding options to purchase an aggregate of approximately 2,801,850 shares of our common stock, of which options to purchase approximately 1,024,156 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 41% of our capital stock as of June 30, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of June 30, 2017, we had used all the net offering proceeds primarily to fund the costs of the clinical development of edasalonexent and CAT-2054, to fund research and development to advance other product candidates and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There were no material changes in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 25, 2015.

Item 5. Other Information.

Entry into a Material Definitive Agreement

On August 7, 2017, the Company and ARE-MA REGION NO. 59, LLC (“ARE”) entered into an amendment (the “Amendment”) to the Lease Agreement, dated December 17, 2010, by and between ARE and the Company, as amended (the “Lease”), under which the Company leases approximately 18,876 rentable square feet in a building located at One Kendall Square, Cambridge, Massachusetts, which serves as the Company's corporate headquarters.

The Amendment extends the expiration date of the Lease term from June 30, 2018 to June 30, 2020. Under the Amendment, the Company is obligated to pay a monthly base rent of $116,654 from July 1, 2018 until June 30, 2019, and a monthly base rent of $120,153 from July 1, 2019 until June 20, 2020.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Catabasis Pharmaceuticals, Inc.

Date: August 10, 2017	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and General Counsel (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Fourth Amendment of Lease, dated August 7, 2017, by and between Registrant and ARE-MA REGION NO. 59, LLC
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document