Form 10-Q
period 2017-09-30
CATABASIS PHARMACEUTICALS INC
filed 2017-11-09
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 23,083,177 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•                  our plans to initiate a single global Phase 3 trial of edasalonexent in Duchenne muscular dystrophy in the first half of 2018, report top-line results from the trial in 2020 and continue to evaluate data from the open-label extension of our MoveDMD® clinical trial of edasalonexent;

•                  our plans to initiate a Phase 1 clinical trial for CAT-5571 in 2018 and report top-line results from that trial in 2019;

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

•                  our ability to continue as a going concern;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$21,713	$23,596
Available-for-sale securities	—	14,931
Prepaid expenses and other current assets	1,099	1,001
Total current assets	22,812	39,528
Property and equipment, net	388	568
Restricted cash	113	113
Total assets	$23,313	$40,209
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,202	$1,405
Accrued expenses	2,740	3,677
Current portion of notes payable, net of discount	3,296	3,243
Other liability	321	—
Total current liabilities	7,559	8,325
Deferred rent, net of current portion	97	53
Notes payable, net of current portion and discount	—	2,479
Other liability	—	266
Total liabilities	7,656	11,123
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 22,895,033 and 18,817,572 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	23	19
Additional paid-in capital	181,571	173,141
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(165,937)	(144,070)
Total stockholders’ equity	15,657	29,086
Total liabilities and stockholders’ equity	$23,313	$40,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$250	$—	$250	$—
Operating expenses:
Research and development	4,776	5,936	14,693	19,190
General and administrative	2,426	2,347	7,189	7,695
Total operating expenses	7,202	8,283	21,882	26,885
Loss from operations	(6,952)	(8,283)	(21,632)	(26,885)
Other (expense) income:
Interest expense	(105)	(199)	(381)	(662)
Interest and investment income	45	50	128	183
Other (expense) income, net	(5)	13	18	82
Total other expense, net	(65)	(136)	(235)	(397)
Net loss	$(7,017)	$(8,419)	$(21,867)	$(27,282)
Net loss per share - basic and diluted	$(0.31)	$(0.54)	$(1.03)	$(1.77)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	22,563,174	15,512,608	21,163,591	15,407,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(7,017)	$(8,419)	$(21,867)	$(27,282)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	—	(12)	4	(3)
Total other comprehensive (loss) income:	—	(12)	4	(3)
Comprehensive loss	$(7,017)	$(8,431)	$(21,863)	$(27,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(21,867)	$(27,282)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	237	300
Stock-based compensation expense	1,501	1,575
Accretion of discount/premium on investment securities	26	107
Non-cash interest expense	128	218
Gain on sale of fixed assets	(30)	(49)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(98)	(147)
Accounts payable	(203)	178
Accrued expenses	(903)	252
Deferred rent	10	(26)
Net cash used in operating activities	(21,199)	(24,874)
Investing activities
Purchases of available-for-sale securities	—	(41,497)
Sales and maturities of available-for-sale securities	14,910	20,584
Purchases of property and equipment	(57)	(436)
Sale of property and equipment	30	49
Net cash provided by (used in) investing activities	14,883	(21,300)
Financing activities
Proceeds from registered direct offering, net of issuance costs	—	10,730
Proceeds from at-the-market offering, net of issuance costs	6,910	1,483
Proceeds from exercise of common stock options and warrants	23	145
Payments on borrowing	(2,500)	(2,500)
Net cash provided by financing activities	4,433	9,858
Net decrease in cash and cash equivalents	(1,883)	(36,316)
Cash and cash equivalents, beginning of period	23,596	62,780
Cash and cash equivalents, end of period	$21,713	$26,464
Supplemental disclosure of cash flow information
Cash paid for interest	$269	$661
Non-cash financing activities
At-the-market offering costs in accounts payable and accrued liabilities	$—	$157
Registered direct offering costs in accounts payable and accrued liabilities	$—	$123

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

Liquidity

In August 2016, the Company entered into a sales agreement with Cowen and Company LLC, (“Cowen”), pursuant to which the Company may issue and sell shares of common stock for an aggregate maximum offering amount of $10.0 million under an at-the-market offering program (the “First ATM Program”). In March, 2017, the Company reduced the maximum amount of the offering under the First ATM Program to $8.8 million, which was fully utilized as of September 30, 2017.  In October 2017, the Company entered into a second sales agreement with Cowen pursuant to which the Company may issue and sell shares of common stock for an aggregate maximum offering amount of $10.0 million under a second at-the-market offering program (the “Second ATM Program”). Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement have been sold pursuant to a shelf registration statement, which became effective on July 19, 2016. The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements.

During the nine months ended September 30, 2017, the Company sold an aggregate of 4,054,582 shares of common stock pursuant to the First ATM Program, at an average price of $1.77 per share, for gross proceeds of $7.2 million, resulting in net proceeds of $6.9 million after deducting sales commissions and offering expenses.

As of September 30, 2017, the Company had an accumulated deficit of $165.9 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding, including the resources necessary to fund a global Phase 3 trial of edasalonexent in DMD, which the Company plans to begin in the first half of 2018 with top-line results expected in 2020. The Company is currently exploring various avenues to secure capital to advance edasalonexent into Phase 3 trials, and our Phase 3 development activities will be dependent on securing adequate capital resources.

The Company is also subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates.

The Company adopted Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) in connection with the issuance of its consolidated financial statements for the year ended December 31, 2016. As of September 30, 2017, the Company

had available cash and cash equivalents of $21.7 million. The Company’s current operating plan provides for cash to fund operations through August 2018.

Management expects to seek additional funds through equity or debt financings or through collaboration or licensing transactions. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies, including ceasing or delaying development of the Company’s product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017, or for any future period.

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

Revenue Recognition

Effective January 1, 2017, the Company adopted Accounting Standards Codification (“ASC”), Revenue from Contracts with Customers, (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.   In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock.

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

During the three and nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$198	$182	$595	$533
General and administrative	317	328	906	1,042
Total	$515	$510	$1,501	$1,575

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

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	2,839,407	2,486,409	2,839,407	2,486,409
Common stock warrants	24,566	24,566	24,566	24,566
	2,863,973	2,510,975	2,863,973	2,510,975

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). The standard replaces existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The Company early adopted the standard on January 1, 2017 using the retrospective method. The adoption of the new standard did not have an effect on previously issued financial statements as the Company had not previously recognized revenue in its historical financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This standard provides clarity on whether the change in existing terms and conditions of a share-based award require application of the guidance in ASC Topic 718, Compensation- Stock Compensation. It is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.  The Company early adopted the standard in the period ending June 30, 2017. As of September 30, 2017, there was no material impact on the Company’s consolidated financial statements, and any future impact from adoption will be dependent on future transactions involving modifications of share-based awards.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2016 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and nine months ended September 30, 2017 that had a material impact on the Company’s results of operations or financial position.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2017 or 2016.

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

The Company determines the fair value of U.S. reverse repurchase agreements, corporate debt securities, and available-for-sale securities using Level 2 inputs. Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of September 30, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$11,866	$—	$—	$11,866
Corporate debt securities	—	2,655	—	2,655
U.S. reverse repurchase agreements	—	5,000	—	5,000
Total assets	$11,866	$7,655	$—	$19,521

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$22,423	$—	$—	$22,423
Available-for-sale securities:
Corporate debt securities	—	13,930	—	13,930
U.S. government-sponsored securities	—	1,001	—	1,001
Total assets	$22,423	$14,931	$—	$37,354

At September 30, 2017, the Company’s cash equivalents consisted of money market funds, U.S. reverse repurchase agreements, and corporate debt securities. At December 31, 2016, the Company’s cash equivalents consisted of money market funds. At September 30, 2017, and December 31, 2016, cash equivalents approximated their fair value due to their short-term nature.

At September 30, 2017 and December 31, 2016, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

4.              Available-for-Sale Securities

As of September 30, 2017, the Company held no available-for-sale securities. The following table summarizes the available-for-sale securities held at December 31, 2016 (in thousands):

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

Gross realized gains and losses on the sales of available-for-sale securities are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. During the nine month period ended September 30, 2016 the Company received $7.8 million in proceeds from sales of available-for-sale securities, respectively. There were no proceeds from sales of available-for-sale securities in the three and nine month periods ended September 30, 2017 and the three month period ended September 30, 2016. All proceeds in the three and nine month periods ended September 30, 2017 were related to maturities of $14.9 million. The gains on proceeds from sales and maturities of available-for-sale securities were not material to the Company’s condensed consolidated results of operations during the three and nine month periods ending September 30, 2017 and 2016.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued compensation	$1,280	$1,252
Accrued contracted research costs	1,192	1,850
Accrued professional fees	201	215
Accrued other	67	360
Total	$2,740	$3,677

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

Interest-only payments were due monthly on amounts outstanding under the Credit Facility until September 1, 2015 and, thereafter, interest and principal payments are due in 36 equal monthly installments from October 1, 2015 through September 1, 2018.  Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other current liabilities.   In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. The effective interest rate as of September 30, 2017 was 11.2%.

In conjunction with Term Loan A, the Company issued warrants (the “2014 Warrants”) to purchase 157,844 shares of series B convertible preferred stock. In conjunction with Term Loan B, the Company issued warrants (the “2015 Warrants”) to purchase an additional 157,844 shares of series B convertible preferred stock. Upon the closing of the Company’s initial public offering (the “IPO”) in June 2015, the warrants to purchase shares of convertible preferred stock to the lenders were automatically converted into warrants to purchase an aggregate of 24,566 shares of Common Stock at an exercise price of $12.2114 per share. The warrants were exercisable immediately and have seven-year lives. At issuance, the warrants were valued at $0.2 million using the Black-Scholes option-pricing model. They were recorded as debt discounts of $0.2 million and are being accreted as interest expense using the effective-interest method over the remaining term of the loans.

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

Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash.  Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At September 30, 2017 and December 31, 2016, the Company concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

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

Future principal payments at September 30, 2017 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder 2017	833
2018	2,500
Total	$3,333
Less: discount for warrants and costs paid to lenders	(37)
Less: current portion	(3,296)
Note payable, net of current portion and discount	$—

During the three months ended September 30, 2017 and 2016, the Company recognized $0.1 million and $0.2 million of interest expense related to the Credit Facility, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized $0.4 million and $0.7 million of interest expense related to the Credit Facility, respectively.

7.              Commitments

In November 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space that provided for a five-year extension upon the completion of the lease term. In December 2011, the Company signed a lease amendment (the “2011 Lease Amendment”) that expanded the leased premises beginning in the second quarter of 2012. The 2011 Lease Amendment also extended the term of the existing lease through June 30, 2017. The 2011 Lease Amendment includes a free rent period for the expansion premises and escalating rent payments. In July 2015, the Company signed another lease amendment (the “2015 Lease Amendment”) that expanded the leased premises beginning in the third quarter of 2015. The 2015 Lease Amendment includes escalating rent payments and is effective through June 30, 2017. In November 2016, the Company signed a third lease amendment (the “2016 Lease Amendment”). The 2016 Lease Amendment includes escalating rent payments and is effective through June 30, 2018. In August 2017, the Company signed a fourth lease amendment (the “2017 Lease Amendment”). The 2017 Lease Amendment includes escalating rent payments and is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

Future minimum payments required under the non-cancelable operating lease as of September 30, 2017 are summarized as follows (in thousands):

Period Ending December 31,	Amount
Remainder 2017	$340
2018	1,379
2019	1,421
2020	721
Total minimum lease payments	$3,861

Rent expense for the three months ended September 30, 2017 and 2016 was $0.4 million and $0.2 million, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $1.0 million and $0.7 million, respectively.

8.              Revenue Recognition

In August 2017, the Company entered into an option agreement (“Option Agreement”) with an unaffiliated party (“Recipient”), which is within the scope of ASC 606. Under the terms of the Option Agreement, the Company agreed to provide compound materials for certain of its product candidates and the right for the Recipient to use the materials to perform research during the term of the Option Agreement. At any point during the term of the Option Agreement, the Recipient may choose to exercise an option to enter into a license agreement with the Company, and the terms of the license agreement will be negotiated upon the exercise of such option. The Option Agreement includes a non-refundable up-front payment of $250 thousand. The term of the Option Agreement commenced in August 2017 and will continue upon additional payments of $250 thousand made by the Recipient, at its option, at the beginning of each of the next two quarterly periods. The option period will expire no later than 270 calendar days from the effective date, and may be terminated by the Recipient upon 30 days written notice. The Company concluded that the Option Agreement does not have any options to acquire additional goods or services that contain a material right.

The Company evaluated the promised goods and services and determined the performance obligation should be recognized upon a transfer of control when the performance obligation has been satisfied at a point in time.

During the three and nine months ended September 30, 2017, the Company recognized $250 thousand in revenue related to the option agreement. There were no contract assets or liabilities at September 30, 2017.

9.              Preferred Stock

As of September 30, 2017, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.  Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

10.       Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of Common Stock:

	As of September 30,
	2017	2016
Warrants for the purchase of Common Stock	24,566	24,566
Options to purchase Common Stock	3,669,791	3,118,255
Employee Stock Purchase Plan	523,659	335,484
Total	4,218,016	3,478,305

11.       Stock Incentive Plans

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

As of September 30, 2017, the Company had reserved 839,873 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of September 30, 2017, the Company had reserved 2,829,918 shares of Common Stock under the 2015 Plan, of which 830,384 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

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

A summary of the Company’s stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,270,169	$6.11	8.14	$613
Granted	876,740	$1.24
Exercised	(22,879)	$1.01
Cancelled or forfeited	(284,623)	$7.27
Outstanding at September 30, 2017	2,839,407	$4.54	7.99	$817
Vested and Exercisable at September 30, 2017	1,172,834	$5.82	6.67	$53

The total intrinsic value of options exercised for the three months ended September 30, 2016 was $30 thousand. There were no options exercised in the three months ended September 30, 2017. The total intrinsic value of options exercised for the nine months ended September 30, 2017 and 2016 was $41 thousand and $0.2 million, respectively. The total fair value of employee and non-employee options vested was $0.6 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. The total fair value of employee and non-employee options vested for the nine months ended September 30, 2017 and 2016 was $1.8 million and $1.9 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended September 30, 2017 and 2016 was $0.86 and $2.84, respectively.  The weighted-average grant date fair value of options granted to employees and non-employees for the nine months ended September 30, 2017 and 2016 was $0.85 and $2.88, respectively.

At September 30, 2017 the total unrecognized compensation expense related to unvested stock option awards was $3.7 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.1 years.

Employee Stock Purchase Plan

In June 2015, the Company’s board of directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”) which became effective upon closing of the IPO. The 2015 ESPP initially authorized the issuance of up to a total of 182,352 shares of Common Stock to participating eligible employees. The number of authorized shares increases each January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company’s outstanding shares as of the first day of the applicable year, 364,705 shares and any lower amount determined by the Company’s board of directors. The January 1, 2017 and 2016 increases to the 2015 ESPP added 188,175  and 153,132 authorized shares, respectively.  As of September 30, 2017, there had been no shares issued under the 2015 ESPP.

12.       Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required. Except as set forth below, there were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017.

Sales Agreement

Subsequent to September 30, 2017, the Company sold an aggregate of 425,374 shares of common stock pursuant to the Second ATM Program, at an average price of $2.13 per share, for net proceeds of $0.9 million after deducting sales commissions and offering expenses.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART LinkerSM, drug discovery platform.  Our SMART Linker drug discovery platform enables us to engineer product candidates that can simultaneously modulate multiple targets in a disease. Our proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. We have applied our SMART Linker drug discovery platform to build an internal pipeline of product candidates for rare diseases, our primary focus, and plan to pursue partnerships to develop additional product candidates.

Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule.   Based on its mechanism of action, the inhibition of NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, and the data to date from this program, we believe edasalonexent has the potential to be a disease-modifying therapy by slowing disease progression for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration.  The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD.  The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

We are currently conducting an open-label extension of the MoveDMD® Phase 1/2 trial of edasalonexent in ambulatory boys with DMD, who were enrolled between the ages four and seven, to investigate the safety and efficacy of edasalonexent in DMD.  We have reported positive safety, tolerability, pharmacokinetics and biomarker results from the Phase 1 portion of the MoveDMD trial as well as Phase 2 results, and 24 and 36 week open-label extension results.  Although the primary endpoint in the Phase 2 portion of the trial, average change from baseline to week 12 in the magnetic resonance imaging, or MRI, T2 composite measure of lower leg muscles for edasalonexent treatment compared to placebo, was not met, the edasalonexent 100 mg/kg/day treatment group in the Phase 2 portion of the trial consistently showed numerical improvements versus placebo in prespecified exploratory endpoints assessing muscle function, although the changes were not statistically significant. In the open-label extension of the trial, we have observed further improvements across multiple prespecified assessments of muscle function and substantial slowing of DMD disease progression following 24 and 36 weeks of treatment with edasalonexent, as well as supportive changes in measures of muscle health. Supportive changes observed in muscle health include recent biomarker results from the MoveDMD Phase 2 trial that showed that C-reactive protein, or CRP, was significantly decreased with edasalonexent compared to baseline at 12 and 24 weeks in the 100 mg/kg/day treatment group.  CRP is elevated in boys affected by DMD and is a well-characterized blood test marker that provides a global assessment of inflammation.  The significant decrease observed in CRP supports biological activity of NF-kB inhibition by edasalonexent treatment decreasing inflammation.  Edasalonexent has been well tolerated with no safety signals throughout the MoveDMD trial.  Based on the consistency of the MoveDMD results and supportive regulatory input from the FDA, we intend to initiate a single global Phase 3 trial of edasalonexent in DMD, regardless of mutation type, in the first half of 2018 with top-line results expected in 2020.  We anticipate that the primary and secondary efficacy endpoints in this Phase 3 trial will be assessments of muscle function for which we observed positive results in the MoveDMD trial.

In addition to our work in DMD, we are evaluating other diseases where the inhibition of NF- kB may be beneficial for further therapeutic applications of edasalonexent.  There are a number of other rare diseases where NF-kB is believed to play an important role, such as Becker muscular dystrophy, which is a type of muscular dystrophy and is characterized by slowly progressive muscle weakness of the legs and pelvis, and IgA nephropathy, a kidney disease that is believed to result from activation of mucosal immunity, leading to the synthesis of aberrantly glycosylated polymeric immunoglobulin A1, or IgA1, which enters the circulation and lodges in a patient’s kidneys interfering with their proper function.

We are also developing a pipeline of product candidates using our SMART Linker drug discovery platform as potential treatments for rare diseases.  Our pipeline includes CAT-5571, which we are developing as a potential treatment for cystic fibrosis, or CF, and CAT-4001, which we are developing as a potential treatment for neurodegenerative diseases such as amyotrophic lateral sclerosis, or ALS, and Friedreich’s ataxia, or FA.  CAT-5571 is a small molecule that is designed to restore host defense by activating autophagy, a mechanism for recycling cellular components and digesting pathogens, which is known to be impaired in CF.  We are currently conducting investigational new drug application, or IND, enabling activities for CAT-5571 and expect to initiate a Phase 1 clinical trial in the second half of 2018 and report top-line results from the trial in 2019.  CAT-4001 is a small molecule that activates Nuclear factor (erythroid-derived 2)-like 2, or Nrf2, and inhibits NF-kB, two pathways that have been implicated in FA and ALS.  We are currently conducting preclinical activities for the development of CAT-4001.

We are pursuing a partner for further development of our CAT-2000 series of product candidates, of which CAT-2003 is our most advanced program. We designed our CAT-2000 series product candidates to inhibit the Sterol Regulatory Element Binding Protein pathway, which has been shown to be important in the development of steatosis, which is the accumulation of fat and cholesterol in the liver, and ultimately the inflammation and fibrosis of nonalcoholic steatohepatitis.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through September 30, 2017, we have raised an aggregate of $193 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $10.0 million was from a secured debt financing, $8.8 million represented gross proceeds from our at-the-market, or ATM, offering programs, and $0.8 million was from common stock option and warrant exercises.

Financial Overview

Revenue

As of September 30, 2017, we have not generated any revenue from product sales.

In August 2017, we entered into an option agreement (“Option Agreement”) with an unaffiliated party (“Recipient”), which is within the scope of Accounting Standards Codification, Revenue from Contracts with Customers, (“ASC 606”). Under the terms of the Option Agreement, we agreed to provide compound materials for certain of our product candidates and the right for the Recipient to use the materials to perform research during the term of the Option Agreement. At any point during the term of the Option Agreement, the Recipient may choose to exercise an option to enter into a license agreement with us, and the terms of the license agreement will be negotiated upon the exercise of such option. The Option Agreement includes a non-refundable up-front payment of $250 thousand. The term of the Option Agreement commenced in August 2017 and will continue upon additional payments of $250 thousand made by the Recipient, at its option, at the beginning of each of the next two quarterly periods. The option period will expire no later than 270 calendar days from the effective date, and may be terminated by the Recipient upon 30 days written notice. We have concluded that the Option Agreement does not have any options to acquire additional goods or services that contain a material right. In the future, we will seek to generate additional revenue primarily from a combination of product sales and collaborations with strategic partners.

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

The following summarizes our most advanced current research and development programs:

•                  Edasalonexent - Edasalonexent is a SMART Linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties.  We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration.  We reported results from Phase 1 of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 trial in January 2017.  In July 2016, we initiated an open-label extension of the MoveDMD trial, which has provided safety and efficacy data through 24 weeks and 36 weeks of edasalonexent treatment, and we reported efficacy and safety results from the open-label extension in October 2017.  We intend to initiate a single global Phase 3 trial of edasalonexent in DMD, regardless of mutation type, in the first half of 2018 with top-line results expected in 2020.

•                 CAT-5571 - CAT-5571 is a SMART Linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA.  We are developing CAT-5571 initially as a potential host-directed oral therapy to treat CF-associated respiratory infections. CAT-5571 is a small molecule that is designed to restore host defense by activating autophagy, a mechanism for recycling cellular components and digesting pathogens. Autophagy is depressed in CF, and, by restoring autophagy, CAT-5571 reestablishes host defense to enhance the clearance of pathogens, including Pseudomonas aeruginosa and Burkholderia cenocepacia, in preclinical models of CF. People with CF suffer from persistent lung infections with opportunistic pathogens such as P. aeruginosa and B. cenocepacia, causing chronic infections that are difficult to eradicate and lead to respiratory failure.  We are currently conducting IND-enabling activities for CAT-5571 and intend to advance CAT-5571 into a Phase 1 clinical trial in the second half of 2018 and report top-line results from the trial in 2019.

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2017	2016
Edasalonexent	$4,702	$6,481
CAT-5571	1,814	294
CAT-2054	(138)	3,448
Other research and platform programs	1,151	2,142
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	5,565	4,742
Facilities	944	708
Consultants and professional expenses, including stock-based compensation	125	805
Other	529	570
Total costs not directly allocated to programs	7,163	6,825
Total research and development expenses	$14,692	$19,190

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $28.2 million and $3.0 million, respectively. Since we began separately tracking the CAT-2054 program, total direct expenses to support the program have been $12.6 million. We begin to separately track program expenses at candidate nomination at which point we will accumulate all costs to support that program to date.

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

During the three and nine months ended September 30, 2017, there were no material changes to our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the dollar change in those items (in thousands):

	Three Months Ended September 30,		Period-to-
	2017	2016	Period Change
Revenue	$250	$—	$250
Operating expenses:
Research and development	$4,776	$5,936	$(1,160)
General and administrative	2,426	2,347	79
Total operating expenses	7,202	8,283	(1,081)
Loss from operations	(6,952)	(8,283)	1,331
Other expense, net	(65)	(136)	71
Net loss	$(7,017)	$(8,419)	$1,402

Revenue

We recognized revenue of $250 thousand related to the Option Agreement. Prior to the three months ended September 30, 2017, we had not entered into any other arrangements in which revenue was recognized.

Research and Development Expenses

Research and development expenses decreased by $1.2 million to $4.8 million for the three months ended September 30, 2017 from $5.9 million for the three months ended September 30, 2016, a decrease of 20%. The decrease in research and development expenses was primarily attributable to a net decrease of $1.2 million in direct program costs. This decrease in direct program expenses included a $1.8 million decrease in costs to support our edasalonexent program and a $0.2 million decrease in other programs. These decreases were offset by a $0.8 million increase in costs to support our CAT-5571 program.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million to $2.4 million for three months ended September 30, 2017 from $2.3 million for the three months ended September 30, 2016, an increase of 4%. The increase in general and administrative expenses included a $40 thousand increase in consulting and professional services and a $60 thousand increase in the general and administrative share of facilities and insurance expense.

Other Expense, Net

Other expense, net decreased by $71 thousand to $65 thousand for the three months ended September 30, 2017 from $136 thousand for the three months ended September 30, 2016, primarily due to a decrease in interest expense due to the principal payments made on our credit facility.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the dollar change in those items (in thousands):

	Nine Months Ended September 30,		Period-to-
	2017	2016	Period Change
Revenue	$250	$—	$250
Operating expenses:
Research and development	14,693	19,190	(4,497)
General and administrative	7,189	7,695	(506)
Total operating expenses	21,882	26,885	(5,003)
Loss from operations	(21,632)	(26,885)	5,253
Other expense, net	(235)	(397)	162
Net loss	$(21,867)	$(27,282)	$5,415

Revenue

We recognized revenue of $250 thousand related to the Option Agreement. Prior to the nine months ended September 30, 2017, we had not entered into any other arrangements in which revenue was recognized.

Research and Development Expenses

Research and development expenses decreased by $4.5 million to $14.7 million for the nine months ended September 30, 2017 from $19.2 million for the nine months ended September 30, 2016, a decrease of 23%. The decrease in research and development expenses was attributable to a net decrease of $4.8 million in direct program costs, partially offset by a $0.3 million increase in costs not directly allocated to programs.  The $4.8 million decrease in direct program expenses included a $3.5 million decrease in costs to support our CAT-2054 program due to completion of certain clinical activities, a $1.8 million decrease in costs to support the edasalonexent program, and a $1.0 million decrease in costs to support other programs, partially offset by a $1.5 million increase in costs to support the CAT-5571 program. The $0.3 million increase in costs not directly allocated to programs was attributable to a $0.8 million increase in employee compensation and a $0.2 million increase in the research and development share of facilities expense, offset by a $0.7 million decrease in consultants and professional services.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million to $7.2 million for nine months ended September 30, 2017 from $7.7 million for the nine months ended September 30, 2016, a decrease of 7%. The decrease in general and administrative expenses was attributable to a $0.7 million decrease in employee compensation due to headcount reductions, partially offset by a $0.2 million increase in consulting and professional services.

Other Expense, Net

Other expense, net decreased by $0.2 million to $0.2 million for the nine months ended September 30, 2017 from $0.4 million for the nine months ended September 30, 2016, primarily due to a $0.3 million decrease in interest expense due to the declining principal balance on our credit facility, partially offset by a $0.1 million decrease in interest and investment income related to a decrease in our interest-bearing assets.

Liquidity and Capital Resources

From our inception through September 30, 2017, we raised an aggregate of $193.0 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our registered direct common stock offering, $10.0 million was from a secured debt financing, $8.8 million represented gross proceeds from our ATM programs, and $0.8 million was from common stock option and warrant exercises. As of September 30, 2017, we had $21.7 million in cash and cash equivalents.

At-the-Market Offering

In August 2016, we entered into a sales agreement with Cowen and Company LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering amount of $10.0 million under an ATM program, or the First ATM Program. In March 2017, we reduced the aggregate maximum amount of the offering under the First ATM Program to $8.8 million, which was fully utilized as of September 30, 2017.  In October 2017, we entered into a second sales agreement with Cowen pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering amount of $10.0 million under a second ATM program, or the Second ATM Program. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement have been sold pursuant to a shelf registration statement, which became effective on July 19, 2016. We pay Cowen 3% of the gross proceeds from any common stock sold through these sales agreements.

During the nine months ended September 30, 2017, we sold an aggregate of 4,054,582 shares of our common stock pursuant to the First ATM Program, at an average price of $1.77 per share, for gross proceeds of $7.2 million, resulting in net proceeds of $6.9 million after deducting sales commissions and offering expenses. Subsequent to September 30, 2017, the Company sold an aggregate of 425,374 shares of common stock pursuant to the Second ATM Program, at an average price of $2.13 per share, for net proceeds of $0.9 million after deducting sales commissions and offering expenses.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At September 30, 2017 and December 31, 2016, we concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(21,199)	$(24,874)
Net cash provided by (used in) investing activities	14,883	(21,300)
Net cash provided by financing activities	4,433	9,858
Net decrease in cash and cash equivalents	$(1,883)	$(36,316)

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.2 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $21.9 million adjusted for non-cash items, including stock-based compensation expense of $1.5 million, depreciation and amortization expense of $0.2 million, non-cash interest expense of $0.1 million, and a net increase in operating assets of $1.1 million, which resulted primarily from decreases in accrued expenses and accounts payable, partially offset by a decrease in prepaid expenses and other current assets.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $14.9 million during the nine months ended September 30, 2017, which was attributable to maturities of available-for-sale securities.  Net cash used in investing activities was $21.3 million during the nine months ended September 30, 2016, which was primarily attributable to net purchases of available-for-sale securities of $20.9 million and $0.4 million in net laboratory equipment purchases.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $4.4 million during the nine months ended September 30, 2017, which was attributable to net proceeds of $6.9 million from our ATM programs, partially offset by $2.5 million in repayment of principal on the Credit Facility. Net cash used in financing activities in the nine months ended September 30, 2016 was $9.9 million, attributable to net proceeds of $10.7 million in a registered direct offering, net proceeds of $1.5 million from the First ATM Program, and $0.2 million from exercises of common stock options and warrants. These proceeds were partially offset by $2.5 million in repayment of principal on the Credit Facility.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead.

We expect that our existing cash and cash equivalents, are sufficient to support our operating expenses and capital expenditure requirements through August 2018. We are currently exploring various avenues to secure capital to advance edasalonexent into a Phase 3 trial and our Phase 3 development activities of edasalonexent will be dependent on securing such capital resources.  In the event that we are unsuccessful in securing capital on acceptable terms for some or all of our programs then we will review our remaining strategic alternatives to maximize shareholder value including, but not limited to, focusing resources on our product candidates or exploring a potential sale of the company or our assets.

If, and to the extent that, we continue the research and development of, and conduct clinical trials and seek marketing approval for, our product candidates, we expect our expenses to increase in connection with such activities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. As of September 30, 2017, we had an accumulated deficit of $165.9 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of September 30, 2017, we had available cash and cash equivalents of $21.7 million. Our current operating plan provides for cash to fund operations through August 2018. We are subject to a number of risks including, but not limited to, the need to obtain adequate additional funding including the resources necessary to fund a single global Phase 3 trial of edasalonexent in DMD, which we plan to begin in the first half of 2018 with top-line results expected in 2020. We are currently exploring various avenues to secure capital to advance edasalonexent into a Phase 3 trial, and our Phase 3 development activities will be dependent on securing adequate capital resources. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement cost reduction strategies. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Contractual Obligations

On August 7, 2017, we entered into a Fourth Amendment of Lease (the “Fourth Lease Amendment”) with ARE-MA REGION NO. 59, LLC (the “Landlord”), which amended certain terms of our existing lease with the Landlord.  The Fourth Lease Amendment extended the term of the lease through June 30, 2020.

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017, we had cash and cash equivalents of $21.7 million and, as of December 31, 2016, we had cash, cash equivalents and available-for-sale securities of $38.5 million.  As of September 30, 2017, our cash equivalents consisted of money market funds, U.S. reverse repurchase agreements, and corporate debt securities. As of December 31, 2016, our cash equivalents consisted of money market funds and our available-for-sale securities consisted primarily of corporate debt securities and U.S. government-sponsored securities.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $36.1 million, $32.6 million and $21.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $21.3 million for the nine months ended September 30, 2017.  As of September 30, 2017, we had an accumulated deficit of $165.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and to the extent we:

•      continue to develop and conduct clinical trials with respect to our lead product candidate edasalonexent, including the ongoing open-label extension of our Phase 1/2 clinical trial of edasalonexent for the treatment of Duchenne muscular dystrophy, or DMD, and our plans to initiate a single global Phase 3 trial of edasalonexent in DMD in the first half of 2018;

•                  initiate and continue research and preclinical and clinical development efforts for our other product candidates, including our plans to conduct investigational new drug application, or IND, enabling activities and initiate a Phase 1 clinical trial for CAT-5571 in 2018;

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

•                  hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase, if and to the extent of certain ongoing activities, particularly if we initiate new clinical trials of our product candidates, such as the Phase 3 clinical trial of edasalonexent in DMD, that we intend to initiate in the first half of 2018, or initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of edasalonexent, as well as our other product candidates.  Accordingly, we will need to raise additional funding and such funding may not be available to us on acceptable terms, on a timely basis or at all.  In the event that we are unable to obtain such funding on acceptable terms and in a timely manner, we may not be able to complete the clinical development of edasalonexent.

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

Adequate additional funding may not be available to us on acceptable terms, on a timely basis or at all, impacting our ability to execute on our strategic plans. Further, our ability to obtain additional debt financing may be limited by covenants we have made under our loan and security agreement with MidCap Financial Trust, or MidCap, Flexpoint MCLS SPV LLC, or Flexpoint, and Square 1 Bank, or Square 1, including our negative pledge with respect to intellectual property in favor of Flexpoint and Square 1, as well as our pledge to MidCap, Flexpoint and Square 1 of substantially all of our assets, other than our intellectual property, as collateral. Our failure to raise capital on acceptable terms as and when needed would have a material adverse effect on our business, results of operations, financial condition and ability to pursue our business strategy.

As of September 30, 2017, we had available cash and cash equivalents of $21.7 million. Our current operating plan provides cash to fund operations through August 2018. We expect to seek additional funds through equity or debt financings or through collaboration or licensing transactions. We may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, we will be required to implement cost reduction strategies. These factors raise substantial doubt about our ability to continue as a going concern. Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of September 30, 2017, we had $3.3 million of outstanding principal payments under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

•                  initiation and successful enrollment and completion of additional clinical trials, including the planned Phase 3 trial in the first half of 2018;

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For example, while we observed positive NF-kB biomarker data in Part A of our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD that demonstrated NF-kB target engagement via statistically significant reduction in NF- kB controlled gene expression for the 67 mg/kg/day and 100 mg/kg/day dosing levels, the primary efficacy endpoint in Part B of the trial for the same dosing levels was not met.  If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

In particular, the successful completion of our clinical development program for edasalonexent for the treatment of DMD is dependent upon our ability to enroll a sufficient number of patients with DMD. DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for edasalonexent in a timely and cost-

effective manner or at all. Furthermore, we intend to enroll a significantly greater number of patients in our planned Phase 3 clinical trial of edasalonexent in DMD than were enrolled in our previous trials of edasalonexent. As a result, we may be subject to greater risks with respect to patient enrollment.

The clinical trials that we conduct may also have inclusion criteria that further limit the population of patients that we are able to enroll. For example, further clinical trials for edasalonexent may require that the enrolled boys be between certain ages and not on certain other medications. These inclusion criteria, or other inclusion criteria that are not yet defined, could further limit the available patient pool and present challenges to clinical trial enrollment.

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

There are currently two therapies approved for the treatment of DMD in the United States, Sarepta Therapeutics’ drug EXONDYS 51®, also known as eteplirsen, and PTC Therapeutics’ EMFLAZA™, also known as deflazacort, a corticosteroid.  EMFLAZA™ was developed by Marathon Pharmaceuticals and acquired by PTC Therapeutics in April 2017.  EXONDYS 51 is approved for the treatment of DMD in patients who have a mutation that is amenable to exon 51 skipping. EMFLAZA can be prescribed to any DMD patient greater than 5 years of age, regardless of the underlying mutation.  Additionally, corticosteroid therapy, including prednisone, is often prescribed off-label to treat the inflammation underlying DMD and to delay loss of ambulation. PTC Therapeutics’ Translarna™ has conditional marketing authorization in the European Union for the treatment of DMD caused by a nonsense mutation.  A number of companies are developing additional therapies to treat DMD and are in the process of registration or in late stage clinical development, including PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

There are various quantitative listing requirements for a company to remain listed on The NASDAQ Stock Market, including maintaining a minimum bid price of $1.00 per share.  The closing price of our common stock from September 1, 2017 to October 31, 2017 ranged from a high of $3.03 per share to a low of $1.36 per share. If in the future our common stock fails to meet the minimum bid price requirement to remain listed on The NASDAQ Stock Market, we could be subject to delisting from The NASDAQ Stock Market. If we were to be delisted, it could make trading in our stock more difficult.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2017, we had outstanding 22,895,033 shares of common stock.  The holders of an aggregate of 6,474,446 of these outstanding shares of common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates.

We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans.  As of September 30, 2017, we had outstanding options to purchase an aggregate of approximately 2,839,407 shares of our common stock, of which options to purchase approximately 1,172,834 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 40% of our capital stock as of September 30, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below;

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

Catabasis Pharmaceuticals, Inc.

Date: November 9, 2017	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and General Counsel (Principal Financial Officer)