Form 10-K
period 2017-12-31
CATABASIS PHARMACEUTICALS INC
filed 2018-03-15
CIK 1454789

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2017: $24,632,957.

          As of March 7, 2018, there were 29,035,502 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

        These forward-looking statements include, among other things, statements about:

  •
  our plans to initiate a global Phase 3 trial of edasalonexent for the treatment of Duchenne muscular dystrophy in the first half of 2018, report top-line results from the trial in 2020 and continue to evaluate data from the open-label extension of our MoveDMD® clinical trial of edasalonexent;

  •
  our plans to initiate a Phase 1 clinical trial for CAT-5571 in the second half of 2018 and report top-line results from that trial in 2019;

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

        We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the "Risk Factors" section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-

ii

looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

        Our lead product candidate is edasalonexent, formerly known as CAT-1004, which we believe has the potential to be a disease-modifying therapy for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation. Edasalonexent is an oral small molecule that inhibits NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

        Our MoveDMD® Phase 1/2 trial enrolled ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations, and the 31 boys in the trial had 26 different dystrophin mutations. The MoveDMD trial was designed to be conducted in three sequential parts, Phase 1, Phase 2, and an open-label extension, which is on-going.

        We have completed key efficacy and safety assessments from the MoveDMD trial. In the open-label extension of the MoveDMD trial after more than a year of oral 100 mg/kg/day edasalonexent treatment, we observed preserved muscle function and consistent improvements in all four assessments of muscle function compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. Additionally, supportive changes in non-effort based measures of muscle health were seen, supporting the durability of edasalonexent treatment effects. Through more than one year of treatment, edasalonexent continued to be well tolerated with no safety signals observed in the trial. We plan to initiate a global Phase 3 trial in DMD in the first half of 2018 to evaluate the efficacy and safety of edasalonexent for registration purposes and expect to report top-line results from this trial in 2020, dependent on raising capital.

        In addition to edasalonexent, we are developing a pipeline of product candidates using our SMART Linker drug discovery platform as potential treatments for rare diseases. Our pipeline includes CAT-5571, which we are developing as a potential treatment for cystic fibrosis, or CF, and CAT-4001, which we are developing as a potential treatment for neurodegenerative diseases such as amyotrophic lateral sclerosis, or ALS, and Friedreich's ataxia, or FA. CAT-5571 is a small molecule that is designed to restore host defense by activating autophagy, a mechanism for recycling cellular components and digesting pathogens, which is depressed in CF. CAT-4001 is a small molecule that activates Nuclear factor (erythroid-derived 2)-like 2, or Nrf2, and inhibits NF-kB, two pathways that have been implicated in FA and ALS. We plan to complete investigational new drug, or IND, application-enabling activities for CAT-5571 and to advance CAT-5571 into a Phase 1 clinical trial in the second half 2018 and report top-line results in 2019, based on our current operating plan.

        We have previously applied our SMART Linker drug discovery platform to engineer our CAT-2000 series product candidates to inhibit the Sterol Regulatory Element Binding Protein, or SREBP, pathway. We have advanced two CAT-2000 molecules, CAT-2003 and CAT-2054, into clinical development and intend to pursue a partnership for further development of the CAT-2000 series for the treatment of nonalcoholic steatohepatitis, or NASH.

        As of December 31, 2017, we had six issued U.S. patents with composition of matter and method of use claims directed to edasalonexent, six issued U.S. patents with composition of matter and method of use claims directed to the CAT-2000 series, four issued U.S. patents with composition of matter and method of use claims directed to CAT-5571 and two issued U.S. patents with composition of matter and method of use claims directed to CAT-4001. These patents are expected to expire between 2029 and 2031, without taking into account potential patent term extensions. In addition, our patent portfolio includes over 100 issued foreign patents, over 10 pending U.S. patent applications and over 35 pending foreign patent applications.

Our Scientific Approach and SMART Linker Drug Discovery Platform

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

        Our SMART Linker drug discovery platform includes a broad array of linkers that we use to engineer molecular series that can simultaneously modulate multiple biological targets in a disease. The linkers used in our drug discovery platform are small chemicals designed to join two separate bioactives into a single conjugate molecule, and some linkers are also bioactives. In systemic circulation, our SMART Linker conjugates are typically stable and inactive, potentially reducing off-target toxicities and side-effects. Certain of our conjugates are designed to be cleaved by specific enzymes exclusively within cells in order to release the two bioactives inside the cells. By releasing the bioactive components of the conjugate molecule inside cells, the SMART Linker allows the bioactives to reach their targets more efficiently and have greater efficacy than if the bioactives were dosed independently or in combination.

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

Edasalonexent

        Edasalonexent is a SMART Linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties. We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration. We have reported results from Phase 1, Phase 2 and the open-label extension of the MoveDMD trial through administration of edasalonexent for up to 60 weeks, as described further below under "—Edasalonexent Clinical Development". The FDA has granted edasalonexent orphan drug, fast track and rare pediatric disease designations for the treatment of DMD. The EC has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

Overview of DMD

        DMD is a rare pediatric disorder involving progressive muscle degeneration that eventually leads to death. DMD is caused by various mutations in the dystrophin gene that result in a lack of functional dystrophin in muscle fibers, which renders muscle fibers more susceptible to mechanical stress. Dystrophin is a protein that resides in the membrane of muscle cells and is critical to the structural and membrane stability of muscle fibers in skeletal, diaphragm, and cardiac muscle. When muscles contract or stretch during normal use, the absence of normally functioning dystrophin results in activation of the NF-kB pathway, triggering inflammation in the muscles, initiating muscle degeneration, and reducing the ability of muscles to regenerate. As muscle damage progresses, connective and adipose tissues replace muscle fibers, resulting in inexorable muscle weakness.

        DMD occurs almost exclusively in males, occurring in approximately 1 in 3,500 live male births. Based on this incidence rate, we estimate that DMD affects a total of approximately 15,000 patients in the United States and approximately 19,000 patients in the European Union.

        Children with DMD typically begin to show symptoms of disease between ages two and five, when they develop a waddling gait, frequently fall and have difficulty rising from the floor. Progressive weakness then develops in the voluntary muscles in the arms, legs and trunk. This muscle weakness is accompanied by fixations, or contractures, of joints, such as knees, hips and elbows. By age eight, most patients have difficulty ascending stairs. Patients typically lose walking ability between the ages of ten and fourteen and, by about twelve years of age, most people with DMD are unable to walk and need to use a power wheelchair on a regular basis. Patients' cardiac and respiratory muscles are also adversely affected, typically requiring use of ventilators in their late teens. Progressive weakening of cardiac and respiratory muscles of DMD patients eventually results in death, generally in the patient's mid-twenties.

The Role of NF-kB in Duchenne Muscular Dystrophy

        NF-kB plays an important role in regulating skeletal muscle health and appears to be especially important in regulating skeletal muscle mass in chronic diseases such as DMD. Activated NF-kB promotes the degradation of specific muscle proteins and leads to the induction of pro-inflammatory mediators such as cytokines, including tumor necrosis factor alpha, or TNF-a, interleukin 6, or IL-6, and interleukin-1 beta, or IL-1b; chemokines; cell adhesion molecules; and tissue degrading enzymes, such as matrix metallopeptidase 9, or MMP-9. In addition, activated NF-kB suppresses muscle stem cell differentiation that is required for muscle regeneration by preventing satellite stem cells from differentiating into myoblasts, progenitor cells that differentiate, to give rise to muscle cells. Activation of NF-kB is observed in muscle tissues of patients with DMD prior to the onset of other clinical manifestations, and activated NF-kB is persistently elevated in the immune cells and regenerative muscle fibers of patients with DMD. Moreover, evidence exists that mechanical stress activates NF-kB in muscles and increases levels of activated NF-kB by a factor of three to four times. Muscles with increased mechanical stress, such as quadriceps and hamstrings, show the most rapid progression of disease.

Unaddressed Market Opportunity

        There are currently only two therapies approved in the United States for the treatment of DMD: the Sarepta Therapeutics, Inc., or Sarepta, drug EXONDYS 51®, also known as eteplirsen, an exon skipping therapy targeting the skipping of exon 51, that was granted accelerated approval by the FDA, and PTC Therapeutics' EMFLAZA®, also known as deflazacort, a corticosteroid, which is indicated for the treatment of DMD in patients five years of age and older. Corticosteroid therapy, including treatment with prednisone, is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation. In DMD patients, corticosteroids have demonstrated efficacy, which is believed to be driven by reductions in activated NF-kB. However, corticosteroids primarily act through another pathway called the glucocorticoid receptor-mediated pathway, and can cause significant complications including growth suppression, excessive weight gain, behavioral changes, reduction in bone strength and compromise of the immune system. Over time, corticosteroids induce chronic myopathy in many diseases through induction of muscle protein breakdown, which ultimately leads to muscle damage. DMD patients treated with corticosteroids typically show an initial improvement in measures of muscle function but then resume a progressive decline. Approximately half of DMD patients treated with steroids lose the ability to walk by age thirteen and the vast majority are in wheelchairs by age sixteen. DMD patients typically live until their mid-twenties, despite the availability of corticosteroids.

        Additionally, there are several treatments for DMD that are approved or under review in the European Union or are expected to be under review by regulatory agencies in the near future.

Sarepta's EXONDYS 51 is under review by the European Medicines Agency, or EMA, with a decision anticipated in the first half of 2018. Santhera Pharmaceuticals, or Santhera, has filed a marketing authorization application with the EMA for Raxone®, also known as idebenone, for the treatment of DMD in patients with respiratory function decline and not taking concomitant glucocorticoids. In September 2017, Santhera received a negative opinion from the Committee for Medicinal Products for Human Use, or CHMP, of the EMA for its Type II extension application for Raxone in DMD. Santhera appealed the decision, and in January 2018 Santhera announced that the CHMP had maintained its negative opinion on Raxone's application in DMD. Santhera has announced that it intends to collect further data to strengthen Raxone's clinical data package before refiling the marketing authorization application with the EMA. PTC Therapeutics' ataluren is conditionally approved in the European Union and several other countries for treatment of nonsense mutation DMD, or nmDMD, under the trade name Translarna™. PTC Therapeutics received a Complete Response Letter, or CRL, from the FDA for ataluren's new drug application, or NDA, for the treatment of nmDMD in October 2017, and, in February 2018, the Office of New Drugs of the FDA reiterated the FDA's prior decision and denied PTC Therapeutics' appeal of the CRL. EXONDYS 51 and ataluren target mechanisms to increase levels of dystrophin in muscles. Each of these agents addresses a specific type of genetic mutation in order to produce a partially functional dystrophin protein. The therapeutic goal of these product candidates is to reduce disease severity and extend survival in those DMD patients who are candidates for therapy with these agents. Based on the prevalence of the specific mutations that EXONDYS 51 and ataluren are designed to address, they would be expected to be effective in an aggregate of approximately 26% of DMD patients. We believe that DMD patients, including those treated with these dystrophin-targeted therapies, will continue to require treatments to reduce muscle inflammation and degeneration and enhance muscle regeneration.

Edasalonexent for the Treatment of Duchenne Muscular Dystrophy

        Based on the mechanism of action by which edasalonexent suppresses NF-kB and the results that we have seen in preclinical models of DMD, we believe that edasalonexent has the potential to combine reduction of inflammation and muscle degeneration with positive effects on muscle regeneration, all of which may allow patients to retain muscle function longer. In addition, we believe that edasalonexent has the potential to be an effective therapy in all DMD patients, regardless of the underlying mutation, and to provide significant benefit to patients, both as monotherapy and when used in combination with other therapies, including dystrophin-targeted therapies. If we receive marketing approval, we intend to commercialize edasalonexent in North America ourselves and commercialize edasalonexent outside of North America either ourselves or with a collaborator.

        In September 2016, we announced a pre-clinical joint research collaboration with Sarepta to explore a combination drug treatment approach for DMD. In the collaboration, increased dystrophin protein expression has been seen with an exon-skip modality in combination with edasalonexent in a mouse model of DMD.

Edasalonexent Clinical Development

  MoveDMD Phase 1/2 Trial of Edasalonexent in Patients with DMD

        Our MoveDMD Phase 1/2 trial enrolled ambulatory boys ages four to seven with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the 31 boys in the trial had 26 different dystrophin mutations. The MoveDMD trial was designed to be conducted in three sequential parts, Phase 1, Phase 2, and an open-label extension, which is on-going.

        In February 2018, we reported observation of consistent improvements in all four assessments of muscle function in the open-label extension portion of the MoveDMD trial through more than a year of oral 100 mg/kg/day edasalonexent treatment compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment: the three age-appropriate timed function tests (10-meter walk/run, 4-stair climb and time to stand), as well as the North Star Ambulatory Assessment, NSAA, an integrated global assessment of muscle function. At the time of the most recent open-label extension data analysis on functional assessments, all 13 boys continuing to participate had received 100 mg/kg/day of edasalonexent for 48 weeks and 8 had reached 60 weeks of 100 mg/kg/day treatment. Changes during the control period prior to boys receiving edasalonexent were measured for 16 boys who commenced edasalonexent 100 mg/kg/day treatment either at the beginning of Phase 2 or at the beginning of the open-label extension. The trial was not powered to detect statistically significant changes in any of the assessments of muscle function during Phase 2 or the open-label extension, and statistically significant changes were not detected in these measures.

        Additional supportive measures of muscle health also reinforce the positive edasalonexent treatment effects observed in the 100 mg/kg/day treatment group. All four muscle enzymes tested (creatine kinase, alanine aminotransferase, aspartate aminotransferase and lactate dehydrogenase) were significantly decreased compared to baseline following edasalonexent treatment at 12 weeks and later time points through 60 weeks (p≤0.05), consistent with the ability of edasalonexent to slow muscle degeneration and improve muscle integrity. Biomarker results showed that C-reactive protein, or CRP, was significantly decreased with edasalonexent at 12, 24, 36 and 48 weeks compared to baseline in the 100 mg/kg/day treatment group (p≤0.001). CRP is a well-characterized blood test marker that provides a global assessment of inflammation and is elevated in boys affected by DMD. The significant decrease observed in CRP supports a conclusion that the biological activity of edasalonexent in inhibiting NF-kB can decrease inflammation.

        Edasalonexent was well tolerated in the MoveDMD trial with no clinical safety signals observed to date. The majority of adverse events, or AEs, have been mild in nature with no serious AEs. The most common treatment-related AEs were gastrointestinal, primarily mild and transient diarrhea and, in Phase 2, vomiting. There were no treatment-related serious adverse events, no drug discontinuations and no dose reductions. Additionally, boys with DMD in this age range typically have resting tachycardia, a heart rate that exceeds the normal resting rate, and the heart rate of the boys treated with edasalonexent decreased toward age-normative values during treatment through the last measurements taken at 48 weeks.

        In October 2017, we reported results following 24 and 36 weeks of edasalonexent treatment from the open-label extension similar to results observed following 48 and 60 weeks of treatment. Consistent improvements were seen in all four assessments of muscle function after 24 and 36 weeks of oral 100 mg/kg/day edasalonexent treatment compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. Lower leg muscle magnetic resonance imaging, or MRI T2 rate of change was significantly improved in comparison to progression during the off-treatment control period (p<0.05). MRI, is a non-invasive imaging technique that allows investigators to view muscle structure and composition and measure disease status in children with DMD. Changes in MRI measures, particularly fat fraction, have been correlated in natural history studies with longer-term changes in clinically meaningful measures of functional activity. MRI T2 increases over time in DMD and is highly correlated with worsening timed function tests. All four muscle enzymes were significantly decreased compared to baseline following edasalonexent treatment at 12 weeks and later time points through 36 weeks (p<0.05). At the time of the first open-label extension data analysis, all 14 boys continuing to participate had received 100 mg/kg/day for 24 weeks and 11 had completed 36 weeks of 100 mg/kg/day edasalonexent treatment. We transitioned all patients participating in open-label extension of the trial who were on the 67/mg/kg/day dose to the 100 mg/kg/day dose following availability of 12-week results, on average approximately after 36 weeks of treatment, and subsequently transitioned participating boys in the open-label extension to a higher dose of 133 mg/kg/day, given the safety profile we had seen at that point, to provide additional information for the development of edasalonexent.

        Thirty-one boys enrolled in Phase 2 of the MoveDMD trial and all completed the 12-week randomized, double-blind, placebo-controlled Phase 2 portion of the trial. Two dose levels of edasalonexent were evaluated, 67 mg/kg/day, dosed as 33 mg/kg in capsules twice a day, and 100 mg/kg/day, dosed as 33 mg/kg in capsules three times a day. In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using MRI T2 as an early biomarker at 12 weeks. Phase 2 of the MoveDMD trial was conducted at five sites in the United States. We announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met (0.37 milliseconds for the pooled edasalonexent treatment groups and 0.138 milliseconds for the edasalonexent 100 mg/kg/day treatment group versus 0.47 milliseconds for placebo), although we observed directionally positive results that were not statistically significant. A smaller increase in MRI T2 is believed to correlate with less muscle inflammation.

        Results from the 12-week Phase 2 demonstrated that the edasalonexent 100 mg/kg/day treatment group consistently showed numerical improvement versus placebo in all assessments of muscle function. Similarly, the 67 mg/kg/day treatment group consistently showed numerical improvement versus placebo across multiple assessments of muscle function, although the changes were not statistically significant and mixed compared to the 100 mg/kg/day treatment group, consistent with an edasalonexent dose response. Additionally, edasalonexent plasma exposure in Phase 2 of the MoveDMD trial was consistent with that observed previously in Phase 1.

  Phase 3 Clinical Trial

        We plan to initiate a single global Phase 3 trial in DMD in the first half of 2018 and expect to report top-line results from this trial in 2020, dependent on raising capital. The purpose of the trial is to evaluate the efficacy and safety of edasalonexent for registration purposes. The design of this randomized, double-blind, placebo-controlled trial has been informed by discussions with FDA and EMA. The Phase 3 trial is expected to have many key elements in common with the Phase 2 trial, including the patient population and functional endpoints. We anticipate enrolling approximately 125 boys between their 4th and 7th birthday who have not been on steroids for at least 6 months. Boys on a stable dose of EXONDYS 51 may be eligible to enroll. The primary efficacy endpoint will be change in the North Star Ambulatory Assessment score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are planned to include age-appropriate timed function tests. We also expect to include assessments of growth, cardiac and bone health.

  Completed Clinical Trials

        To date, we have studied edasalonexent in three completed Phase 1 clinical trials, in addition to Phase 1 of the MoveDMD trial, which is described above. The design for each of these other clinical trials are discussed below.

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

        Phase 1 Single Ascending Dose Trial (CAT-1004-101):    We conducted a randomized, double-blind, placebo-controlled, single ascending dose Phase 1 clinical trial in 52 healthy volunteers at a single site in the United States to assess the safety, tolerability and pharmacokinetics of edasalonexent in both fasted and fed states. The participants were randomized to receive edasalonexent or placebo. Edasalonexent was administered orally in soft gelatin capsules at doses ranging from 300 mg to 6000 mg and appeared to be well tolerated. The most common adverse events in the fasted state were headache, diarrhea and dizziness, and the majority of the adverse events in the fasted state were mild in severity. The most common adverse events in the fed state were diarrhea, headache and abdominal pain, and all of the adverse events in the fed state were mild in severity. No treatment-related severe adverse events were reported. There were no observed trends in laboratory, vital signs or electrocardiogram results following edasalonexent administration in either the fasted or fed state.

        Phase 1 Multiple Ascending Dose Trial (CAT-1004-102):    We conducted a randomized, double-blind, placebo-controlled, multiple ascending dose Phase 1 clinical trial in 44 subjects at a single center in the United States to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of edasalonexent. These subjects had Type 2 diabetes and mild background inflammation, which enabled us to assess the activity of edasalonexent on activated NF-kB. Subjects were randomized to receive edasalonexent or placebo. Edasalonexent was administered orally in soft gelatin capsules at total daily doses ranging from 300 mg to 4000 mg and appeared to be well tolerated. The majority of the adverse events were mild in severity. No treatment-related severe adverse events were reported.

        Edasalonexent was rapidly absorbed in plasma, with mean maximum and overall plasma exposure generally increasing with escalating single or multiple doses of edasalonexent. Neither component bioactive, salicylate or DHA, was detected in plasma at levels above background, again consistent with intracellular cleavage of edasalonexent and intracellular delivery of the component bioactives.

        We also observed that edasalonexent inhibited activated NF-kB by two methods. For the first method, we stimulated NF-kB activity ex vivo in whole blood from subjects treated with edasalonexent or placebo, and then observed NF-kB activity in isolated monocytes. NF-kB activity was reduced in a majority of subjects following two weeks of edasalonexent treatment but not following treatment with placebo. For the second method, we performed gene expression analyses on whole blood taken from subjects prior to treatment and after two weeks of treatment with edasalonexent or placebo. Edasalonexent, but not placebo, significantly reduced the expression of a set of genes that are controlled by NF-kB.

        Phase 1 NF-kB Biomarker Trial (CAT-1004-103):    We conducted a single-blind, crossover Phase 1 clinical trial with edasalonexent in nine healthy adult volunteers at a single center in the United States to compare activity of a single dose of 2000 mg of edasalonexent on activated NF-kB to a combination of salicylate and DHA or placebo. No adverse events were reported in this clinical trial. The salicylate and DHA were dosed at approximately equivalent amounts to those contained in the edasalonexent conjugate. We assessed NF-kB activity in peripheral blood mononuclear cells isolated from subjects before dosing and two hours after dosing. Prior to the determination of NF-kB activity, we stimulated whole blood with lipopolysaccharide, or LPS, to activate the NF-kB pathway. Treatment of subjects with edasalonexent significantly reduced the level of activated NF-kB, as measured by nuclear p65, a surrogate marker for activated NF-kB. In contrast, no change in the level of activated NF-kB was observed upon treatment with the combination of salicylate and DHA, or upon treatment with placebo. In this trial, edasalonexent, which is a SMART Linker conjugate of salicylate and DHA, exhibited greater activity on the NF-kB pathway than the combination of its component bioactives.

Edasalonexent Orphan Drug, Fast Track and Rare Pediatric Disease Designations

        The FDA has granted edasalonexent orphan drug, fast track and rare pediatric disease designations for the treatment of DMD. A product may be designated by the FDA as an "orphan drug" if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States. If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the FDA will not approve another sponsor's marketing application for the same product for the same use or indication before the expiration of seven years, except in certain limited circumstances. The FDA fast track process is designed to expedite the development and review of drugs to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. Companies that receive fast track designation are allowed to submit NDAs on a rolling basis, expediting the FDA review process, and benefit from more frequent communication with the FDA to discuss all aspects of clinical development. In addition, drugs that receive fast track designation are eligible for accelerated approval and priority review if certain criteria are met. The FDA's rare pediatric disease designation gives us the potential to receive a priority review voucher if edasalonexent is approved. However, the rare pediatric disease program is set to expire in September 2020.

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

Edasalonexent Expansion Indication Opportunities

        In addition to our work in DMD, we are evaluating other diseases where the inhibition of NF-kB may be beneficial for further therapeutic applications of edasalonexent. There are a number of other rare diseases where NF-kB is believed to play an important role, such as Becker muscular dystrophy, which is a type of muscular dystrophy and is characterized by slowly progressive muscle weakness of the legs and pelvis, and IgA nephropathy, a kidney disease that is believed to result from activation of mucosal immunity leading to the synthesis of aberrantly glycosylated polymeric immunoglobulin A1, which enters the circulation and lodges in a patient's kidneys interfering with their proper function.

CAT-5571

        CAT-5571 is a SMART Linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA. We are developing CAT-5571 initially as a potential oral treatment for CF, designed to restore host defense by activating autophagy. Autophagy is a mechanism for recycling cellular components and digesting pathogens, which is depressed in CF. People with CF suffer from persistent lung infections from opportunistic pathogens such as P. aeruginosa and B. cenocepacia, causing chronic infections that are difficult to eradicate and ultimately lead to respiratory failure.

        CAT-5571 has been shown to restore autophagy, reestablish host defense and enhance the clearance of pathogens, including P. aeruginosa and B. cenocepacia in preclinical models of CF. We plan to complete investigational new drug, or IND, application-enabling activities for CAT-5571 in 2018 and to advance CAT-5571 into a Phase 1 clinical trial in the second half 2018 and report top-line results in 2019, based on our current operating plan.

Cystic Fibrosis

        CF is a rare, chronic, genetic, life-shortening orphan disease that affects over 70,000 patients worldwide, predominantly in the Caucasian population. In CF, a malfunctioning cystic fibrosis transmembrane conductance regulator ion channel impairs chloride secretion, with deleterious effects on multiple organs, and particularly devastating effects on pulmonary, intestinal and pancreatic function. Patients affected with CF are also predisposed to respiratory failure caused by persistent lung infections, notably bacteria and most commonly P. aeruginosa, that are difficult to treat with standard antibiotics. CF patients have frequent pulmonary exacerbations due to their inability to clear the persistent lung infections. Advancement in research and treatments have extended the life expectancy for those living with CF, however, there is currently no cure.

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

CAT-2000 Series

        Our CAT-2000 compounds are SMART Linker conjugates of nicotinic acid and EPA. The linkers for our CAT-2000 series compounds are cleaved through intracellular enzymatic hydrolysis, to release the component bioactives to inhibit the Sterol Regulatory Element Binding Protein, or SREBP, pathway which has been shown to be important in the development of nonalcoholic steatohepatitis, or NASH. In vivo, CAT-2000 molecules have demonstrated efficacy in multiple preclinical models of NASH. We believe that our portfolio of CAT-2000 molecules provides an opportunity to develop a therapy for NASH. We intend to pursue a partnership for further development of the CAT-2000 series in NASH.

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

Edasalonexent for Duchenne Muscular Dystrophy

        There are currently only two therapies approved in the United States for the treatment of DMD. Sarepta's drug EXONDYS 51 was approved by the FDA for the treatment of DMD under the accelerated approval pathway in September 2016 for patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. In addition, in February 2017, the FDA granted approval of PTC Therapeutics' drug EMFLAZA™, for the treatment of DMD in patients five years and older. Outside of the United States, PTC Therapeutics' drug ataluren, also known as Translarna™, has been conditionally approved within the European Union Member States, Iceland, Liechtenstein, Norway, Israel and South Korea for the treatment of nmDMD. Although not previously approved for the treatment of DMD, corticosteroid therapy, including prednisone, is considered standard of care and is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation.

        A number of companies are developing therapies to treat DMD in patients with specific mutations in the dystrophin gene. In addition to EXONDYS 51, Sarepta has two additional exon-skipping therapies for DMD in Phase 3 clinical development. These agents, SRP-4053 and SRP-4045, target skipping of exons 53 and 45, respectively. Daiichi-Sankyo is developing an exon-skipping product candidate for DMD patients with out-of-frame deletion mutations amenable to exon 45 skipping, and announced in February 2016 that it began its first Phase 1/2 clinical trial for its product candidate, DS-5141b, in Japan. NS Pharma has a compound, NS-065/NCNP-01, in Phase 2 clinical development in the United States and Japan for patients with mutations amenable to exon 53 skipping. NS-065/NCNP-01 received orphan drug designation in the US and was granted Fast Track designation by the FDA. Based on the prevalence of the specific mutations that these product candidates being developed by Sarepta, Daiichi-Sankyo and NS-Pharma are designed to address, they would be expected to have the potential to be effective in an aggregate of approximately 16% of DMD patients. In addition, Wave Life Sciences Ltd. initiated a Phase 1 clinical trial in DMD in November 2017 for its exon 51 skipping candidate, WVE-210201.

        In addition to exon-skipping therapies, other companies have alternative therapeutic approaches to the treatment of DMD in late stage clinical development. As described further above under "—Unaddressed Market Opportunity", several companies with alternative therapeutic approaches to DMD, including Santhera and PTC Therapeutics, have had delays in obtaining the necessary approvals from United States and European regulatory agencies. In addition, other alternative therapeutic approaches are in later stage clinical trials, including Italfarmaco S.p.A.'s Phase 3 trial in ambulant

DMD boys for givinostat, a histone deacetylase inhibitor. Each of Pfizer, Inc., or Pfizer, and F. Hoffman-La Roche Ltd., or Roche, have anti-myostatin inhibitors in Phase 2/3 clinical trials. A number of companies also have products candidates in earlier clinical development for DMD, including Akashi Therapeutics, Astellas, Capricor Therapeutics, Cardero Therapeutics, EspeRare, Fibrogen, Phrixus Pharmaceuticals, Reveragen, Summit Plc, and Taiho Pharmaceuticals. If successfully developed, some of these alternative therapeutic approaches may be applicable to all DMD patients regardless of underlying mutation status. Additionally, several gene therapy programs targeting the dystrophin gene have entered clinical development, including Solid Biosciences SGT-001, Pfizer's PF-06939926, and Sarepta's GALGT2 and micro-dystrophin programs being conducted in collaboration with Nationwide Children's Hospital.

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

        As of December 31, 2017, our patent estate included over 20 issued U.S. patents, over 100 issued foreign patents, over 10 pending U.S. patent applications and over 35 pending foreign patent applications.

        With regard to edasalonexent, we have six issued U.S. patents with composition of matter and method of use claims covering edasalonexent and its use. The issued U.S. patents are expected to expire in 2029, without taking a potential patent term extension into account. In addition, we have patents that have been granted in various countries and regions including Australia, China, Europe, Israel, India, Japan, Korea, Mexico and New Zealand, which are expected to expire in 2029, without taking potential patent term extensions into account, and at least five pending patent applications in various other countries and regions in North America, South America, and Asia, which, if issued, are expected to expire in 2029, without taking potential patent term extensions into account.

        With regard to CAT-5571, we have four issued U.S. patents with composition of matter and method of use claims covering CAT-5571 and its use, which are scheduled to expire in 2030, without taking potential patent term extensions into account. We also have over 10 patent applications pending in the U.S. and in other regions including North America, South America, Europe and Asia with claims covering CAT-5571 and related compounds and their use, including their use in the treatment of cystic fibrosis.

        With regard to CAT-4001, we have two issued U.S. patents with composition of matter and method of use claims covering CAT-4001 and its use. These U.S. patent are scheduled to expire in 2031, without taking a potential patent term extension into account. In addition, we have patents that have been granted in various countries and regions including Australia, China, Europe, Israel, Japan, Mexico and New Zealand, which are expected to expire in 2031, without taking potential patent term extensions into account, and at least 5 pending patent applications in various other countries and regions in North America, South America, and Asia, which, if issued, are expected to expire in 2031, without taking potential patent term extensions into account.

        With regard to CAT-2003 and CAT-2054, we have six issued U.S. patents with composition of matter and method of use claims covering CAT-2003 and CAT-2054 and their use. These U.S. patents are scheduled to expire in 2030 and 2031, without taking potential patent term extensions into account. In addition, we have patents that have been granted in several different countries and regions including Australia, China, Europe, Israel, Japan, Korea, Mexico and New Zealand, which are expected to expire in 2030, without taking potential patent term extensions into account and four pending applications in various other countries and regions including North and South America, and Asia, which, if issued, are expected to expire in 2030, without taking patent term extensions into account.

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

Research and Development Expenses

        For the years ended December 31, 2017, 2016 and 2015, we incurred approximately $18.7 million, $25.5 million, and $23.0 million, respectively, on research and development activities.

Government Regulation and Product Approvals

        Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, pricing, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities, including state agencies.

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

Preclinical Studies

        Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as chronic toxicity and carcinogenicity assessments, may continue after the IND is submitted.

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

The IND and IRB Processes

        An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a partial or full clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

        A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA's regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

        Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB, or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

Submission of an NDA to the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

        Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites involved with the conduct of the Phase 3 clinical trials to assure compliance with GCP. If compliance or data integrity is called into question due to inspection finding, this may cause a delay or affect the likelihood of drug approval. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

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

        The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug's safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product's prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug's labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers' communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

        If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

        In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Section 505(b)(2) NDAs

        NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA's previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application "were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted."

        Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA's previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

        The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA's drug shortage list. The new legislation also authorizes FDA to expedite review of "competitor generic therapies" or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

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

        To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

        For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA's receipt of the study plan.

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

        The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

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

Orphan Drug Designation and Exclusivity

        Under the Orphan Drug Act, the FDA may designate a drug product as an "orphan drug" if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must seek orphan drug designation before submitting an NDA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

        If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor's marketing application for the same drug for the same condition for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

        Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

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

Clinical Trial Approval

        The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

        In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation was published on June 16, 2014 but is not expected to apply until 2019. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the

Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

        The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the "EU Portal and Database"; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

PRIME Designation in the EU

        In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products (CHMP) or Committee for Advanced Therapies (CAT) are appointed early in PRIME scheme facilitating increased understanding of the product at EMA's Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Procedures Governing Approval of Drug Products in the European Union

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

  Pricing Decisions for Approved Products

        In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Brexit and the Regulatory Framework in the United Kingdom

        On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU (commonly referred to as "Brexit"). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

        These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

        Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

        Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Employees

        As of December 31, 2017, we had 36 employees, 25 of whom were primarily engaged in research and development activities. A total of 16 employees have Ph.D. degrees. None of our employees is represented by a labor union and we believe our relations with our employees are good.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding in connection with our continuing operations, and there is substantial doubt about our ability to continue as a going concern for a period of one year from the date of this Annual Report on Form 10-K. If we are unable to raise capital, we will not be able to initiate our planned Phase 3 trial of edasalonexent or complete our IND-enabling studies and initiate our planned Phase 1 clinical trial of CAT-5571.

        Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. If we are able to initiate our planned Phase 3 clinical trial and our planned Phase 1 clinical trial, or initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates, we expect our expenses to increase. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

        Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Such funding may not be available to us on acceptable terms, on a timely basis or at all. In the event that we are unable to obtain such funding on acceptable terms and in a timely manner, we may not be able to complete the clinical development of edasalonexent or CAT-5571.

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

        We believe that our existing cash and cash equivalents as of December 31, 2017, together with the subsequently obtained net proceeds of $8.3 million from our at-the-market offering program, will enable us to fund our operating expenses and debt service and capital expenditure requirements based on our current operating plan through September 2018. Based on our available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about the Company's ability to continue as a going concern. In the event that we are unsuccessful in securing capital on acceptable terms for some or all of our programs, then we would review our remaining strategic alternatives to maximize shareholder value including, but not limited to, focusing resources on a subset of our product candidates or exploring a potential sale of our company or our assets. However, such actions, if taken, could require us to delay, limit, reduce or terminate our product development efforts or other activities or undertake a restructuring of our workforce. In particular, if we cannot raise capital we may need to delay or abandon our plans to initiate a Phase 3 clinical trial of edasalonexent or our planned Phase 1 clinical trial of CAT-5571. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

        As of December 31, 2017, we had $2.5 million of outstanding principal payments under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

        We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $27.4 million, $36.1 million and, $32.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $171.4 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

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

        We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of edasalonexent for the treatment of DMD. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize edasalonexent.

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

        In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For example, while we observed positive NF-kB biomarker data in the Phase 1 portion of our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD that demonstrated NF-kB target engagement via statistically significant reduction in NF-kB controlled gene expression for the 67 mg/kg/day and 100 mg/kg/day dosing levels, the primary efficacy endpoint in the Phase 2 portion of the trial for the same dosing levels was not met. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

The regulatory approval processes for product candidates that target rare diseases, including DMD, cystic fibrosis, Friedreich's ataxia and amyotrophic lateral sclerosis, or ALS, are uncertain.

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

  •
  we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

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

        In particular, the successful completion of our clinical development program for edasalonexent for the treatment of DMD is dependent upon our ability to enroll a sufficient number of patients with DMD. DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for edasalonexent in a timely and cost-effective manner or at all. Furthermore, we intend to enroll a significantly greater number of patients in our planned Phase 3 clinical trial of edasalonexent in DMD than were enrolled in our previous trials of edasalonexent. As a result, we may be subject to greater risks with respect to patient enrollment.

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

        There are currently two therapies approved for the treatment of DMD in the United States, Sarepta Therapeutics' drug EXONDYS 51®, also known as eteplirsen, and PTC Therapeutics' EMFLAZA®, also known as deflazacort, a corticosteroid. Additionally, corticosteroid therapy, including prednisone, is often prescribed off-label to treat the inflammation underlying DMD and to delay loss of ambulation. PTC Therapeutics' Translarna™ has conditional marketing authorization in the European Union for the treatment of DMD caused by a nonsense mutation. A number of companies are developing additional therapies to treat DMD and are in the process of registration or in late stage clinical development, including Hoffman-La Roche Ltd., Italfarmaco S.p.A., Pfizer, Inc., PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

        On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA's pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

The efforts of the Trump Administration to pursue regulatory reform may limit the FDA's ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

        The Trump Administration has taken several executive actions, including a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA's ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the "two-for-one" provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in fiscal year 2017, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the Trump Administration indicated that the "two-for-one" provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA's ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA's ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

        We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

        With the new Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of certain provisions of the ACA. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

        The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

        The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

        There are various quantitative listing requirements for a company to remain listed on The Nasdaq Stock Market, including maintaining a minimum bid price of $1.00 per share. The closing price of our common stock from February 1, 2018 to March 7, 2018 ranged from a high of $2.38 per share and a low of $1.15 per share. If in the future our common stock fails to meet the minimum bid price requirement to remain listed on The Nasdaq Stock Market, we could be subject to delisting from The Nasdaq Stock Market. If we were to be delisted, it could make trading in our stock more difficult.

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 7, 2018 we had outstanding 29,035,502 shares of common stock. The holders of an aggregate of 4,098,653 of these outstanding shares of common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates.

        We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans. As of December 31, 2017, we had outstanding options to purchase an aggregate of approximately 2,845,626 shares of our common stock, of which options to purchase approximately 1,265,411 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

        We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. Furthermore, the terms of our credit facility with MidCap, Flexpoint and Square 1 preclude us from paying dividends, and any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be investors' sole source of gain for the foreseeable future.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

        Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 39.2% of our capital stock as of December 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our offices are located in Cambridge, Massachusetts and consist of approximately 19,000 square feet of leased office and laboratory space. The lease expires in June 2020. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, $0.001 par value per share, has been publicly traded on the Nasdaq Global Market under the symbol "CATB" since June 25, 2015. Prior to that time, there was no public market for our common stock. The following table shows the high and low intraday sale prices per share of common stock as reported on the Nasdaq Global Market for the periods indicated:

	Common Stock
	2017		2016
	High	Low	High	Low
First Quarter	$5.51	$1.08	$8.15	$3.90
Second Quarter	$2.05	$1.23	$7.23	$3.53
Third Quarter	$2.25	$1.09	$7.89	$3.31
Fourth Quarter	$3.78	$1.48	$6.25	$3.22

        On March 7, 2018, the last reported sale price for our common stock on the Nasdaq Global Market was $2.04 per share.

Holders

        As of March 7, 2018, there were approximately 32 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

        The following graph shows a comparison from June 25, 2015, the date on which our common stock first began trading on the Nasdaq Global Market, of the cumulative total return on an assumed investment of $100.00 in cash on June 25, 2015, in our common stock as compared to the same investment in the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the BioShares Biotechnology Clinical Trials Index, all through December 31, 2017. These returns are based on historical results and are not intended to suggest future performance. Data assumes the reinvestment of dividends. The graph assumes our closing sales price on June 25, 2015 of $13.00 per share as the initial value of our common stock and not the initial offering price to the public of $12.00 per share.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Catabasis Pharmaceuticals, Inc., Nasdaq Composite Index,
Nasdaq Biotechnology Index, and BioShares Biotechnology Clinical Trials Index

*
$100 invested on June 25, 2015

Securities Authorized for Issuance under Equity Compensation Plans

        The following table contains information about our equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,845,626	(1)	$4.53	824,165	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	2,845,626		$4.53	824,165

(1)
Consists of stock options outstanding as of December 31, 2017 under our Amended and Restated 2008 Equity Incentive Plan, as amended, and our 2015 Stock Incentive Plan.

(2)
Consists of shares issuable under our 2015 Stock Incentive Plan and our 2015 Employee Stock Purchase Plan, but does not reflect automatic increases that were effective as of January 1, 2018 of 945,810 shares and 236,452 shares under the respective plans. Our 2015 Stock Incentive Plan provides for further annual increases, to be added as of the first day of each fiscal year, from January 1, 2019 until, and including, January 1, 2025, equal to the lowest of 1,297,334 shares of our common stock, 4% of the number of shares of our common stock outstanding on such first day of the fiscal year in question and an amount determined by our board of directors. Our 2015 Employee Stock Purchase Plan provides for further annual increases, to be added as of the first day of each fiscal year, from January 1, 2019 until, and including, January 1, 2026, in an amount equal to the least of 364,705 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable year, and an amount determined by our board of directors.

Recent Sales of Unregistered Securities

        We did not sell or issue any equity securities that were not registered under the Securities Act of 1933 during the period covered by this Annual Report on Form 10-K.

Purchases of Equity Securities

        We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

        The selected consolidated statements of operations data for each of the three years in the period ended December 31, 2017 and the selected consolidated balance sheet data at December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our interim period results are not necessarily indicative of results to be expected in any future period.

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

	Catabasis Pharmaceuticals, Inc. Year Ended December 31,
Consolidated Statement of Operations Data	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Revenue	$500	$—	$—	$—	$—

Operating expenses	$27,594	$35,558	$31,659	$21,681	$18,119

Loss from operations	(27,094)	(35,558)	(31,659)	(21,681)	(18,119)
Other (expense) income	$(270)	$(502)	$(971)	$(203)	$1

Net loss	(27,364)	(36,060)	(32,630)	(21,884)	(18,118)

Net loss per share:
Basic and Diluted	$(1.26)	$(2.22)	$(4.06)	$(51.56)	$(47.80)
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	21,681,534	16,230,190	8,041,948	424,477	379,025
Balance Sheet Data:
Cash and cash equivalents	$16,369	$23,596	$62,780	$14,668	$30,474
Working capital	11,447	31,203	55,773	10,788	27,651
Total assets	17,897	40,209	64,169	15,876	31,002
Notes payable, net of current portion and discount	—	2,479	5,720	4,390	—
Preferred stock	—	—	—	80,146	80,146
Common stock and additional paid-in-capital	183,226	173,160	158,503	2,327	1,312
Total stockholders' equity (deficit)	11,792	29,086	50,493	(73,053)	(52,184)

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

        Our lead product candidate is edasalonexent, formerly known as CAT-1004, which we believe has the potential to be a disease-modifying therapy for all patients affected by Duchenne muscular dystrophy, or DMD, regardless of the underlying dystrophin mutation. Edasalonexent is an oral small molecule that inhibits NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

        Our MoveDMD® Phase 1/2 trial enrolled ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the 31 boys in the trial had 26 different dystrophin mutations. The MoveDMD trial was designed to be conducted in three sequential parts, Phase 1, Phase 2, and an open-label extension, which is on-going.

        We have completed key efficacy and safety assessments from the MoveDMD trial. In the open-label extension of the MoveDMD trial after more than a year of oral 100 mg/kg/day edasalonexent treatment, we observed preserved muscle function and consistent improvements in all four assessments of muscle function compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. Additionally, supportive changes in non-effort based measures of muscle health were seen, supporting the durability of edasalonexent treatment effects. Through more than one year of treatment, edasalonexent continued to be well tolerated with no safety signals observed in the trial. We plan to initiate a global Phase 3 trial in DMD in the first half of 2018 to evaluate the efficacy and safety of edasalonexent for registration purposes and expect to report top-line results from this trial in 2020, dependent on raising capital.

        In addition to edasalonexent, we are developing a pipeline of product candidates using our SMART Linker drug discovery platform as potential treatments for rare diseases. Our pipeline includes CAT-5571, which we are developing as a potential treatment for cystic fibrosis, or CF, and CAT-4001, which we are developing as a potential treatment for neurodegenerative diseases such as amyotrophic lateral sclerosis, or ALS, and Friedreich's ataxia, or FA. CAT-5571 is a small molecule that is designed to restore host defense by activating autophagy, a mechanism for recycling cellular components and digesting pathogens, which is depressed in CF. CAT-4001 is a small molecule that activates Nuclear factor (erythroid-derived 2)-like 2, or Nrf2, and inhibits NF-kB, two pathways that have been implicated in FA and ALS. We plan to complete investigational new drug, or IND, application-enabling activities for CAT-5571 in 2018 and to advance CAT-5571 into a Phase 1 clinical trial in the second half 2018 and report top-line results in 2019, based on our current operating plan.

        We have previously applied our SMART Linker drug discovery platform to engineer our CAT-2000 series product candidates to inhibit the Sterol Regulatory Element Binding Protein, or SREBP, pathway. We have advanced two CAT-2000 molecules, CAT-2003 and CAT-2054, into clinical development and intend to pursue a partnership for further development of the CAT-2000 series for the treatment of nonalcoholic steatohepatitis, or NASH.

        Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through December 31, 2017, we have raised an aggregate of $194.4 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $10.2 million represented gross proceeds from our at-the-market, or ATM, offering programs, $10.0 million was from a secured debt financing, and $0.8 million was from common stock option and warrant exercises. Following December 31, 2017, we raised an additional $8.3 million in net proceeds under our ATM offering program.

Financial Overview

Revenue

        As of December 31, 2017, we have not generated any revenue from product sales.

        In August 2017, we entered into an option agreement ("Option Agreement") with an unaffiliated party ("Recipient"), which is within the scope of Accounting Standards Codification, or ASC, Revenue from Contracts with Customers, ("ASC 606"). Under the terms of the Option Agreement, we agreed to provide compound material for certain of our product candidates and the right for the Recipient to use the material to perform research during the term of the Option Agreement. The Option Agreement included a non-refundable up-front payment of $250 thousand. The term of the Option Agreement commenced in August 2017 and could be extended upon additional payments of $250 thousand made by the Recipient, at its option, at the beginning of each of the next two quarterly periods. In October 2017, we received an additional $250 thousand payment to extend the term for an additional quarterly period. In December, 2017, the Recipient terminated the agreement. In the future, we will seek to generate additional revenue primarily from a combination of product sales and collaborations with strategic partners.

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

        The following summarizes our most advanced current research and development programs:

  •
  Edasalonexent—Edasalonexent is a SMART Linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties. We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration. We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017. In July 2016, we initiated an open-label extension of the MoveDMD trial, which has provided safety and efficacy data through 24 weeks, 36 weeks, 48 weeks and 60 weeks of edasalonexent treatment, and we reported efficacy and safety results from the open-label extension in October 2017 and February 2018. We intend to initiate a single global Phase 3 trial of edasalonexent in DMD, regardless of mutation type, in the first half of 2018 with top-line results expected in 2020, dependent on raising capital.

  •
  CAT-5571—CAT-5571 is a SMART Linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA. We are developing CAT-5571 initially as a potential oral therapy to treat CF. CAT-5571 is a small molecule designed to restore host defense by activating autophagy, a mechanism for recycling cellular components and digesting pathogens. Autophagy is depressed in CF, and, by restoring autophagy, CAT-5571 reestablishes host defense to enhance the clearance of pathogens, including P. aeruginosa and B. cenocepacia, in preclinical models of CF. People with CF suffer from persistent lung infections with opportunistic pathogens such as P. aeruginosa and B. cenocepacia, causing chronic infections that are difficult to eradicate and lead to respiratory failure. We are currently conducting IND-enabling activities for CAT-5571 and intend to advance CAT-5571 into a Phase 1 clinical trial in the second half of 2018 and report top-line results from the trial in 2019, based on our current operating plan.

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

        The following table summarizes our research and development expenses by program (in thousands):

	Year Ended December 31,
	2017	2016	2015
Edasalonexent	$5,887	$9,012	$6,036
CAT-5571	2,436	690	473
CAT-2054	(138)	3,474	5,365
Other research and platform programs	1,531	2,955	2,950
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	6,816	6,593	5,879
Facilities	1,269	1,019	828
Consultants and professional expenses, including stock-based compensation	191	931	987
Other	690	776	512

Total costs not directly allocated to programs	8,966	9,319	8,206

Total research and development expenses	$18,682	$25,450	$23,030

        Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $29.4 million and $3.6 million, respectively. Since we began separately tracking the CAT-2054 program, total direct expenses to support the program have been $12.6 million. We begin to separately track program expenses at candidate nomination, at which point we will accumulate all costs to support that program to date.

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

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development costs for the foreseeable future, if and to the extent that our product candidate development programs progress. If we advance edasalonexent into a Phase 3 clinical trial and advance CAT-5571 into a Phase 1 clinical trial, we expect that our research and development expenses in the year ending December 31, 2018 will be higher than in the year ending December 31, 2017. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

        We anticipate that our general and administrative expenses will increase in the future, if and to the extent necessary to support our continued operations, potential commercialization of our product candidates and costs of operating as a public company. These increases, if necessary, will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing, Security and Exchange Commission, or SEC, and Sarbanes-Oxley requirements, insurance costs and investor relations costs.

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

Accrued Research and Development Expenses

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by contract research organizations, or CROs, in connection with research and development activities for which we have not yet been invoiced.

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

Stock-Based Compensation

        We issue stock-based awards to employees and non-employees, generally in the form of stock options. We account for our stock-based awards in accordance with the Financial Accounting Standards Board, or FASB, ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be re-measured as the award vests.

        Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to non-employees with service-based vesting conditions is recognized on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non-employees with performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Stock-based compensation expense is adjusted each period to reflect actual forfeitures.

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

        We have computed the fair value of employee, director, consultant and advisor stock options at date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Weighted average expected volatility	76.1 - 81.9%	72.0 - 73.9%	73.6 - 86.8%
Expected term (in years)	6.25 - 9.77	6.25	6.17 - 10.00
Risk free interest rate	2.00 - 2.38%	1.24 - 2.00%	0.92 - 2.45%
Expected dividend yield	0%	0.0%	0.0%

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

        The following table summarizes the classification of our stock-based compensation expense recognized in our statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$784	$723	$681
General and administrative	1,223	1,437	977

Total	$2,007	$2,160	$1,658

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

        The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the dollar change in those items (in thousands):

	Year Ended December 31,
			Period-to- Period Change
	2017	2016
Revenue	$500	$—	$500

Operating expenses:
Research and development	18,682	25,450	(6,768)
General and administrative	8,912	10,108	(1,196)

Total operating expenses	27,594	35,558	(7,964)
Loss from operations	(27,094)	(35,558)	8,464
Other expense, net	(270)	(502)	232

Net loss	$(27,364)	$(36,060)	$8,696

Revenue

        We recognized revenue of $500 thousand related to the Option Agreement. Prior to the year ending December 31, 2017, we had not entered into any other arrangements under which revenue was recognized.

Research and Development Expenses

        Research and development expenses decreased by $6.8 million, or 27% to $18.7 million for the year ended December 31, 2017 from $25.5 million for the year ended December 31, 2016. The decrease in research and development expenses was attributable to a net decrease of $6.4 million in direct program costs, and a $0.4 million decrease in costs not directly allocated to programs. The $6.4 million decrease in direct program expenses included a $3.6 million decrease in costs to support our CAT-2054 program due to completion of certain clinical activities, a $3.1 million decrease in costs to support the edasalonexent program due to the completion of Phase 2 of the MoveDMD clinical trial, and a $1.4 million decrease in costs to support other programs, partially offset by a $1.7 million increase in costs to support the CAT-5571 program. The $0.4 million decrease in costs not directly allocated to programs was attributable to a $0.8 million decrease in consulting, professional services and other costs not directly allocated to programs, partially offset by a $0.2 million increase in employee compensation and a $0.2 million increase in the research and development share of facilities expense.

General and Administrative Expenses

        General and administrative expenses decreased by $1.2 million, or 12% to $8.9 million for the year ended December 31, 2017 from $10.1 million for the year ended December 31, 2016. The decrease in general and administrative expenses was attributable to a $1.1 million decrease in employee compensation due to a reduction in highly compensated employees, a $0.1 million decrease in general office expenses, and a $0.1 million decrease in corporate franchise tax. These decreases were partially offset by a $0.1 million increase in the general and administrative share of facilities expense.

Other Expense, Net

        Other expense, net decreased by $0.2 million to $0.3 million for the year ended December 31, 2017 from $0.5 million for the year ended December 31, 2016, primarily due to a $0.4 million decrease in interest expense due to the declining principal balance on our credit facility, partially offset by a $0.1 million decrease in interest and investment income related to a decrease in our interest-bearing assets and a $0.1 million decrease in other income associated with gains on insurance settlements related to facility damage in 2016.

Comparison of the Years Ended December 31, 2016 and 2015

        The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the dollar change in those items (in thousands):

	Year Ended December 31,
			Period-to- Period Change
	2016	2015
Operating expenses:
Research and development	25,450	23,030	2,420
General and administrative	10,108	8,629	1,479

Total operating expenses	35,558	31,659	3,899
Loss from operations	(35,558)	(31,659)	(3,899)
Other expense, net	(502)	(971)	469

Net loss	$(36,060)	$(32,630)	$(3,430)

Research and Development Expenses

        Research and development expenses increased by $2.4 million, or 10%, to $25.5 million for the year ended December 31, 2016 from $23.0 million for the year ended December 31, 2015. The increase in research and development expenses was primarily attributable to a net increase of $1.3 million in direct program costs, comprised of an increase of $3.0 million in costs related to edasalonexent, primarily related to the MoveDMD clinical trial, and an increase of $1.0 million in direct costs related to pre-clinical programs, partially offset by a decrease of $2.7 million across the CAT-2054 and CAT-2003 programs. In addition, costs related to internal research and development operations increased by $1.1 million, $0.7 million of which was associated with salaries, benefits and stock-based compensation expenses for new hires, $0.2 million of which was attributable to increased facilities expense, and $0.2 million of which was spread across other categories, including depreciation and professional services.

General and Administrative Expenses

        General and administrative expenses increased by $1.5 million, or 17%, to $10.1 million for the year ended December 31, 2016 from $8.6 million for the year ended December 31, 2015. The increase in general and administrative expenses was attributable to increased employee costs of $0.7 million associated with salaries, benefits, and stock-based compensation expenses for new hires; increased consulting and professional fees of $0.5 million, driven by the costs of operating as a public company; and increased insurance expense of $0.3 million due to our public company directors and officers insurance policy.

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

Liquidity and Capital Resources

        From our inception through December 31, 2017, we have raised an aggregate of $194.4 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $10.2 million represented gross proceeds from our ATM offering programs, $10.0 million was from a secured debt financing and $0.8 million was from common stock option and warrant exercises. As of December 31, 2017, we had $16.4 million in cash and cash equivalents. Following December 31, 2017, we raised an additional $8.3 million in net proceeds under our ATM offering program.

        We have not generated any revenue from product sales to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur a net operating loss in 2018 and continue to incur net operating losses for the foreseeable future. As of December 31, 2017, we had an accumulated deficit of $171.4 million. We expect to continue to incur significant expenses and operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and to the extent that we continue to develop and conduct clinical trials with respect to edasalonexent and other product candidates; initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the marketing and sale of certain of our product candidates; hire additional personnel, such as clinical, regulatory, quality control and scientific personnel; and operate as a public company.

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

        In connection with our IPO, all shares of our preferred stock were automatically converted into an aggregate of 9,029,549 shares of our common stock and our outstanding warrants to purchase 315,688 shares of preferred stock were automatically converted into warrants to purchase 24,566 shares of common stock with an exercise price of $12.21 per share.

At-the-Market Offerings

        In August 2016, we entered into a sales agreement with Cowen and Company LLC, or Cowen, pursuant to which we could issue and sell shares of our common stock for an aggregate maximum offering amount of $10.0 million under an ATM program, or the First ATM Program. In March 2017, we reduced the aggregate maximum amount of the offering under the First ATM Program to $8.8 million, which was fully utilized as of September 30, 2017. In October 2017, we entered into a second sales agreement with Cowen pursuant to which we could issue and sell shares of our common stock for an aggregate maximum offering amount of $10.0 million under a second ATM program, or the Second ATM Program. Cowen was not required to sell any specific amount, but acted as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement, which became effective on July 19, 2016. We paid Cowen 3% of the gross proceeds from the common stock sold through these sales agreements.

        During the year ended December 31, 2017, we sold an aggregate of 4,804,796 shares of common stock pursuant to the ATM Programs, at an average price of $1.79 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.0 million after deducting sales commissions and offering expenses. As of December 31, 2017, $8.6 million of common stock remained available for sale under the Second ATM Program. Subsequent to December 31, 2017, we sold an aggregate of 5,390,255 shares of common stock pursuant to the Second ATM Program, at an average price of $1.59 per share, for gross proceeds of $8.6 million, representing the remainder of the common stock that could be sold under the Second ATM Program, resulting in net proceeds of $8.3 million after deducting sales commissions and offering expenses.

2016 Shares Sold and Offerings

        During the year ended December 31, 2016, we sold an aggregate of 3,243,015 shares of common stock either through a direct offering or an at-the-market offering at an average offering price of $4.04 per share. The shares sold in the offering were sold pursuant to the Shelf Registration Statement. We received aggregate gross proceeds from the sales of $13.1 million, resulting in net proceeds of $12.0 million after deducting underwriting discounts and commissions and offering expenses.

Preferred Stock Financing

        In March 2015, we raised $12.4 million in gross proceeds from the sale of 13,062,965 shares of our series B preferred stock at a price per share of $0.9503.

Credit Facility

        On August 27, 2014, we entered into a loan and security agreement with MidCap Financial Trust, Flexpoint MCLS SPV LLC and Square 1 Bank, or the Credit Facility. In March and December 2015, we entered into amendments to the Credit Facility, or the March 2015 Amendment and the December 2015 Amendment, respectively. As amended, the Credit Facility provided for initial borrowings of $5.0 million and additional borrowings of up to $20.0 million. Concurrently with entering into the Credit Facility in August 2014, we borrowed $5.0 million under a term loan under the Credit Facility. Concurrently with the March 2015 Amendment, we drew down an additional $5.0 million under our term loan under the Credit Facility. The remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015. All borrowings under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of our personal property, other than our intellectual property. The December 2015 Amendment revised terms to allow for the creation of a wholly owned subsidiary entity. In connection with the drawdowns under the Credit Facility, we issued warrants to purchase shares of convertible preferred stock to the lenders, which upon the closing of our

IPO were automatically converted into warrants to purchase an aggregate of 24,566 shares of our common stock at an exercise price of $12.21 per share. The warrants were exercisable immediately and expire after seven years.

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

        The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At December 31, 2016, we concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. At December 31, 2017, the maturity date of the debt was within twelve months and therefore all debt was classified as current.

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

Funding Requirements

        Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead. As of December 31, 2017, we had an accumulated deficit of $171.4 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

        As of December 31, 2017, we had available cash and cash equivalents of $16.4 million. Subsequent to December 31, 2017, we obtained gross proceeds of $8.6 million from our at-the-market offering program, discussed in "Notes to Consolidated Financial Statements—Footnote 16—Subsequent Events". We expect that our existing cash and cash equivalents are sufficient to support our operating expenses and capital expenditure requirements through September 2018. If, and to the extent that, we continue the research and development of, and conduct clinical trials and seek marketing approval for, our product candidates, including the advancement of edasalonexent into a Phase 3 trial and CAT-5571 into a Phase 1 trial, we expect our expenses to increase in connection with such activities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including the conduct of our Phase 3 development activities of edasalonexent, our Phase 1 development activities of CAT-5571, and subsequent related expenses. In the event that we are unsuccessful in securing capital on acceptable terms for some or all of our programs, then we would review our remaining strategic alternatives to maximize shareholder value including, but not limited to, focusing resources on a subset of our product candidates or exploring a potential sale of our company or our assets. These factors, and our available cash resources, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

        We have based our estimates regarding our uses of capital resources to fund operations on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our current and potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Comparison of the Years Ended December 31, 2017 and 2016

        The following table provides information regarding our cash flows for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(26,836)	$(32,858)
Net cash provided by (used in) investing activities	14,883	(15,490)
Net cash provided by financing activities	4,726	9,164

Net decrease in cash and cash equivalents	$(7,227)	$(39,184)

Net Cash Used in Operating Activities

        Net cash used in operating activities was $26.8 million for the year ended December 31, 2017 and consisted primarily of a net loss of $27.4 million adjusted for non-cash items, including stock-based compensation expense of $2.0 million, depreciation and amortization expense of $0.3 million, non-cash interest expense of $0.2 million, and a net increase in operating assets of $1.9 million, which resulted primarily from decreases in accrued expenses and accounts payable and an increase in prepaid expenses and other current assets.

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

Net Cash Used in Investing Activities

        Net cash provided by investing activities was $14.9 million during the year ended December 31, 2017, which was attributable to maturities of available-for-sale securities. Net cash used in investing activities was $15.5 million during the year ended December 31, 2016, which was primarily attributable to net purchases of available-for-sale securities of $15.1 million and $0.4 million in net laboratory equipment purchases.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $4.7 million during the year ended December 31, 2017, which was attributable to net proceeds of $8.0 million from our ATM programs, partially offset by $3.3 million in payments made on borrowings under the Credit Facility. Net cash used in financing activities in the year ended December 31, 2016 was $9.2 million, attributable to net proceeds of $12.0 million in a registered direct offering and from the First ATM Program, and $0.5 million from exercises of common stock options and warrants. These proceeds were partially offset by $3.3 million in payments made on borrowings under the Credit Facility.

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

Net Cash Used in Investing Activities

        Net cash used in investing activities was $15.5 million for the year ended December 31, 2016 compared to $0.4 million for the year ended December 31, 2015, an increase of $15.1 million, which was primarily attributable to net purchases of available-for-sale securities of $15.1 million.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $9.2 million for the year ended December 31, 2016 compared to $78.3 million for the year ended December 31, 2015. The cash provided by financing activities for the year ended December 31, 2016 attributable to net proceeds of $12.0 million in a registered direct offering and from the First ATM Program, and $0.5 million in proceeds from exercises of common stock options and warrants, partially offset by $3.3 million in payments made on borrowings under the Credit Facility. The cash provided by financing activities for the year ended December 31, 2015 primarily consisted of net proceeds received from our IPO of $61.7 million, net proceeds of $12.3 million from the issuance of 13,062,965 shares of our series B preferred stock in March 2015, net borrowings of $4.2 million from our Credit Facility, and $0.1 million from stock option exercises.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

        The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2017:

	Payments due by period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Term loan(1)	2,927	$2,927	$—	$—
Operating lease obligations(2)	3,521	1,379	2,142	—

Total contractual cash obligations	$6,448	$4,306	$2,142	$—

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $16.4 million and, as of December 31, 2016, we had cash, cash equivalents and available-for-sale securities of $38.5 million. In each case, our cash equivalents consisted primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our available-for-sale securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our available-for-sale securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

        As of December 31, 2017 and December 31, 2016, we had no material liabilities denominated in foreign currencies.

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

        As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for "emerging growth companies".

Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is set forth under the captions "Election of Directors," "Directors," "Corporate Governance," "Executive Officers," "Corporate Governance—Code of Ethics" and "Compensation Governance—Audit Committee Financial Expert" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

        We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

        We have adopted a code of ethics, our Code of Business Conduct and Ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics, as well as our corporate governance guidelines and the charters for the audit, compensation, nominating and corporate governance, and science and technology committees of our Board of Directors, are each accessible under the "Corporate Governance" heading of the "Investors" section of our website, http://www.catabasis.com. This information is also available in print to any stockholder who requests it, by writing to Catabasis, Inc., One Kendall Square, Bldg. 1400E, Suite B14202, Cambridge, Massachusetts 02139, Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Code of Business Conduct & Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.    Executive Compensation

        The information required by this Item is set forth under the captions "Executive Officers," "Executive Compensation—Compensation Discussion and Analysis," "Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Director Compensation" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

        See "Securities Authorized for Issuance under Equity Compensation Plans" in Item 5 of this Annual Report on Form 10-K.

        The other information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is set forth under the captions "Corporate Governance—Board Independence" and "Director Compensation—Transactions with Related Persons" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is set forth under the caption "Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, and is incorporated into this Annual Report on Form 10-K by reference.

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

(a)(3) Exhibits

        The exhibits required for this Annual Report on Form 10-K by Item 601 of Regulation S-K and Item 15(b) of Form 10-K are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on July 1, 2015)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on July 1, 2015)

4.1		Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

10.1		Warrant to purchase shares of Series B Preferred Stock issued on August 27, 2014 by the Registrant to Square 1 Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.2		Warrant to purchase shares of Series B Preferred Stock issued on August 27, 2014 by the Registrant to Midcap Financial SBIC, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.3	*	Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.4	*	Form of Incentive Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.5	*	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.6	*	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

10.7	*	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.8	*	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

Exhibit Number		Description of Exhibit
10.9	*	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.10		Second Amended and Restated Investors' Rights Agreement, dated as of March 17, 2015, among the Registrant and the other parties thereto, as amended June 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

10.11	*	Amended and Restated Employment Agreement, dated as of April 7, 2010, by and between the Registrant and Jill C. Milne, as amended (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.12	*	Offer Letter, dated as of September 30, 2015, by and between the Registrant and Deirdre Cunnane (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-37467) filed with the Securities and Exchange Commission on March 15, 2016)

10.13	*	Catabasis Pharmaceuticals, Inc. Executive Severance Benefits Plan effective April 15, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on April 19, 2016)

10.14	*	Form of Indemnification Agreement by and between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.15		Credit and Security Agreement, dated as of August 27, 2014, by and among the Registrant, Midcap Financial SBIC, L.P., Square 1 Bank and the other lenders identified therein, as amended on March 31, 2015 (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.16		Second Amendment to Credit and Security Agreement, dated as of December 22, 2015, by and among the Registrant, Midcap Financial SBIC, L.P., Square 1 Bank and the other lenders identified therein (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-37467) filed with the Securities and Exchange Commission on March 15, 2016)

10.17		Indenture of Lease, dated as of December 17, 2010, by and between the Registrant and RB Kendall Fee, LLC, as amended (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.18		Second Amendment of Lease, dated as of July 16, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on November 11, 2015)

10.19		Third Amendment of Lease, dated as of November 3, 2016, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on November 7, 2016)

Exhibit Number	Description of Exhibit
10.20	Fourth Amendment of Lease, dated August 7, 2017, by and between Registrant and ARE-MA REGION NO. 59, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on August 10, 2017)

10.21	Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Square 1 Bank(incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)
10.22	Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Midcap Financial Trust (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.23	Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Flexpoint MCLS Holdings, LLC (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.24	Summary of Non-employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on May 12, 2016)

10.25	Sales Agreement, dated as of August 11, 2016, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on August 11, 2016)

10.26	Sales agreement, dates as of October 13, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on October 13, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 001-37467) filed with the Securities and Exchange Commission on March 15, 2016)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Labels Linkbase Document

Exhibit Number	Description of Exhibit
101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan arrangement.

Item 16.    Form 10-K Summary

        Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Catabasis Pharmaceuticals, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Catabasis Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, will require substantial additional capital to fund operations, and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2010.

Boston, Massachusetts

March 15, 2018

Catabasis Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,369	$23,596
Available-for-sale securities	—	14,931
Prepaid expenses and other current assets	1,094	1,001

Total current assets	17,463	39,528
Property and equipment, net	321	568
Restricted cash	113	113

Total assets	$17,897	$40,209

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$773	$1,405
Accrued expenses	2,432	3,677
Current portion of notes payable, net of discount	2,479	3,243
Other liability	332	—

Total current liabilities	6,016	8,325

Deferred rent, net of current portion	89	53
Notes payable, net of current portion and discount	—	2,479
Other liability	—	266

Total liabilities	6,105	11,123
Commitments (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 23,645,247 and 18,817,572 shares issued and outstanding at December 31, 2017 and 2016, respectively	24	19
Additional paid-in capital	183,202	173,141
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(171,434)	(144,070)

Total stockholders' equity	11,792	29,086

Total liabilities and stockholders' equity	$17,897	$40,209

The accompanying notes are an integral part of these consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$500	$—	$—

Operating expenses:
Research and development	18,682	25,450	23,030
General and administrative	8,912	10,108	8,629

Total operating expenses	27,594	35,558	31,659

Loss from operations	(27,094)	(35,558)	(31,659)
Other (expense) income:
Interest expense	(462)	(837)	(978)
Interest and investment income	160	242	—
Other income, net	32	93	7

Total other expense, net	(270)	(502)	(971)

Net loss	$(27,364)	$(36,060)	$(32,630)

Net loss per share—basic and diluted	$(1.26)	$(2.22)	$(4.06)

Weighted-average common shares outstanding used in net loss per share—basic and diluted	21,681,534	16,230,190	8,041,948

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(27,364)	$(36,060)	$(32,630)
Other comprehensive income (loss):
Gain (loss) on available-for-sale securities	4	(4)	—

Total other comprehensive income (loss):	4	(4)	—

Comprehensive loss	$(27,360)	$(36,064)	$(32,630)

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
									Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
					Number of Shares		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount		Par Value

Balance at December 31, 2014	68,837,703	47,898	34,129,571	32,248	493,200	1	2,326	(75,380)	—	(73,053)

Issuance of common stock from initial public offering, net of issuance costs of $7.3 million	—	—	—	—	5,750,000	5	61,739	—	—	61,744
Issuance of series B convertible preferred stock, net of issuance cost of $0.1 million	—	—	13,062,965	12,331	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(68,837,703)	(47,898)	(47,192,536)	(44,579)	9,029,549	9	92,468			92,477
Conversion of series B preferred stock warrants into warrants for the purchase of common stock	—	—	—	—	—	—	206	—	—	206
Proceeds from exercises of common stock options	—	—	—	—	40,548	—	91	—	—	91
Stock-based compensation expense	—	—	—	—	—	—	1,658	—	—	1,658
Net loss	—	—	—	—	—	—	—	(32,630)	—	(32,630)

Balance at December 31, 2015	—	—	—	—	15,313,297	15	158,488	(108,010)	—	50,493

Issuance of common stock for registered direct and at-the-market offerings, net of issuance costs of $1.1 million	—	—	—	—	3,243,015	3	11,991	—	—	11,994
Proceeds from exercises of common stock options and warrants	—	—	—	—	261,260	1	502	—	—	503
Stock-based compensation expense	—	—	—	—	—	—	2,160	—	—	2,160
Unrealized losses on short-term investments	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	—	(36,060)	—	(36,060)

Balance at December 31, 2016	—	$—	—	$—	18,817,572	$19	$173,141	$(144,070)	$(4)	$29,086

Issuance of common stock for at-the-market offerings, net of issuance costs of $0.6 million	—	—	—	—	4,804,796	5	8,031	—	—	8,036
Proceeds from exercises of common stock options	—	—	—	—	22,879	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	—	—	2,007	—	—	2,007
Realized gain on short-term investments	—	—	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	—	—	(27,364)	—	(27,364)

Balance at December 31, 2017	—	$—	—	$—	23,645,247	$24	$183,202	$(171,434)	$—	$11,792

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(27,364)	$(36,060)	$(32,630)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	304	395	202
Stock-based compensation expense	2,007	2,160	1,658
Accretion of discount/premium on investment securities	26	148	—
Non-cash interest expense	155	277	293
Gain on sale of fixed assets	(30)	(52)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(93)	(229)	(450)
Other assets	—	—	2
Accounts payable	(632)	77	196
Accrued expenses	(1,215)	418	954
Deferred rent	6	8	(18)

Net cash used in operating activities	(26,836)	(32,858)	(29,793)

Investing activities
Purchases of available-for-sale securities	—	(45,539)	—
Sales and maturities of available-for-sale securities	14,910	30,456	—
Purchases of property and equipment	(57)	(459)	(421)
Sale of property and equipment	30	52	—

Net cash provided by (used in) investing activities	14,883	(15,490)	(421)

Financing activities
Proceeds from initial public offering, net of issuance costs	—	—	61,744
Proceeds from issuance of preferred stock, net of issuance costs	—	—	12,331
Proceeds from registered direct offering, net of issuance costs	—	10,603	—
Proceeds from at-the-market offering, net of issuance costs	8,036	1,391	—
Proceeds from exercise of common stock options and warrants	23	503	91
Proceeds from borrowing	—	—	5,000
Payments on borrowing	(3,333)	(3,333)	(833)
Debt issuance costs	—	—	(7)

Net cash provided by financing activities	4,726	9,164	78,326

Net (decrease) increase in cash and cash equivalents	(7,227)	(39,184)	48,112
Cash and cash equivalents, beginning of period	23,596	62,780	14,668

Cash and cash equivalents, end of period	$16,369	$23,596	$62,780

Supplemental disclosure of cash flow information
Cash paid for interest	$327	$582	$684

Non-cash financing activities
Warrants for the purchase of series B preferred stock issued in conjunction with credit facility	$—	$—	$107

Initial public offering costs in accounts payable and accrued liabilities	$—	$—	$(492)

Reclassification of deferred IPO costs from non-current assets to additional paid-in capital	$—	$—	$1,787

Reclassification of warrant liability to additional paid-in capital	$—	$—	$206

The accompanying notes are an integral part of these consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

The Company

        Catabasis Pharmaceuticals, Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on the Company's proprietary Safely Metabolized And Rationally Targeted, or SMART, linker, or SMART LinkerSM, drug discovery platform. The Company's SMART Linker technology platform enables the Company to engineer product candidates that can simultaneously modulate multiple targets in a disease. The Company's proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. The Company's primary focus is on treatments for rare diseases. The Company has applied its SMART Linker drug discovery platform to build an internal pipeline of product candidates for rare diseases and plans to pursue partnerships to develop additional product candidates. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity and Going Concern

        In August 2016, the Company entered into a sales agreement with Cowen and Company LLC, ("Cowen"), pursuant to which the Company could issue and sell shares of common stock for an aggregate maximum offering amount of $10.0 million under an at-the-market offering program (the "First ATM Program"). In March 2017, the Company reduced the maximum amount of the offering under the First ATM Program to $8.8 million, which was fully utilized as of September 30, 2017. In October 2017, the Company entered into a second sales agreement with Cowen pursuant to which the Company may issue and sell shares of common stock for an aggregate maximum offering amount of $10.0 million under a second at-the-market offering program (the "Second ATM Program"). Cowen is not required to sell any specific amount, but acts as the Company's sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement have been sold pursuant to a shelf registration statement, which became effective on July 19, 2016. The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements.

        During the year ended December 31, 2017, the Company sold an aggregate of 4,804,796 shares of common stock pursuant to the First ATM Program, at an average price of $1.79 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.0 million after deducting sales commissions and offering. As of December 31, 2017, $8.6 million of common stock remained available for sale under the Second ATM Program. Subsequent to December 31, 2017, the Company sold an aggregate of 5,390,255 shares of common stock pursuant to the Second ATM Program, at an average price of $1.59 per share, for gross proceeds of $8.6 million, representing the remainder of the common stock that could be sold under the Second ATM Program, resulting in net proceeds of $8.3 million after deducting sales commissions and offering expenses, thus the Second ATM Program has been fully utilized.

        During the year ended December 31, 2016, the Company sold an aggregate of 3,243,015 shares of common stock either through a direct offering or an at-the-market offering at an average offering price of $4.04 per share. The shares sold in the offering were sold pursuant to the Shelf Registration Statement. The Company received aggregate gross proceeds from the sales of $13.1 million, resulting in net proceeds of $12.0 million after deducting underwriting discounts and commissions and offering expenses.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Operations (Continued)

        As of December 31, 2017, the Company had an accumulated deficit of $171.4 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

        The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding, including the resources necessary to fund a global Phase 3 clinical trial of edasalonexent in DMD, which the Company plans to begin in the first half of 2018. The Company is currently exploring various avenues to secure capital to advance edasalonexent into a Phase 3 clinical trial, and its Phase 3 development activities will be dependent on securing adequate capital resources.

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

        As of December 31, 2017, the Company had available cash and cash equivalents of $16.4 million. The Company's current operating plan provides for cash to fund operations through September 2018. Based on the Company's available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition requires substantial doubt about the Company's ability to continue as a going concern.

        The Company's plans to address this condition include seeking additional funds through equity or debt financings or through collaboration or licensing transactions. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies, including ceasing or delaying development of the Company's product candidates. Accordingly, the Company has concluded that substantial doubt exists regarding the Company's ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

        The Company utilizes certain estimates to record expenses relating to research and development contracts. These contract estimates, which are primarily related to the length each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from third-party service providers.

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

Cash and Cash Equivalents

        The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist primarily of money market funds backed by U.S. government securities, are stated at fair value. Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2017	2016
Cash	$2,781	$1,173
Money market fund	13,588	22,423

Total	$16,369	$23,596

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

        The carrying amounts reflected in the balance sheets for cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at December 31, 2017 and 2016, due to their short-term nature. There have been no changes to the valuation methods during the years ended December 31, 2017 and 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the year ended December 31, 2017 and 2016. At December 31, 2017, the carrying value of the Company's debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

        The Company's investment portfolio may include fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company determines the fair value of available-for-sale securities (Note 4) using Level 2 inputs.

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

Impairment of Long-Lived Assets

        The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through December 31, 2017.

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

Revenue Recognition

        Effective January 1, 2017, the Company adopted Accounting Standards Codification ("ASC"), Revenue from Contracts with Customers, ("ASC 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Stock-Based Compensation

        The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected term of the option, risk-free interest rates and expected dividend yields of the Common Stock.

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

        During the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$784	$723	$681
General and administrative	1,223	1,437	977

Total	$2,007	$2,160	$1,658

        No related tax benefits were recognized for the years ended December 31, 2017, 2016 and 2015.

Grant Awards

        In the years ended December 31, 2017, 2016 and 2015, the Company received $124,000, $376,000, $100,000, respectively, in grants from the Muscular Dystrophy Association, Friedreich's Ataxia Research Alliance and Parent Project for Muscular Dystrophy. In the years ended December 31, 2017, 2016, 2015

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the Company utilized $205,000, $224,000 and $100,000 of the grants received to offset related expenses incurred in the Company's statements of operations.

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

        The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Stock options	2,845,626	2,270,169	1,723,554
Common stock warrants	24,566	24,566	59,405

	2,870,192	2,294,735	1,782,959

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

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740, Expenses—Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company did not have any significant uncertain tax positions for any periods presented.

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

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2017 and 2016, amounts in accumulated other comprehensive loss were comprised of unrealized gains and losses on available-for-sale securities. For the year ended December 31, 2015, comprehensive loss was equal to net loss.

Recent Accounting Pronouncements—Adopted

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). The standard replaced existing revenue recognition standards and significantly expanded the disclosure requirements for revenue arrangements. The Company adopted the standard on January 1, 2017 using the full retrospective method. The adoption of the new standard did not have an effect on previously issued consolidated financial statements as the Company had not recognized any revenue prior to 2017.

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09"). This standard amended the existing guidance in an attempt to simplify several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the standard on January 1, 2017. The amended guidance eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized in additional paid-in capital. This created approximately $0.2 million of deferred tax assets relating to federal and state net operating losses that were fully offset by a corresponding increase in the valuation allowance. As a result, there was no cumulative effect adjustment to accumulated deficit. As part of the adoption of ASU 2016-09, the Company elected to record forfeitures as they occur, which did not have a material impact on the consolidated financial statements upon adoption.

        In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, ("ASU 2017-09"). This standard provides clarity on whether the change in existing terms and conditions of a share-based award require application of the guidance in ASC Topic 718, Compensation—Stock Compensation. The Company early adopted the standard in the period ending June 30, 2017. As of December 31, 2017, there was no material impact on the Company's consolidated financial statements, and any future impact from adoption will be dependent on future transactions involving modifications of share-based awards.

Recent Accounting Pronouncements—Not Yet Adopted

        From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

        In February 2016, the FASB issued ASU 2016-02, Leases, ("ASU 2016-02"). This standard amends the existing guidance to require lessees to present most leases on their balance sheets but recognize corresponding expenses on their statements of operations. It is effective for annual reporting periods

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

beginning after December 15, 2018, but early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

3. Financial Instruments

        The following tables present information about the Company's financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$13,588	$—	$—	$13,588

Total assets	$13,588	$—	$—	$13,588

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$22,423	$—	$—	$22,423
Available-for-sale securities:
Corporate debt securities	—	13,930	—	13,930
U.S. government-sponsored securities	—	1,001	—	1,001

Total assets	$22,423	$14,931	$—	$37,354

        As of December 31, 2017 and December 31, 2016, the Company's cash equivalents consisted principally of money market funds, which approximated their fair value due to their short-term nature.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Available-for-Sale Securities

        As of December 31, 2017, the Company held no available-for-sale securities. The following table summarizes the available-for-sale securities held at December 31, 2016 (in thousands):

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

        Gross realized gains and losses on the sales of available-for-sale securities are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company's condensed consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. During the year ended December 31, 2016 the Company received $7.8 million in proceeds from sales of available-for-sale securities. There were no proceeds from sales of available-for-sale securities in the year ended December 31, 2017, as all proceeds related to maturities of underlying securities. The gains on proceeds from sales and maturities of available-for-sale securities were not material to the Company's condensed consolidated results of operations for the years ended December 31, 2017 and 2016.

5. Restricted Cash

        At December 31, 2017 and 2016, the Company had an outstanding letter of credit for $0.1 million as a security deposit for its operating lease agreement for office space (Note 9). The Company is required to maintain this deposit for the duration of the lease agreement.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment

        Property and equipment and related accumulated depreciation were as follows (in thousands):

		December 31,
	Estimated Useful Life (Years)	2017	2016
Lab equipment	3	$1,470	$1,565
Computer equipment	3	165	166
Furniture and fixtures	5	77	77
Leasehold improvements	Lesser of useful life or remaining lease term	264	259

		1,976	2,067
Less accumulated depreciation and amortization		(1,655)	(1,499)

Total property and equipment, net		$321	$568

        Depreciation and amortization expense was $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation	$632	$1,252
Accrued contracted research costs	1,357	1,850
Accrued professional fees	298	215
Accrued other	145	360

Total	$2,432	$3,677

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

bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other current liabilities. In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. As of December 31, 2017, the Company would be obligated to pay 1% of the amount of the outstanding principal in the event of a prepayment. The effective interest rate as of December 31, 2017 was 11.2%.

        In conjunction with Term Loan A, the Company issued warrants (the "2014 Warrants") to purchase 157,844 shares of series B convertible preferred stock. In conjunction with Term Loan B, the Company issued warrants (the "2015 Warrants") to purchase an additional 157,844 shares of series B convertible preferred stock. Upon the closing of the Company's initial public offering (the "IPO") in June 2015, the warrants to purchase shares of convertible preferred stock to the lenders were automatically converted into warrants to purchase an aggregate of 24,566 shares of Common Stock at an exercise price of $12.21 per share. The warrants were exercisable immediately and expire after seven-years. At issuance, the warrants were valued at $0.2 million using the Black-Scholes option-pricing model. They were recorded as debt discounts of $0.2 million and are being accreted as interest expense using the effective-interest method over the remaining term of the loans.

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

        Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash. Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At December 31, 2016, the Company concluded that the likelihood of the acceleration of the debt was remote, as a material adverse event had not occurred and was unlikely to occur and therefore the debt was classified in current and long-term liabilities based on scheduled principal payments. At December 31, 2017, the maturity date of the debt was within twelve months and therefore all debt was classified as current. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

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

        Estimated future principal payments at December 31, 2017 are as follows (in thousands):

Year Ending December 31,	Amount
2018	2,500

Total	$2,500
Less: discount for warrants and costs paid to lenders	(21)
Less: current portion	(2,479)

Note payable, net of current portion and discount	$—

        During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.5 million, $0.8 million and $1.0 million, respectively, of interest expense related to the Credit Facility.

9. Commitments

        In November 2010, the Company entered into an operating lease for office and laboratory space, which has been amended multiple times. Based on the latest amendment, the lease agreement includes escalating rent payments and is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

        Future minimum payments required under the non-cancelable operating lease as of December 31, 2017 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2018	1,379
2019	1,421
2020	721

Total minimum lease payments	$3,521

        Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $0.9 million and $0.8 million, respectively.

10. Revenue Recognition

        In August 2017, the Company entered into an option agreement ("Option Agreement") with an unaffiliated party ("Recipient"), which is within the scope of ASC 606. Under the terms of the Option Agreement, the Company agreed to provide compound material for certain of their product candidates and the right for the Recipient to use the material to perform research during the term of the Option Agreement. The Option Agreement included a non-refundable up-front payment of $250 thousand. The term of the Option Agreement commenced in August 2017 and could be extended upon additional payments of $250 thousand made by the Recipient, at its option, at the beginning of each of the next two quarterly periods. In October 2017, the Company received an additional $250 thousand payment to extend the term for an additional quarterly period. In December, 2017, the Recipient terminated the agreement. In the future, the Company will seek to generate additional revenue primarily from a combination of product sales and collaborations with strategic partners.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Revenue Recognition (Continued)

        During the year ended December 31, 2017, the Company recognized $500 thousand in revenue related to the Option Agreement.

11. Preferred Stock

  Convertible Preferred Stock

        In March, 2015, the Company issued 13,062,965 shares of Series B Preferred Stock at $0.9503 per share, and received net proceeds of $12.3 million. Prior to the IPO, the holders of the Company's convertible Preferred Stock had certain voting and dividend rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the convertible Preferred Stock were terminated at the time of the Company's IPO in conjunction with the conversion of all outstanding shares of convertible Preferred Stock into shares of Common Stock. Upon the closing of the Company's IPO on June 30, 2015, all outstanding shares of the Company's Preferred Stock were automatically converted into 9,029,549 shares of Common Stock. As of December 31, 2016, the Company had 5,000,000 shares of Preferred Stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.

  Preferred Stock

        As of December 31, 2017, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

12. Common Stock

        As of December 31, 2017, the Company had 150,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, with 23,645,247 shares issued and outstanding. The voting, dividend and liquidation rights of holders of Common Stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding Preferred Stock. The Company's Common Stock has the following characteristics:

Voting

        The holders of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

        The holders of Common Stock are entitled to receive dividends, if and when declared by the board of directors. Cash dividends may not be declared or paid to holders of Common Stock until paid on each series of outstanding Preferred Stock in accordance with their respective terms. No dividends have been declared or paid from the Company's inception through December 31, 2017.

Liquidation

        In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in the Company's assets available for distribution to stockholders, subject to any preferential or other rights of any then-outstanding Preferred Stock.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Common Stock (Continued)

Reserved for Future Issuance

        The Company has reserved for future issuance the following shares of Common Stock:

	As of December 31,
	2017	2016
Warrants for the purchase of Common Stock	24,566	24,566
Options to purchase Common Stock	3,669,791	2,939,968
Employee Stock Purchase Plan	523,659	335,484

Total	4,218,016	3,300,018

13. Stock Incentive Plans

        Prior to the IPO, the Company granted awards to eligible participants under its 2008 Equity Incentive Plan ("2008 Plan"). In May 2015, the Company's board of directors adopted and, in June 2015, the Company's stockholders approved the 2015 Stock Incentive Plan ("2015 Plan"), which became effective immediately prior to the effectiveness of the IPO. Subsequent to the IPO, option grants are awarded to eligible participants only under the 2015 Plan.

        The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The maximum number of shares of Common Stock that may be delivered in satisfaction of awards under the 2015 Plan is 1,068,287 shares, plus (1) 25,942 shares that were available for grant under the 2008 Plan immediately prior to the closing of the IPO, (2) the number of shares of Common Stock subject to outstanding awards under the 2008 Plan upon closing of the IPO that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (3) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2016 and continuing until, and including, the fiscal year ending December 31, 2025, equal to the lowest of 1,297,334 shares of Common Stock, 4% of the number of shares of Common Stock outstanding on the first day of the fiscal year and an amount determined by the Company's board of directors. The January 1, 2018 and 2017 increases to the 2015 Plan added 945,810 and 752,702 authorized shares, respectively.

        As of December 31, 2017, the Company had reserved 832,092 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance. As of December 31, 2017, the Company had reserved 2,837,699 shares of Common Stock under the 2015 Plan, of which 824,165 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

        Terms of stock option agreements, including vesting requirements, are determined by the Company's board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through December 31, 2017, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company's board of directors on the date of grant.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stock Incentive Plans (Continued)

        A summary of the Company's stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,270,169	$6.11	8.14	$613
Granted	890,740	$1.26
Exercised	(22,879)	$1.01
Cancelled or forfeited	(292,404)	$7.13

Outstanding at December 31, 2017	2,845,626	$4.53	7.75	$216

Vested and Exercisable at December 31, 2017	1,265,411	$5.91	6.53	$—

        The total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $40 thousand, $0.5 million and $0.3 million, respectively. The total adjusted fair value of employee options vested for the years ended December 31, 2017, 2016 and 2015 was $2.2 million, $2.3 million and $1.4 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the years ended December 31, 2017, 2016, and 2015 was $0.85, $2.89 and $7.68, respectively.

        At December 31, 2017, the total unrecognized compensation expense related to unvested stock option awards was $3.2 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.0 years.

Stock-Based Compensation Expense

        The fair value of stock options granted to employees and non-employees was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Weighted-average expected volatility	76.1 - 81.9%	72.0 - 73.9%	73.6 - 86.8%
Expected term (in years)	6.25 - 9.77	6.25	6.17 - 10.00
Risk-free interest rate	2.00 - 2.38%	1.24 - 2.00%	0.92 - 2.45%
Expected dividend yield	0%	0%	0%

Volatility

        Due to the lack of company-specific historical and implied volatility data of its Common Stock, the Company does not have relevant historical data to support its expected volatility. As such, the Company has used a weighted average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies. For purposes of identifying representative companies, the Company considered characteristics such as number of product candidates in early stages of product development, area of therapeutic focus, and length of trading history. The expected volatility was determined using a weighted average of the historical volatilities of the representative

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stock Incentive Plans (Continued)

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

Employee Stock Purchase Plan

        In June 2015, the Company's board of directors adopted and the Company's stockholders approved the 2015 Employee Stock Purchase Plan (the "2015 ESPP") which became effective upon closing of the IPO. The 2015 ESPP initially authorized the issuance of up to a total of 182,352 shares of Common Stock to participating eligible employees. The number of authorized shares increases each January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company's outstanding shares as of the first day of the applicable year, 364,705 shares and any lower amount determined by the Company's board of directors. The January 1, 2018 and 2017 increases to the 2015 ESPP added 236,452 and 188,175 authorized shares, respectively. As of December 31, 2017, there had been no shares issued under the 2015 ESPP.

14. Income Taxes

        For the years ended December 31, 2017, 2016 and 2015, the Company did not record a provision for federal or state income taxes as it has incurred cumulative net operating losses since inception.

        On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act, including the effects on its existing deferred tax balances and the one-time transition tax. For the year ended December 31, 2017, the Company recognized no transition tax as it has no foreign subsidiaries.

        As a result of the Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. This resulted in

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

a decrease to the Company's tax effected deferred tax assets of $19.8 million. As the deferred tax asset is offset in full by a valuation allowance, this enacted legislation had no impact on the Company's financial position or results of operations.

        Any items reported are done so using provisional amounts until the initial accounting required by the Act is complete. Additional time and resources are needed to ensure the correct implementation of the Act.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Federal income tax (benefit) at statutory rate	34.00%	34.00%	34.00%
Permanent differences	(1.16)	(0.85)	(0.86)
Federal research and development credits and adjustments	2.36	2.43	2.64
State income tax, net of federal benefit	5.80	5.70	5.77
Tax reform deferred rate change	(72.21)	—	—
Other	(0.36)	(0.40)	0.28
Change in valuation allowance	31.57	(40.88)	(41.82)

Effective income tax rate	—%	—%	—%

        The Company's deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$41,436	$48,682
Tax credit carryforwards	5,896	4,833
Capitalized research and development	1,879	3,394
Capitalized legal expenses	1,156	1,597
Other differences	1,048	1,335

Total deferred tax assets	51,415	59,841
Valuation allowance	(51,415)	(59,841)

Net deferred tax assets	$—	$—

        The Company recorded a decrease to the valuation allowance of $8.4 million during the year ended December 31, 2017 primarily due to the federal rate reduction from 34% to 21% as a result of the Act. The Company recorded an increase to the valuation allowance of $14.7 million and $13.6 million during the years ended December 31, 2016 and 2015, respectively, due primarily to an increase in the net operating loss carryforwards and tax credits.

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses and expectation of future losses, the deferred tax assets were fully offset by a valuation allowance at December 31, 2017 and 2016.

        As of December 31, 2017, the Company had approximately $152.1 million of federal and $150.4 million of state net operating loss carryforwards to offset future taxable income, if any. Such net operating loss carryforwards expire at varying times through the year 2037, if not utilized. The Company had approximately $4.5 million of federal and $1.8 million of state tax credit carryforwards available to reduce future tax liabilities as of December 31, 2017, which will expire at varying times through the year 2037.

        The Internal Revenue Code of 1986, as amended (the "Code"), provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the Code) that could limit the Company's ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company's formation, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

        The Company's tax returns for the years ended December 31, 2009 through December 31, 2017 are still subject to examination by major tax jurisdictions.

15. Defined Contribution Benefit Plan

        The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company did not provide any contributions to this plan during the years ended December 31, 2017, 2016 or 2015.

16. Subsequent Events

        The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

Sales Agreement

        Subsequent to December 31, 2017, the Company sold an aggregate of 5,390,255 shares of common stock pursuant to the Second ATM Program, at an average price of $1.59 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.3 million after deducting sales commissions and offering expenses. The Second ATM Program was fully utilized as of the date of issuance of these financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Information (unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$—	$—	$250	$250
Operating expenses	7,761	6,919	7,202	5,712
Net loss	(7,876)	(6,974)	(7,017)	(5,497)
Net loss per share:
Basic and Diluted	$(0.41)	$(0.32)	$(0.31)	$(0.24)
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	19,093,273	21,796,194	22,563,174	23,218,476

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating expenses	$9,206	$9,396	$8,283	$8,673
Net loss	(9,418)	(9,445)	(8,419)	(8,778)
Net loss per share:
Basic and Diluted	$(0.61)	$(0.61)	$(0.54)	$(0.47)
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	15,335,516	15,373,964	15,512,608	18,699,480

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        We, the undersigned directors and officers of Catabasis Pharmaceuticals, Inc. (the "Company"), hereby severally constitute and appoint Jill C. Milne and Deirdre Cunnane, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Catabasis Pharmaceuticals, Inc.
Date: March 15, 2018	By:	/s/ JILL C. MILNE Jill C. Milne President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JILL C. MILNE Jill C. Milne	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018
/s/ DEIRDRE CUNNANE Deirdre Cunnane	Chief Legal Officer and Treasurer (Principal Financial Officer)	March 15, 2018
/s/ NOAH CLAUSER Noah Clauser	Vice President of Finance (Principal Accounting Officer)	March 15, 2018
/s/ MICHAEL ROSS Michael Ross	Director	March 15, 2018
/s/ KENNETH BATE Kenneth Bate	Director	March 15, 2018
/s/ BURT ADELMAN Burt Adelman	Director	March 15, 2018

Signature	Title	Date

/s/ JEAN GEORGE Jean George	Director	March 15, 2018
/s/ MICHAEL KISHBAUCH Michael Kishbauch	Director	March 15, 2018