Form 10-Q
period 2018-03-31
CATABASIS PHARMACEUTICALS INC
filed 2018-05-10
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 29,035,502 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•                  our plans to initiate a single global Phase 3 trial of edasalonexent in Duchenne muscular dystrophy and continue to evaluate data from the open-label extension of our MoveDMD® clinical trial of edasalonexent;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$17,030	$16,369
Prepaid expenses and other current assets	889	1,094
Total current assets	17,919	17,463
Property and equipment, net	258	321
Restricted cash	113	113
Total assets	$18,290	$17,897
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,115	$773
Accrued expenses	2,164	2,432
Current portion of notes payable, net of discount	1,657	2,479
Other liability	341	332
Total current liabilities	5,277	6,016
Deferred rent, net of current portion	82	89
Total liabilities	5,359	6,105
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 29,035,502 and 23,645,247 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	29	24
Additional paid-in capital	191,988	183,202
Accumulated deficit	(179,086)	(171,434)
Total stockholders’ equity	12,931	11,792
Total liabilities and stockholders’ equity	$18,290	$17,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating expenses:
Research and development	5,247	5,398
General and administrative	2,392	2,363
Total operating expenses	7,639	7,761
Loss from operations	(7,639)	(7,761)
Other (expense) income:
Interest expense	(57)	(149)
Interest and investment income	32	39
Other income (expense), net	12	(5)
Total other expense, net	(13)	(115)
Net loss	$(7,652)	$(7,876)
Net loss per share - basic and diluted	$(0.29)	$(0.41)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	26,555,840	19,093,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net loss	$(7,652)	$(7,876)
Other comprehensive income:
Gain on available-for-sale securities	—	4
Total other comprehensive income:	—	4
Comprehensive loss	$(7,652)	$(7,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(7,652)	$(7,876)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	62	88
Stock-based compensation expense	479	505
Accretion of discount/premium on investment securities	—	25
Non-cash interest expense	20	50
Changes in assets and liabilities:
Prepaid expenses and other current assets	205	(19)
Accounts payable	342	(468)
Accrued expenses	(277)	(454)
Deferred rent	2	44
Net cash used in operating activities	(6,819)	(8,105)
Investing activities
Sales and maturities of available-for-sale securities	—	14,910
Purchases of property and equipment	—	(9)
Net cash provided by investing activities	—	14,901
Financing activities
Proceeds from at-the-market offering, net of issuance costs	8,313	2,215
Proceeds from exercise of common stock options and warrants	—	21
Payments on borrowing	(833)	(833)
Net cash provided by financing activities	7,480	1,403
Net increase in cash, cash equivalents and restricted cash	661	8,199
Cash, cash equivalents and restricted cash, beginning of period	16,482	23,709
Cash, cash equivalents and restricted cash, end of period	$17,143	$31,908
Supplemental disclosure of cash flow information
Cash paid for interest	$42	104
Non-cash financing activities
Fixed asset purchases included in accounts payable	$—	$5

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

Liquidity

In October 2017, the Company entered into a sales agreement with Cowen and Company LLC (“Cowen”) pursuant to which the Company could issue and sell shares of common stock for an aggregate maximum offering amount of $10.0 million under an at-the-market offering program (the “ATM Program”). Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement, which became effective on July 19, 2016. The Company paid Cowen 3% of the gross proceeds from any common stock sold through these sales agreements.

During the three months ended March 31, 2018, the Company sold an aggregate of 5,390,255 shares of common stock pursuant to the ATM Program, at an average price of $1.59 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.3 million after deducting sales commissions and offering expenses. As of March 31, 2018, the ATM Program has been fully utilized.

As of March 31, 2018, the Company had an accumulated deficit of $179.1 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding, including the resources necessary to fund a global Phase 3 clinical trial of edasalonexent in DMD. The Company is currently exploring various avenues to secure capital to advance edasalonexent into a Phase 3 clinical trial, and its Phase 3 development activities will be dependent on securing adequate capital resources.

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

As of March 31, 2018, the Company had available cash and cash equivalents of $17.0 million. Based on the Company’s current operating plan, the Company believes it has sufficient cash to fund operations through December 2018. Based on the Company’s available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Report on Form 10-Q. This condition results in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans to address this condition include seeking additional funds through equity or debt financings or through collaboration or licensing transactions. The Company may be unable to obtain equity or debt financings or enter into collaboration or licensing transactions and, if necessary, the Company will be required to implement cost reduction strategies, including ceasing or delaying development of the Company’s product candidates. Accordingly, the Company has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2017 and notes thereto, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018 (the “2017 Annual Report on Form 10-K”).

Apart from the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as described below, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

The Company utilizes certain estimates to record expenses relating to research and development contracts. These contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from third-party service providers.

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

During the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$173	$200
General and administrative	306	305
Total	$479	$505

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

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Stock options	3,775,626	2,903,497
Common stock warrants	24,566	24,566
	3,800,192	2,928,063

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	March 31,
	2018	2017
Cash and cash equivalents	$17,030	$31,795
Restricted cash	113	113
Total	$17,143	$31,908

Recent Accounting Pronouncements- Adopted

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted ASU 2016-18 in the period beginning January 1, 2018. Upon adoption of ASU 2016-18 the Company revised the presentation as well as caption of certain items within the unaudited condensed consolidated statements of cash flows to conform to the current period presentation. These revisions had no impact on the net cash used in operating activities or cash, cash equivalents and restricted cash at end of period.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, (“ASU 2017-09”). This standard provides clarity on whether the change in existing terms and conditions of a share-based award require application of the guidance in ASC Topic 718, Compensation- Stock Compensation. The Company early adopted the standard in the period ending June 30, 2017. As of March 31, 2018, there was no material impact on the Company’s consolidated financial statements, and any future impact from adoption will be dependent on future transactions involving modifications of share-based awards.

Recent Accounting Pronouncements- Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”).  This standard amends the existing guidance to require lessees to present most leases on their balance sheets but recognize corresponding expenses on their statements of operations. It is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, (“ASU 2018-02”).  This standard amends the existing guidance related to adjustment of deferred liabilities and assets for the effects of changes in tax laws or rates. This amendment is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2018-03”).  This standard made improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods beginning after June 15, 2018.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2017 Annual Report on Form 10-K, and there were no significant changes to such policies in the three months ended March 31, 2018 that had a material impact on the Company’s results of operations or financial position.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three months ended March 31, 2018 or 2017.

The Company’s investment portfolio may include fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company also invests in certain reverse repurchase agreements which are collateralized by deposits in the form of U.S. Government Securities and Obligations for an amount no less than 102% of their value. The Company does not record an asset or liability for the collateral as the Company is not permitted to sell or re-pledge the collateral. The collateral has at least the prevailing credit rating of U.S. Government Treasuries and Agencies. The Company utilizes a third party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of March 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$5,623	$—	$—	$5,623
U.S. reverse repurchase agreements	—	8,000	—	8,000
Total assets	$5,623	$8,000	$—	$13,623

	As of December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$13,588	$—	$—	$13,588
Total assets	$13,588	$—	$—	$13,588

At March 31, 2018 the Company’s cash equivalents consisted of money market funds and U.S. reverse repurchase agreements. At December 31, 2017, the Company’s cash equivalents consisted of money market funds. At March 31, 2018, and December 31, 2017, cash equivalents approximated their fair value due to their short-term nature.

At March 31, 2018 and December 31, 2017, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

4.              Available-for-Sale Securities

As of March 31, 2018 and December 31, 2017, the Company held no available-for-sale securities.

Gross realized gains and losses on the sales of available-for-sale securities are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. There were no proceeds from sales of available-for-sale securities in the three-month period ended March 31, 2018. All proceeds in the three-month period ended March 31, 2017 related to maturities of underlying securities. The gains on proceeds from maturities of available-for-sale securities were not material to the Company’s condensed consolidated results of operations for the three months ended March 31, 2018 and 2017.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued compensation	$512	$632
Accrued contracted research costs	1,212	1,357
Accrued professional fees	241	298
Accrued other	199	145
Total	$2,164	$2,432

6.              Notes Payable

On August 27, 2014, the Company entered into a credit facility with MidCap Financial Trust, Flexpoint MCLS SPV LLC and Square 1 Bank, which was subsequently amended in March and December 2015 (as amended, the “Credit Facility”). The Credit Facility provided for maximum borrowings of $25.0 million. The Company received total proceeds of $10.0 million under term loans and the remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015.  All amounts outstanding under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date, and is recorded within other current liabilities.   In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. As of March 31,

2018, the Company would be obligated to pay 1% of the amount of the outstanding principal in the event of a prepayment. The effective interest rate as of March 31, 2018 was 11.2%.

In conjunction with the term loans, the Company issued warrants to purchase 315,688 shares of series B convertible preferred stock.  Upon the closing of the Company’s initial public offering (the “IPO”) in June 2015, the warrants were automatically converted into warrants to purchase an aggregate of 24,566 shares of Common Stock at an exercise price of $12.21 per share.

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

Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash.  Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At March 31, 2018 and December 31, 2017, the maturity date of the debt was within twelve months and therefore all debt was classified as current. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

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

Estimated future principal payments at March 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
2018	1,667
Total	$1,667
Less: discount for warrants and costs paid to lenders	(10)
Less: current portion	(1,657)
Note payable, net of current portion and discount	$—

The Company recognized $0.1 million of interest expense related to the Credit Facility in the three month periods ending March 31, 2018 and 2017, respectively.

7.              Commitments

In November 2010, the Company entered into an operating lease agreement for office and laboratory space, which has been amended multiple times. Based on the latest amendment, the lease agreement includes escalating rent payments and is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

Future minimum payments required under the non-cancelable operating lease as of March 31, 2018 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2018	1,040
2019	1,421
2020	721
Total minimum lease payments	$3,182

The Company recognized $0.3 million in rent expense for the three months ended March 31, 2018 and 2017, respectively.

8.              Preferred Stock

As of March 31, 2018, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.  Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

9.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of Common Stock:

	As of March 31,
	2018	2017
Warrants for the purchase of Common Stock	24,566	24,566
Options to purchase Common Stock	4,615,601	3,681,464
Employee Stock Purchase Plan	760,111	523,659
Total	5,400,278	4,229,689

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

As of March 31, 2018, the Company had reserved 832,092 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of March 31, 2018, the Company had reserved 3,783,509 shares of Common Stock under the 2015 Plan, of which 839,975 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through March 31, 2018 the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,845,626	$4.53	7.75	$216
Granted	930,000	$1.28
Exercised	—	$—
Cancelled or forfeited	—	$—
Outstanding at March 31, 2018	3,775,626	$3.73	8.08	$1,001
Vested and Exercisable at March 31, 2018	1,573,375	$5.30	6.72	$140

The total intrinsic value of options exercised for the three months ended March 31, 2017 was $27 thousand. There were no options exercised in the three months ended March 31, 2018. The total fair value of employee and non-employee options vested was $0.6 million for each of the three months ended March 31, 2018 and 2017, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended March 31, 2018 and 2017 was $0.88 and $0.84, respectively.

At March 31, 2018, the total unrecognized compensation expense related to unvested stock option awards was $3.6 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.1 years.

11.       Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

In April 2018, the Company restructured its organization to focus resources on edasalonexent. The restructuring reduced the Company’s workforce by 42% and will result in estimated one-time severance related costs of approximately $1.0 million.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART LinkerSM, drug discovery platform. Our SMART Linker drug discovery platform enables us to engineer product candidates that can simultaneously modulate multiple targets in a disease. Our proprietary product candidates impact pathways that are central to diseases where efficacy may be optimized by a multiple target approach. We have applied our SMART Linker drug discovery platform to build an internal pipeline of product candidates for rare diseases, including our primary focus, edasalonexent, in development for the treatment of Duchenne muscular dystrophy, or DMD.

Our lead product candidate is edasalonexent, formerly known as CAT-1004, which we believe has the potential to be a disease-modifying therapy for all patients affected by DMD, regardless of the underlying dystrophin mutation. Edasalonexent is an oral small molecule that inhibits NF-κB, or nuclear factor kappa-light-chain-enhancer of activated B cells. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD.  The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

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

We have completed key efficacy and safety assessments from the MoveDMD trial.  In the open-label extension of the MoveDMD trial after more than a year of oral 100 mg/kg/day edasalonexent treatment, we observed preserved muscle function and consistent improvements in all four assessments of muscle function compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment.  Additionally, supportive changes in non-effort based measures of muscle health were seen, supporting the durability of edasalonexent treatment effects. Specifically, statistically significant improvement in the rate of change in lower leg composite magnetic resonance imaging T2 through 12, 24, 36 and 48 weeks on oral 100 mg/kg of edasalonexent treatment compared to the off-treatment control period. Improvements in the rate of change in both soleus and vastus lateralis magnetic resonance spectroscopy fat fraction through 48 weeks of edasalonexent treatment compared to the off-treatment control period were also demonstrated. Through more than one year of treatment, edasalonexent continued to be well tolerated with no safety signals observed in the trial. We plan to initiate a global Phase 3 trial in DMD to evaluate the efficacy and safety of edasalonexent for registration purposes, dependent on raising capital.

In addition to our work in DMD, we are evaluating other diseases where the inhibition of NF-kB may be beneficial for further therapeutic applications of edasalonexent, such as Becker muscular dystrophy, or BMD. Patients with BMD express low levels of dystrophin due to mutations in the dystrophin gene. Dystrophin production is reduced through the NF-kB-mediated induction of microRNAs that inhibit dystrophin translation. Inhibition of NF-kB in BMD directly enhances dystrophin production.

In addition to edasalonexent, we have developed additional product candidates using our SMART Linker drug discovery platform as potential treatments for rare diseases, including CAT-5571, a potential treatment for cystic fibrosis, or CF.  CAT-5571 is a small molecule that is designed to restore host defense by activating autophagy, a mechanism for recycling cellular components and digesting pathogens, which is depressed in CF.  We have completed investigational new drug, or IND, application-enabling activities for CAT-5571.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through March 31, 2018, we have raised an aggregate of $203 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $10.0 million was from a secured debt financing, $18.8 million represented gross proceeds from our at-the-market, or ATM, offering programs, and $0.8 million was from common stock option and warrant exercises.

Financial Overview

Revenue

As of March 31, 2018, we have not generated any revenue from product sales.

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

The following summarizes our most advanced current research and development programs:

•      Edasalonexent - Edasalonexent is a SMART Linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties.  We designed edasalonexent to inhibit NF-κB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration.  We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017.  In July 2016, we initiated an open-label extension of the MoveDMD trial, which has provided safety and efficacy data through 24, 36, 48 and 60 weeks of edasalonexent treatment, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018 and April 2018. We are preparing for a single global Phase 3 trial of edasalonexent in DMD, regardless of mutation type, dependent on raising capital.

•      CAT-5571 - CAT-5571 is a SMART Linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA.  CAT-5571 is a potential oral therapy to treat CF.  CAT-5571 is a small molecule designed to restore host defense by activating autophagy, a mechanism for recycling cellular components and digesting pathogens. Autophagy is depressed in CF, and, by restoring autophagy, CAT-5571 reestablishes host defense to enhance the clearance of pathogens, including P. aeruginosa and B. cenocepacia, in preclinical models of CF. People with CF suffer from persistent lung infections with opportunistic pathogens such as P. aeruginosa and B. cenocepacia, causing chronic infections that are difficult to eradicate and lead to respiratory failure. We recently completed IND-enabling activities for CAT-5571.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2018	2017
Edasalonexent	$2,036	$2,192
CAT-5571	389	322
CAT-2054	—	51
Other research and platform programs	296	317
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	1,950	1,968
Facilities	312	322
Consultants and professional expenses, including stock-based compensation	109	29
Other	155	197
Total costs not directly allocated to programs	2,526	2,516
Total research and development expenses	$5,247	$5,398

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $31.4 million and $4.0 million, respectively. Since we began separately tracking the CAT-2054 program, total direct expenses to support the program have been $12.6 million. We begin to separately track program expenses at candidate nomination, at which point we will accumulate all costs to support that program to date.

The successful development of our product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from edasalonexent or any of our other current or potential product candidates. This is due to our need to raise additional capital to fund further clinical trials of our product candidates and the numerous risks and uncertainties associated with developing medicines, including the uncertainties of:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.  We expect to incur significant research and development costs for the foreseeable future, if and to the extent that our product candidate development programs progress, which will be dependent upon our ability to obtain additional funding.  If we advance edasalonexent into a Phase 3 clinical trial, we expect that our research and development expenses in the year ending December 31, 2018 will be higher than in the year ending December 31, 2017. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate that our general and administrative expenses will increase in the future, if and to the extent we obtain the additional funding necessary to support our continued operations and potential commercialization of our product candidates. These increases, if necessary, will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.

Other (Expense) Income

Other (expense) income, net consists of interest expense incurred on debt instruments, amortized deferred financing costs and amortized debt discount and net amortization expense on available-for-sale securities, as offset by any interest income earned on our cash, cash equivalents, and available-for-sale securities.

Restructuring

In April 2018, we restructured our organization to focus resources on edasalonexent. The restructuring reduced our workforce by 42% and will result in estimated one-time severance related costs of approximately $1.0 million to be taken in the second quarter of 2018. We expect that the restructuring will result in annualized savings of approximately $3.3 million in personnel-related costs on an ongoing basis.

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

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the dollar change in those items (in thousands):

	Three Months Ended March 31,		Period-to-
	2018	2017	Period Change

Operating expenses:
Research and development	5,247	5,398	(151)
General and administrative	2,392	2,363	29
Total operating expenses	7,639	7,761	(122)
Loss from operations	(7,639)	(7,761)	122
Other expense, net	(13)	(115)	102
Net loss	$(7,652)	$(7,876)	$224

Research and Development Expenses

Research and development expenses decreased by $0.2 million to $5.2 million for the three months ended March 31, 2018 from $5.4 million for the three months ended March 31, 2017, a decrease of 3%. The decrease in research and development expenses was attributable to a net decrease of $0.2 million in direct program costs. This decrease in direct program expenses included a $0.2 million decrease in costs to support our edasalonexent program and a $0.1 million decrease in costs to support our CAT-2054 program. These decreases were partially offset by a $0.1 million increase in costs to support our CAT-5571 program.

General and Administrative Expenses

General and administrative expenses remained consistent at $2.4 million for the periods ending March 31, 2018 and 2017.

Other Expense, Net

Other expense, net decreased by $0.1 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a decrease in interest expense due to the principal payments made on our credit facility.

Liquidity and Capital Resources

From our inception through March 31, 2018, we raised an aggregate of $203 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our registered direct common stock offering, $10.0 million was from a secured debt financing, $18.8 million represented gross proceeds from our at-the-market, or ATM, offerings, and $0.8 million was from common stock option and warrant exercises. As of March 31, 2018, we had $17.0 million in cash and cash equivalents.

At-the-Market Offering

During the three months ended March 31, 2018, we sold an aggregate of 5,390,255 shares of common stock pursuant to our ATM program, at an average price of $1.59 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.3 million after deducting sales commissions and offering expenses. As of March 31, 2018, our ATM program had been fully utilized.

Credit Facility

On August 27, 2014, we entered into a credit facility with MidCap Financial Trust, Flexpoint MCLS SPV LLC and Square 1 Bank, which was subsequently amended in March and December 2015 (as amended, the “Credit Facility”). The Credit Facility provided for maximum borrowings of $25.0 million. We received total proceeds of $10.0 million under term loans and the remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015.  All amounts outstanding under the Credit Facility are due on October 1, 2018 and are collateralized by substantially all of our personal property, other than our intellectual property. The December 2015 Amendment revised terms to allow for the creation of a wholly owned subsidiary entity.  In connection with the drawdowns under the Credit Facility, we issued warrants to purchase shares of convertible preferred stock to the lenders, which upon the closing of our IPO were automatically converted into warrants to purchase an aggregate of 24,566 shares of our common stock at an exercise price of $12.21 per share. The warrants were exercisable immediately and expire after seven years.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At March 31, 2018 and December 31, 2017, the maturity date of the debt was within twelve months and therefore all debt was classified as current.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(6,819)	$(8,105)
Net cash provided by investing activities	—	14,901
Net cash provided by financing activities	7,480	1,403
Net increase in cash, cash equivalents and restricted cash	$661	$8,199

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.8 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $7.7 million adjusted for non-cash items, including stock-based compensation expense of $0.5 million, depreciation and amortization expense of $0.1 million, and a net increase in operating assets of $0.3 million, which resulted primarily from a decrease in prepaid expenses and an increase in accounts payable, partially offset by a decrease in accrued expenses.

Net cash used in operating activities was $8.1 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $7.9 million and a net increase in operating assets of $0.9 million, which resulted primarily from a decrease in accounts payable and accrued expenses. This was partially offset by adjustments for non-cash items, including stock-based compensation expense of $0.5 million, depreciation and amortization expense of $0.1 million and non-cash interest expense of $0.1 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities during the three months ended March 31, 2018.  Net cash provided by investing activities was $14.9 million during the three months ended March 31, 2017, which was primarily attributable to maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7.5 million during the three months ended March 31, 2018, which was attributable to net proceeds of $8.3 million from our ATM offering, partially offset by $0.8 million in repayment of principal on the Credit Facility. Net cash provided by financing activities was $1.4 million during the three months ended March 31, 2017, which was attributable to net proceeds of $2.2 million from our ATM offering, partially offset by $0.8 million in repayment of principal on the Credit Facility.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, legal and other regulatory expenses, and general overhead.  As of March 31, 2018, we had an accumulated deficit of $179.1 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of March 31, 2018, we had available cash and cash equivalents of $17.0 million. We expect that our existing cash and cash equivalents are sufficient to support our operating expenses and capital expenditure requirements through December 2018.  If, and to the extent that, we are able to raise additional capital to continue the research and development of, and conduct clinical trials and seek marketing approval for, our product candidates, including the advancement of edasalonexent into a Phase 3 trial, we expect our expenses to increase in connection with such activities.   In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.  Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, including to conduct our Phase 3 development activities for edasalonexent, and subsequent related expenses.  In the event that we are unsuccessful in securing capital on acceptable terms for some or all of our programs, then we would review our remaining strategic alternatives to maximize stockholder value including, but not limited to, exploring a potential sale of our company or our assets.  These factors, and our available cash resources, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Contractual Obligations

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018, we had cash and cash equivalents of $17.0 million and, as of December 31, 2017, we had cash and cash equivalents of $16.4 million.  As of March 31, 2018, our cash equivalents consisted of money market funds and US reverse repurchase agreements. As of December 31, 2017, our cash equivalents consisted of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding in connection with our continuing operations, and there is substantial doubt about our ability to continue as a going concern for a period of one year from the date of this Quarterly Report on Form 10-Q.  If we are unable to raise capital, we will not be able to initiate our planned Phase 3 trial of edasalonexent and may be required to explore strategic alternatives to maximize stockholder value.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete.  If we are able to initiate our planned Phase 3 clinical trial of edasalonexent, or initiate new research, preclinical and clinical development efforts for and seek marketing approval for, our other product candidates, we expect our expenses to increase. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.  Such funding may not be available to us on acceptable terms, on a timely basis or at all.  In the event that we are unable to obtain such funding on acceptable terms and in a timely manner, we may not be able to complete the clinical development of edasalonexent or any other product candidate.

In addition, while we may seek one or more collaborators for future development of our product candidates or programs or for our platform technology, we may not be able to enter into a collaboration for any of our product candidates or programs or for our platform technology on suitable terms or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.  We do not have any committed external source of funds.

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

We believe that our existing cash and cash equivalents as of March 31, 2018 will enable us to fund our operating expenses and debt service and capital expenditure requirements based on our current operating plan through December 2018. Based on our available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. To preserve capital resources, we have focused our development efforts entirely on edasalonexent, and, in April 2018, we undertook an organizational restructuring in which we reduced our workforce by approximately 42%.  In the event that we are unsuccessful in securing capital on acceptable terms for some or all of our programs, then we would review our remaining strategic alternatives to maximize stockholder value including, but not limited to, exploring a potential sale of our company or our assets.  Such actions, if taken, could require us to delay, limit, reduce or terminate our product development efforts or other activities or undertake a further restructuring of our workforce.  Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of March 31, 2018, we had $1.7 million of outstanding principal payments under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $27.4 million, $36.1 million and, $32.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the three months ended March 31, 2018, our net loss was $7.7 million. As of March 31, 2018, we had an accumulated deficit of $179.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and to the extent we:

•                  continue to develop and conduct clinical trials with respect to our lead product candidate edasalonexent, including the ongoing open-label extension of our Phase 1/2 clinical trial of edasalonexent for the treatment of Duchenne muscular dystrophy, or DMD, and our plans to initiate a single global Phase 3 trial of edasalonexent in DMD;

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. This will require our, or any of our future collaborators’, success in a range of challenging activities, including obtaining funding to conduct clinical trials of our product candidates, completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborator does, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our investors to lose all or part of their investments.

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

We are dependent on the success of our product candidate edasalonexent. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize this product candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of edasalonexent for the treatment of DMD. We will need to obtain additional funding to conduct our planned Phase 3 clinical trial of edasalonexent and our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize edasalonexent.  Because our business is almost entirely dependent upon this one product candidate, any setback in our pursuit of financing to continue clinical development of, and regulatory approval for, edasalonexent would have a material adverse effect on our business and prospects.

The success of edasalonexent will depend on several factors, including the following:

•                  completion of the ongoing open-label extension of our MoveDMD clinical trial;

•                  obtaining funding to conduct our planned Phase 3 clinical trial of edasalonexent;

•                  initiation and successful enrollment and completion of additional clinical trials, including the planned Phase 3 trial;

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

Many of these factors are beyond our control, including the outcome of clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize edasalonexent, on our own or with any future collaborator, or experience delays as a result of any of these or other factors, our business would be substantially harmed.

Our SMART Linker drug discovery platform may fail to help us discover and develop additional potential product candidates.

A significant portion of the research that we have conducted and may in the future conduct, involves the development of new compounds using our SMART Linker drug discovery platform. The drug discovery that we are conducting using our SMART Linker drug discovery platform may not be successful in creating compounds that have commercial value or therapeutic utility. Our SMART Linker drug discovery platform may initially show promise in identifying potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization for a number of reasons, including:

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

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve any NDAs we submit, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

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

The regulatory approval processes for product candidates that target rare diseases, including DMD and cystic fibrosis, are uncertain.

Due to the lack of precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any of our product candidates that target rare diseases, such as DMD, or cystic fibrosis, is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned investigational new drug applications and NDAs for our product candidates, in a timely manner, or at all. For example, DMD is a rare disease for which there are only two FDA approved therapeutics.  Further, the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval.  Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

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

There are currently two therapies approved for the treatment of DMD in the United States, Sarepta Therapeutics’ drug EXONDYS 51®, also known as eteplirsen, and PTC Therapeutics’ EMFLAZA®, also known as deflazacort, a corticosteroid.  Additionally, corticosteroid therapy, including prednisone, is often prescribed off-label to treat the inflammation underlying DMD and to delay loss of ambulation. PTC Therapeutics’ Translarna™ has conditional marketing authorization in the European Union for the treatment of DMD caused by a nonsense mutation.  A number of companies are developing additional therapies to treat DMD and are in the process of registration or in late stage clinical development, including Hoffman-La Roche Ltd., Italfarmaco S.p.A., Pfizer, Inc., PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

With the new Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of certain provisions of the ACA.  For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our senior management and to attract, retain and motivate qualified personnel.

We are highly dependent on members of our senior management, including Jill C. Milne, Ph.D., our President and Chief Executive Officer, Joanne Donovan, M.D., Ph.D., our Chief Medical Officer, and Andrew Nichols, Ph.D., our Chief Scientific Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.  Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees and any difficulties in recruiting and retaining other critical personnel could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

We undertook an organizational restructuring in April 2018 to reduce costs, in which we reduced our workforce by approximately 42%. This restructuring increased our dependence on senior management and other key employees and could present significant additional risks including unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our remaining employees to seek alternate employment, fail to meet operational objectives as a result of decreased staffing, increased demands on our remaining employees and diversion of management’s attention from ongoing business activities to implement and oversee the restructuring.

If we are unable to retain our executive officers or other key employees, replacing them may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

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

If we are able to raise capital to proceed with our planned clinical development of edasalonexent, we expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

If we are able to raise capital to proceed with our clinical development of edasalonexent, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a disproportionate amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

There are various quantitative listing requirements for a company to remain listed on The Nasdaq Stock Market, including maintaining a minimum bid price of $1.00 per share.  The closing price of our common stock from January 1, 2017 to April 30, 2018 ranged from a high of $4.97 per share and a low of $1.13 per share. If in the future our common stock fails to meet the minimum bid price requirement to remain listed on The Nasdaq Stock Market, we could be subject to delisting from The Nasdaq Stock Market. If we were to be delisted, it could make trading in our stock more difficult.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2018, we had outstanding 29,035,502 shares of common stock. The holders of an aggregate of 4,098,653 of these outstanding shares of common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates.

We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans.  As of March 31, 2018, we had outstanding options to purchase an aggregate of approximately 3,775,626 shares of our common stock, of which options to purchase approximately 1,573,375 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

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

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 32.5% of our capital stock as of March 31, 2018. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

Catabasis Pharmaceuticals, Inc.

Date: May 10, 2018	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and Chief Legal Officer (Principal Financial Officer)