Form 10-Q
period 2018-06-30
CATABASIS PHARMACEUTICALS INC
filed 2018-08-09
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 71,038,419 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•                  our plans to initiate the global Phase 3 POLARIS DMD trial in the second half of 2018, report top-line results of the trial in the second quarter of 2020, and continue to evaluate data from the open-label extension of our MoveDMD® clinical trial of edasalonexent;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$49,931	$16,369
Prepaid expenses and other current assets	752	1,094
Total current assets	50,683	17,463
Property and equipment, net	51	321
Restricted cash	113	113
Total assets	$50,847	$17,897
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$785	$773
Accrued expenses	2,999	2,432
Current portion of notes payable, net of discount	831	2,479
Other liability	346	332
Total current liabilities	4,961	6,016
Deferred rent, net of current portion	74	89
Total liabilities	5,035	6,105
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 71,038,419 and 23,645,247 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	71	24
Additional paid-in capital	231,306	183,202
Accumulated deficit	(185,565)	(171,434)
Total stockholders’ equity	45,812	11,792
Total liabilities and stockholders’ equity	$50,847	$17,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	4,239	4,519	9,486	9,917
General and administrative	2,397	2,400	4,789	4,763
Total operating expenses	6,636	6,919	14,275	14,680
Loss from operations	(6,636)	(6,919)	(14,275)	(14,680)
Other income (expense):
Interest expense	(33)	(127)	(90)	(276)
Interest and investment income	43	44	75	83
Other income, net	147	28	159	23
Total other income (expense), net	157	(55)	144	(170)
Net loss	$(6,479)	$(6,974)	$(14,131)	$(14,850)
Net loss per share - basic and diluted	$(0.20)	$(0.32)	$(0.48)	$(0.73)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	32,728,771	21,796,194	29,659,358	20,452,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(6,479)	$(6,974)	$(14,131)	$(14,850)
Other comprehensive income:
Gain on available-for-sale securities	—	—	—	4
Total other comprehensive income:	—	—	—	4
Comprehensive loss	$(6,479)	$(6,974)	$(14,131)	$(14,846)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(14,131)	$(14,850)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	105	165
Stock-based compensation expense	924	986
Accretion of discount/premium on investment securities	—	25
Non-cash interest expense	33	94
Gain on disposal of property and equipment	(148)	(30)
Services received in non-monetary exchange	5	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	641	109
Accounts payable	(402)	650
Accrued expenses	547	(952)
Deferred rent	5	18
Net cash used in operating activities	(12,421)	(13,785)
Investing activities
Sales and maturities of available-for-sale securities	—	14,910
Purchases of property and equipment	—	(39)
Proceeds from sale of property and equipment	8	30
Net cash provided by investing activities	8	14,901
Financing activities
Proceeds from public offering, net of issuance costs	39,325	—
Proceeds from at-the-market offering, net of issuance costs	8,313	6,301
Proceeds from exercise of common stock options and warrants	4	23
Payments on borrowing	(1,667)	(1,667)
Net cash provided by financing activities	45,975	4,657
Net increase in cash, cash equivalents and restricted cash	33,562	5,773
Cash, cash equivalents and restricted cash, beginning of period	16,482	23,709
Cash, cash equivalents and restricted cash, end of period	$50,044	$29,482
Supplemental disclosure of cash flow information
Cash paid for interest	$68	195
Non-cash financing activities:
Public offering issuance costs in current liabilities	$414	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Organization and Operations

The Company

Catabasis Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company.  The Company’s lead program is edasalonexent, formerly known as CAT-1004, an oral small molecule designed to inhibit NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy  (“DMD”). The Company believes edasalonexent has the potential to be a foundational therapy for all patients affected by DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD.  The European Commission has granted orphan medicinal product designation to edasalonexent for the treatment of DMD. The Company was incorporated in the State of Delaware on June 26, 2008.

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

During the six months ended June 30, 2018, the Company sold an aggregate of 5,390,255 shares of common stock pursuant to the ATM Program, at an average price of $1.59 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.3 million after deducting sales commissions and offering expenses. The ATM Program was fully utilized as of February 2018.

On June 20, 2018, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering (the “June 2018 Financing”) of 42,000,000 shares of the Company’s common stock, par value $0.001 per share, and accompanying warrants to purchase up to 42,000,000 shares of common stock, at a combined price to the public of $1.00 per share, for gross proceeds of approximately $42.0 million, and net proceeds of $38.9 million.

As of June 30, 2018, the Company had an accumulated deficit of $185.6 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

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

As of June 30, 2018, the Company had available cash and cash equivalents of $49.9 million. Based on the Company’s current operating plan, the Company believes it has sufficient cash to fund operations into the second quarter of 2020, and therefore the substantial doubt about the Company’s ability to continue as a going concern disclosed in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018 (the “2017 Annual Report on Form 10-K”) has been alleviated.

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2017 and notes thereto included in the 2017 Annual Report on Form 10-K.

Apart from the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as described below, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

During the three and six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$164	$197	$337	$397
General and administrative	282	284	587	589
Total	$446	$481	$924	$986

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

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	3,689,220	2,801,850	3,689,220	2,801,850
Common stock warrants	42,024,566	24,566	42,024,566	24,566
	45,713,786	2,826,416	45,713,786	2,826,416

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	June 30,
	2018	2017
Cash and cash equivalents	$49,931	$29,369
Restricted cash	113	113
Total	$50,044	$29,482

Recent Accounting Pronouncements - Adopted

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This standard provides clarity on whether the change in existing terms and conditions of a share-based award require application of the guidance in ASC Topic 718, Compensation- Stock Compensation. The Company early adopted the standard in the period ending June 30, 2017. As of June 30, 2018, there was no material impact on the Company’s consolidated financial statements, and any future impact from adoption will be dependent on future transactions involving modifications of share-based awards.

Recent Accounting Pronouncements - Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases.  This standard amends the existing guidance to require lessees to present most leases on their balance sheets but recognize corresponding expenses on their statements of operations. The FASB added a transition option to the new leases standard that allows entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. The FASB also provided a practical expedient that gives lessors an option to combine non-lease and associated lease components when certain criteria are met and requires a lessor to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant component. This standard is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and will adopt this standard effective January 1, 2019.

In February 2018, the FASB issued ASU 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities.  This standard made improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods beginning after June 15, 2018.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2017 Annual Report on Form 10-K, and there were no significant changes to such policies in the six months ended June 30, 2018 that had a material impact on the Company’s results of operations or financial position.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the six months ended June 30, 2018 or 2017.

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

Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of June 30, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$41,657	$—	$—	$41,657
U.S. reverse repurchase agreements	—	3,000	—	3,000
Total assets	$41,657	$3,000	$—	$44,657

	As of December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$13,588	$—	$—	$13,588
Total assets	$13,588	$—	$—	$13,588

At June 30, 2018 the Company’s cash equivalents consisted of money market funds and U.S. reverse repurchase agreements. At December 31, 2017, the Company’s cash equivalents consisted of money market funds. At June 30, 2018, and December 31, 2017, cash equivalents approximated their fair value due to their short-term nature.

At June 30, 2018 and December 31, 2017, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

4.              Available-for-Sale Securities

As of June 30, 2018 and December 31, 2017, the Company held no available-for-sale securities.

Gross realized gains and losses on the sales of available-for-sale securities are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. There were no proceeds from sales of available-for-sale securities in the three or six-month periods ended June 30, 2018. All proceeds in the six-month period ended June 30, 2017 related to maturities of underlying securities. There were no proceeds from sales of available-for-sale securities in the three-month period ended June 30, 2017. The gains on proceeds from maturities of available-for-sale securities were not material to the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued compensation	$841	$632
Accrued contracted research costs	1,293	1,357
Accrued professional fees	142	298
Accrued severence	432	—
Accrued other	291	145
Total	$2,999	$2,432

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

Amounts due under the Credit Facility bear interest at an annual rate of 7.49%. In addition, a final payment equal to 3.48% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment is being accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date and is recorded within other current liabilities.   In the event of prepayment, the Company is obligated to pay 1% to 3% of the amount of the outstanding principal depending upon the timing of the prepayment. As of June 30, 2018, the Company would be obligated to pay 1% of the amount of the outstanding principal in the event of a prepayment. The effective interest rate as of June 30, 2018 was 11.2%.

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

Upon the occurrence and continuation of an event of default, the lenders have the right to exercise certain remedies against the Company and the collateral securing the loans under the Credit Facility, including cash.  Events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in the business, operations or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of the payment of the debt. At June 30, 2018 and December 31, 2017, the maturity date of the debt was within twelve months and therefore all debt was classified as current. Following the occurrence and during the continuance of an event of default, borrowings under the Credit Facility shall bear interest at a rate per annum, which is five hundred basis points, or 5.00%, above the rate that is otherwise applicable.

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

Estimated future principal payments at June 30, 2018 are as follows (in thousands):

Period Ending December 31, 2018	Amount
Total	$833
Less: discount for warrants and costs paid to lenders	(2)
Less: current portion	(831)
Note payable, net of current portion and discount	$—

The Company recognized $33 thousand and $0.1 million of interest expense related to the Credit Facility in the three-month periods ending June 30, 2018 and 2017, respectively. The Company recognized $0.1 million and $0.3 million of interest expense related to the Credit Facility in the six-month periods ending June 30, 2018 and 2017, respectively.

7.              Commitments

In November 2010, the Company entered into an operating lease agreement for office and laboratory space, which has been amended multiple times. Based on the latest amendment, the lease agreement includes escalating rent payments and is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

Future minimum payments required under the non-cancelable operating lease as of June 30, 2018 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2018	700
2019	1,421
2020	721
Total minimum lease payments	$2,842

The Company recognized $0.3 million in rent expense for the three months ended June 30, 2018 and 2017, respectively. The Company recognized $0.7 million and $0.6 million in rent expense for the six months ended June 30, 2018 and 2017, respectively.

8.              Stockholders’ Equity

Preferred Stock

As of June 30, 2018, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.  Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

Common Stock Warrants

June 2018 Warrants

In the June 2018 Financing, the Company issued warrants to purchase 42,000,000 shares of common stock at an exercise price of $1.20 per share, which were immediately exercisable upon issuance, and will expire five years from the date of issuance.

The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available and do not include any mandatory redemption provisions.  Therefore, the warrants have been classified in stockholders’ equity.  Any changes to fair value of the warrants will not be recognized so long as the warrants continue to be equity classified.

As of June 30, 2018, all warrants related to this transaction were outstanding with a contractual life of 4.98 years.

Warrants Associated with the Term Loan

In conjunction with the term loans (Note 6), the Company issued warrants to purchase 315,688 shares of series B convertible preferred stock.  Upon the closing of the Company’s initial public offering (the “IPO”) in June 2015, the warrants were automatically converted into warrants to purchase an aggregate of 24,566 shares of Common Stock at an exercise price of $12.21 per share. As of June 30, 2018, all warrants related to this transaction were outstanding with a weighted average contractual life of 3.45 years.

9.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of Common Stock:

	As of June 30,
	2018	2017
Warrants for the purchase of Common Stock	42,024,566	24,566
Options to purchase Common Stock	4,612,684	3,669,791
Employee Stock Purchase Plan	760,111	523,659
Total	47,397,361	4,218,016

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

As of June 30, 2018, the Company had reserved 821,941 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of June 30, 2018, the Company had reserved 2,867,279 shares of Common Stock under the 2015 Plan, of which 923,464 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through June 30, 2018 the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,845,626	$4.53	7.75	$216
Granted	1,000,000	$1.29
Exercised	(2,917)	$1.24
Cancelled or forfeited	(153,489)	$2.78
Outstanding at June 30, 2018	3,689,220	$3.73	7.84	$—
Vested and Exercisable at June 30, 2018	1,738,080	$5.20	6.64	$—

The total intrinsic value of options exercised for the three and six months ended June 30, 2018 was $1 thousand. The total intrinsic value of options exercised for the three and six months ended June 30, 2017 was $14 thousand and $41 thousand, respectively. The total fair value of employee and non-employee options vested for the three months ended June 30, 2018 and 2017 was $0.5 million and $0.6 million, respectively. The total fair value of employee and non-employee options vested for the six months ended June 30, 2018 and 2017 was $1.1 million and $1.2 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended June 30, 2018 and 2017 was $1.03 and $0.94, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the six months ended June 30, 2018 and 2017 was $0.89 and $0.84, respectively.

At June 30, 2018, the total unrecognized compensation expense related to unvested stock option awards was $2.7 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.0 years.

11.       Restructuring Costs

On April 17, 2018, the Company announced a strategic shift to focus resources on its lead program edasalonexent. Consequently, the Company reduced its workforce by 40% during the quarter ended June 30, 2018. Pursuant to ASC 420, Exit or Disposal Cost Obligations, charges for employee severance, employee benefits, consolidation of facilities and contract terminations were recorded in the three months ended June 30, 2018.

The following table summarizes the impact of the April 2018 restructuring activities for the three months ended June 30, 2018 along with the current liability recorded in the balance sheet as of June 30, 2018 (in thousands):

	Charges incurred during the quarter ended June 30, 2018	Amount paid through June 30, 2018	Remaining liability at June 30, 2018
Employee severance, benefits and related costs	$786	$354	$432
Consolidation of facilities	98	98	—
Contract terminations	16	16	—
	$900	$468	$432

Of these costs, $0.4 million was recorded in the general and administrative section and $0.5 million was recorded in the research and development section of the accompanying condensed consolidated statement of operations.

The Company also recorded a net gain of $0.1 million in connection with the sale or exchange of assets disposed of during the consolidation and relocation of facilities. This net gain has been recorded as a component of other income, (net), in the accompanying consolidated statement of operations.

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

Overview

We are a clinical-stage biopharmaceutical company. Our lead program is edasalonexent, formerly known as CAT-1004, an oral small molecule designed to inhibit NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy, or DMD. We believe edasalonexent has the potential to be a foundational therapy for all patients affected by DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD.  The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

We plan to initiate a global Phase 3 trial for the treatment of DMD, which we refer to as the POLARIS DMD trial.  The POLARIS DMD trial, expected to initiate in the second half of 2018, is designed to evaluate the efficacy and safety of edasalonexent for registration purpose, with top-line results expected in the second quarter of 2020.  The trial design was informed by discussions with the FDA, as well as input from treating physicians and families of boys affected by DMD.

The POLARIS DMD trial will be a randomized, double-blind, placebo-controlled trial, and we anticipate enrolling approximately 125 patients between the ages of four and seven (up to eighth birthday), regardless of mutation type, who have not been on steroids for at least six months. Boys may be eligible to enroll in the trial if they are on a stable dose of EXONDYS 51®, also known as eteplirsen, Sarepta Therapeutics, Inc.’s exon skipping therapy and one of two therapies approved for the treatment of DMD in the United States.  The primary efficacy endpoint will be change in North Star Ambulatory Assessment, or NSAA, score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are planned to include the age-appropriate timed function tests: time to stand, 4-stair climb and 10-meter walk/run. Assessments of growth, cardiac and bone health are also planned.  Enrolled boys will be randomized in a 2:1 ratio with two boys receiving edasalonexent for every boy that receives placebo, and we expect that after the initial 12-month treatment period all boys will be offered the opportunity to receive edasalonexent in an open-label extension.

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

We have completed key efficacy and safety assessments from the MoveDMD trial.  In the open-label extension of the MoveDMD trial after more than a year of oral 100 mg/kg/day edasalonexent treatment, we observed preserved muscle function and consistent improvements in all four assessments of muscle function: NSAA score, time to stand, 4-stair climb and 10-meter walk/run, compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment.  Additionally, supportive changes in non-effort-based measures of muscle health were seen, supporting the durability of edasalonexent treatment effects. Specifically, we observed statistically significant improvement in the rate of change in lower leg composite magnetic resonance imaging T2 through 12, 24, 36 and 48 weeks on oral 100 mg/kg of edasalonexent treatment compared to the off-treatment control period. The relative proportion of fat in muscle, which is referred to as fat fraction and is correlated with functional ability, can also be determined by magnetic resonance spectroscopy, or MRS. Improvements in the MRS fat fraction rate of change through 48 weeks of edasalonexent treatment compared to the off-treatment control period were observed in both soleus and vastus lateralis leg muscles, which are strongly correlated with ambulatory function.  Through more than one year of treatment, edasalonexent continued to be well tolerated with no safety signals observed in the trial. Additionally, boys with DMD in the age range enrolled in the trial typically have resting tachycardia, a heart rate that exceeds the normal resting rate, and the heart rate of the boys treated with edasalonexent decreased toward age-normative values during treatment through the last measurements taken at 48 weeks.

In addition to our work in DMD, we are evaluating edasalonexent for the potential treatment of Becker muscular dystrophy, or BMD, a related disease where edasalonexent therapy may be beneficial. BMD is a rare disease, and patients with BMD express low levels of dystrophin due to mutations in the dystrophin gene. The leading cause of death in BMD is cardiomyopathy. Dystrophin production is reduced through the NF-kB-mediated induction of microRNAs that inhibit dystrophin translation. Inhibition of NF-kB in BMD directly enhances dystrophin production.  We are currently investigating potential approaches for clinical trials in BMD.

In addition to edasalonexent, we have developed additional product candidates for rare diseases, including CAT-5571, a potential treatment for cystic fibrosis, or CF.  CAT-5571 is a small molecule that is designed to activate autophagy, a mechanism for recycling cellular components and digesting pathogens, which is important for host defenses and is depressed in CF.  We have completed investigational new drug, or IND, application-enabling activities for CAT-5571.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through June 30, 2018, we raised an aggregate of $245.0 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $42.0 million represented gross proceeds from an underwritten public offering of common stock and warrants to purchase common stock in June 2018 (the “June 2018 Financing”), $11.5 million represented gross proceeds from a registered direct common stock offering, $10.0 million was from a secured debt financing, $18.8 million represented gross proceeds from at-the-market, or ATM, offerings, and $0.8 million was from common stock option and warrant exercises.

Financial Overview

Revenue

As of June 30, 2018, we have not generated any revenue from product sales.

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

The following summarizes our most advanced current research and development programs:

•                  Edasalonexent for the treatment of DMD - Edasalonexent is a SMART Linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties.  We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration.  We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017.  In July 2016, we initiated an open-label extension of the MoveDMD trial, which has provided safety and efficacy data through 24, 36, 48 and 60 weeks of edasalonexent treatment, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018 and April 2018. We are preparing to initiate the global Phase 3 POLARIS DMD trial of edasalonexent for the treatment of DMD, regardless of mutation type, in the second half of 2018 with top-line results expected in the second quarter of 2020.  The POLARIS DMD trial is designed to evaluate the efficacy and safety of edasalonexent in patients with DMD and is intended to support an application for commercial registration of edasalonexent.

•                  Edasalonexent for the treatment of BMD — We are evaluating the potential benefits of edasalonexent treatment in BMD adults and investigating potential approaches for clinical trials in BMD.

•                  CAT-5571 - CAT-5571 is a SMART Linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA.  CAT-5571 is a potential oral therapy to treat CF.  CAT-5571 is a small molecule designed to restore host defense by activating autophagy, which is depressed in CF, to reestablish host defense to enhance the clearance of pathogens. People with CF suffer from persistent lung infections with opportunistic pathogens causing chronic infections that are difficult to eradicate and lead to respiratory failure. We have completed IND-enabling activities for CAT-5571.

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

The following table summarizes our research and development expenses by program (in thousands):

	Six Months Ended June 30,
	2018	2017
Edasalonexent	$3,647	$3,608
CAT-5571	538	922
CAT-2054	—	(138)
Other research and platform programs	493	709
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	3,807	3,747
Facilities	548	624
Consultants and professional expenses, including stock-based compensation	205	91
Other	248	354
Total costs not directly allocated to programs	4,808	4,816
Total research and development expenses	$9,486	$9,917

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $33.0 million and $4.2 million, respectively. Since we began separately tracking the CAT-2054 program, total direct expenses to support the program have been $12.6 million. We begin to separately track program expenses at candidate nomination, at which point we will accumulate all costs to support that program to date.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.  We expect to incur significant research and development costs for the foreseeable future.  As we advance edasalonexent into the POLARIS DMD trial, we expect that our research and development expenses will increase significantly in the near term in connection with the substantial activities required to initiate and conduct the trial and prepare for registration and commercialization of edasalonexent for the treatment of DMD.  We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Restructuring

On April 17, 2018, we announced a strategic shift to focus resources on our lead program edasalonexent. Consequently, we reduced our workforce by 40% during the quarter ended June 30, 2018. Charges for employee severance, employee benefits, consolidation of facilities and contract terminations of $0.9 million were recorded in the three months ended June 30, 2018, of which $0.4 million was paid in the quarter. Of these costs, $0.4 million was recorded in the general and administrative section and $0.5 million was recorded in the research and development section of the accompanying condensed consolidated statement of operations. We also recorded a net gain in other income, net of $0.1 million in connection with the sale or exchange of assets disposed of during the consolidation and relocation of facilities.

Other Income (Expense)

Other income (expense), net consists of interest expense incurred on debt instruments, amortized deferred financing costs and amortized debt discount and net amortization expense on available-for-sale securities, as offset by any interest income earned on our cash, cash equivalents, and available-for-sale securities.

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

During the three months ended June 30, 2018, there were no material changes to our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the dollar change in those items (in thousands):

	Three Months Ended June 30,		Period-to-
	2018	2017	Period Change

Operating expenses:
Research and development	4,239	4,519	(280)
General and administrative	2,397	2,400	(3)
Total operating expenses	6,636	6,919	(283)
Loss from operations	(6,636)	(6,919)	283
Other income (expense), net	157	(55)	212
Net loss	$(6,479)	$(6,974)	$495

Research and Development Expenses

Research and development expenses decreased by $0.3 million to $4.2 million for the three months ended June 30, 2018 from $4.5 million for the three months ended June 30, 2017, a decrease of 6%. The decrease in research and development expenses was attributable to a net decrease of $0.3 million in direct program costs. This decrease in direct program expenses included a $0.5 million decrease in costs to support our CAT-5571 program and a $0.2 million decrease in costs to support other research and platform programs. These decreases were partially offset by a $0.2 million increase in costs to support our edasalonexent program and a $0.2 million increase in net CAT-2054 program costs due to a credit received as a result of a reconciliation of certain completed clinical activities in 2017.

General and Administrative Expenses

General and administrative expenses remained consistent at $2.4 million for the three-month periods ending June 30, 2018 and 2017.

Other Income (Expense), Net

Other income (expense), net increased by $0.2 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in other income, net of $0.1 million due to the net gain realized on assets sold in consolidation and relocation of our facilities, and a decrease in interest expense of $0.1 million due to the principal payments made on our credit facility.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the dollar change in those items (in thousands):

	Six Months Ended June 30,		Period-to-
	2018	2017	Period Change

Operating expenses:
Research and development	9,486	9,917	(431)
General and administrative	4,789	4,763	26
Total operating expenses	14,275	14,680	(405)
Loss from operations	(14,275)	(14,680)	405
Other income (expense), net	144	(170)	314
Net loss	$(14,131)	$(14,850)	$719

Research and Development Expenses

Research and development expenses decreased by $0.4 million to $9.5 million for the six months ended June 30, 2018 from $9.9 million for the six months ended June 30, 2017, a decrease of 4%. The decrease in research and development expenses was attributable to a net decrease of $0.4 million in direct program costs. This decrease in direct program expenses included a $0.4 million decrease in costs to support our CAT-5571 program, and a $0.2 million decrease in costs to support other research and platform programs. These decreases were partially offset by a $0.2 million increase in net CAT-2054 program costs primarily due to a credit received as a result of a reconciliation of certain completed clinical activities in 2017.

General and Administrative Expenses

General and administrative expenses remained consistent at $4.8 million for the six-month periods ending June 30, 2018 and 2017.

Other Income (Expense), Net

Other income (expense), net increased by $0.3 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in other income, net of $0.1 million due to the net gain realized on assets sold in consolidation and relocation of our facilities, and a decrease in interest expense of $0.2 million due to the principal payments made on our credit facility.

Liquidity and Capital Resources

From our inception through June 30, 2018, we raised an aggregate of $245.0 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $42.0 million represented gross proceeds from the June 2018 Financing, $11.5 million represented gross proceeds from a registered direct common stock offering, $10.0 million was from a secured debt financing, $18.8 million represented gross proceeds from our ATM offerings, and $0.8 million was from common stock option and warrant exercises. As of June 30, 2018, we had $49.9 million in cash and cash equivalents.

June 2018 Financing

On June 20, 2018, we entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering, of 42,000,000 shares of our common stock, par value $0.001 per share, and accompanying warrants to purchase up to 42,000,000 shares of common stock, at a combined price to the public of $1.00 per share, for gross proceeds of approximately $42.0 million. The warrants were immediately exercisable at an exercise price of $1.20 per share and will expire five years from the date of issuance.

At-the-Market Offering

During the six months ended June 30, 2018, we sold an aggregate of 5,390,255 shares of common stock pursuant to our ATM program, at an average price of $1.59 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.3 million after deducting sales commissions and offering expenses. The ATM program was fully utilized as of February 2018.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or conditions (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $250,000. The occurrence of a material adverse event could result in acceleration of payment of the debt. At June 30, 2018 and December 31, 2017, the maturity date of the debt was within twelve months and therefore all debt was classified as current.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(12,421)	$(13,785)
Net cash provided by investing activities	8	14,901
Net cash provided by financing activities	45,975	4,657
Net increase in cash, cash equivalents and restricted cash	$33,562	$5,773

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.4 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $14.1 million adjusted for non-cash items, including stock-based compensation expense of $0.9 million, depreciation and amortization expense of $0.1 million, a gain on disposal of property and equipment of $0.1 million, and a net decrease in operating assets of $0.8 million, which resulted primarily from a decrease in prepaid expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was minimal during the six months ended June 30, 2018 and was attributable to proceeds received from sale of property and equipment.  Net cash provided by investing activities was $14.9 million during the six months ended June 30, 2017, which was primarily attributable to maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $45.9 million during the six months ended June 30, 2018, which was primarily attributable to net proceeds of $39.3 million from the June 2018 Financing and net proceeds of $8.3 million from our ATM offering, partially offset by $1.7 million in repayment of principal on the Credit Facility. Net cash provided by financing activities was $4.7 million during the six months ended June 30, 2017, which was primarily attributable to net proceeds of $6.3 million from our ATM offering, partially offset by $1.7 million in repayment of principal on the Credit Facility.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

As of June 30, 2018, we had an accumulated deficit of $185.6 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of June 30, 2018, we had available cash and cash equivalents of $49.9 million. We expect that our existing cash and cash equivalents are sufficient to support our operating expenses into the second quarter of 2020, and therefore the substantial doubt about our ability to continue as a going concern disclosed in the 2017 Annual Report on Form 10-K has been alleviated.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

As of June 30, 2018, there had been no material changes to our contractual obligations and commitments disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018, we had cash and cash equivalents of $49.9 million and, as of December 31, 2017, we had cash and cash equivalents of $16.4 million.  As of June 30, 2018, our cash equivalents consisted of money market funds and U.S. reverse repurchase agreements. As of December 31, 2017, our cash equivalents consisted of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete.  We have commenced activities to advance the initiation of our planned Phase 3 clinical trial of edasalonexent and expect that our expenses will increase substantially as we initiate and conduct that trial.  In addition, we may in the future initiate new research, preclinical and clinical development efforts for and seek marketing approval for, other product candidates, and would expect our expenses to increase in connection with each of these activities. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

Accordingly, we will need to obtain additional funding in connection with our continuing operations and for costs related to seeking regulatory approvals and commercialization activities for edasalonexent in DMD and for any of our other product candidates that have successful clinical trials. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.  For example, in April 2018 we announced a strategic shift to focus resources on our lead program edasalonexent and reduced our workforce by 40%.  In connection with this restructuring, we suspended our other research and development programs until a collaboration or funding is obtained. Any additional funding may not be available to us on acceptable terms, on a timely basis or at all.  In the event that we are unable to obtain such funding on acceptable terms and in a timely manner, we may not be able to complete the regulatory approval or commercialization of edasalonexent or the clinical development, regulatory approval or commercialization of any other product candidate.

In addition, while we may seek one or more collaborators for future development of our product candidates or programs or for our platform technology, we may not be able to enter into a collaboration for any of our product candidates or programs or for our platform technology on suitable terms or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain substantial additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.  We do not have any committed external source of funds.

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

We believe that our existing cash and cash equivalents as of June 30, 2018 will enable us to fund our operating expenses and debt service and capital expenditure requirements based on our current operating plan into the second quarter of 2020, and therefore the substantial doubt about our ability to continue as a going concern disclosed in the 2017 Annual Report on Form 10-K has been alleviated. Our estimate as to how long we expect our cash and cash equivalents to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

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

Significant additional capital will be needed in the future to continue our planned operations.  To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders’ ownership interest may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder.  For example, our June 2018 registered offering of common stock and common stock warrants was highly dilutive to existing stockholders’ ownership interests.  Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. For example, our credit facility with MidCap, Flexpoint and Square 1 contains restrictive covenants that, among other things and subject to certain exceptions, prohibit us from transferring any of our material assets, exclusively licensing our intellectual property (subject to certain exceptions), merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties or redeeming stock or paying dividends. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. In addition, securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

As of June 30, 2018, we had $0.8 million of outstanding principal payments under our credit facility with MidCap, Flexpoint and Square 1. We are required to repay principal and interest on these borrowings in monthly installments through October 2018. Subject to the restrictions in this existing credit facility, we could in the future incur additional indebtedness beyond our borrowings from MidCap, Flexpoint and Square 1.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $27.4 million, $36.1 million and, $32.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the three and six months ended June 30, 2018, our net losses were $6.5 million and $14.1 million, respectively. As of June 30, 2018, we had an accumulated deficit of $185.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 registered offering of common stock and common stock warrants and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and to the extent we:

•                  initiate and conduct our planned Phase 3 clinical trial of edasalonexent in Duchenne muscular dystrophy, or DMD;

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

We are focused on discovering and developing novel small molecule drugs by applying our Safely Metabolized And Rationally Targeted, or SMART, linker drug discovery platform. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in a Phase 3 clinical trial or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated numerous compounds using our SMART Linker drug discovery platform, no product created using the SMART Linker drug discovery platform has ever been approved for sale.

We are dependent on the success of our product candidate edasalonexent. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize this product candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of edasalonexent for the treatment of DMD.  Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize edasalonexent.  Because our business is almost entirely dependent upon this one product candidate, any setback in obtaining regulatory approval for edasalonexent would have a material adverse effect on our business and prospects.

The success of edasalonexent will depend on several factors, including the following:

•                  initiation and successful enrollment and completion of our planned Phase 3 clinical trial of edasalonexent, as well as any additional clinical trials of edasalonexent, including the ongoing open-label extension of our MoveDMD clinical trial;

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

We undertook an organizational restructuring in April 2018 to reduce costs, in which we reduced our workforce by 40%. This restructuring increased our dependence on senior management and other key employees and could present significant additional risks including unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our remaining employees to seek alternate employment, fail to meet operational objectives as a result of decreased staffing, increased demands on our remaining employees and diversion of management’s attention from ongoing business activities to implement and oversee the restructuring.

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

We expect to grow our organization significantly if our Phase 3 trial of edasalonexent for the treatment of DMD is successful, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution, if our Phase 3 trial of edasalonexent for the treatment of DMD is successful and we obtain FDA approval to market edasalonexent for the treatment of DMD in the United States. To manage these growth activities, we would need to implement and improve our managerial, operational and financial systems, expand our facilities and to recruit and train additional qualified personnel. Our management may need to devote a disproportionate amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

There are various quantitative listing requirements for a company to remain listed on The Nasdaq Stock Market, or Nasdaq, including maintaining a minimum bid price of $1.00 per share.  The closing price of our common stock from April 1, 2018 to July 31, 2018 ranged from a high of $1.85 per share to a low of $0.67 per share. On August 3, 2018, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. We have been provided an initial period of 180 calendar days, or until January 30, 2019, to regain compliance with this rule.  If, at any time before January 30, 2019, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we may be eligible to regain compliance with the minimum bid requirement.  Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive business days before determining that we comply with Nasdaq’s continued listing standards.

If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq would notify us that our common stock would be delisted, eliminating the only established trading market for our shares. We would then be entitled to appeal this determination to a Nasdaq Hearings Panel, which we may request to review the matter in a written or an oral hearing.

In the event we are delisted from Nasdaq, we would be forced to list our shares on the OTC Electronic Bulletin Board or another quotation medium, such as the pink sheets, depending on our ability to meet the specific listing requirements of those quotation systems.  As a result, an investor might find it more difficult to trade, or to obtain accurate price quotations for, such shares.  Delisting might also reduce the visibility, liquidity, and price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of June 30, 2018, we had outstanding 71,038,419 shares of common stock. The holders of an aggregate of 4,098,653 of these outstanding shares of common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates.  In addition, as of June 30, 2018 we had outstanding warrants to purchase an additional 42,000,000 shares of common stock at an exercise price of $1.20 per share.  These warrants are fully exercisable and we have registered the issuance of shares upon exercise of these warrants under a registration statement.  As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates.

We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans.  As of June 30, 2018, we had outstanding options to purchase an aggregate of approximately 3,689,220 shares of our common stock, of which options to purchase approximately 1,738,080 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As part of our June 2018 equity financing we issued warrants to purchase an aggregate of 42,000,000 shares of common stock at an exercise price of $1.20 per share.  As of June 30, 2018, all of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock.  The warrants were fully exercisable upon issuance and remain exercisable for five years from the date of issuance.  We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates.  Sales of these shares could cause the market price of our common stock to decline significantly.  Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

We may also find it more difficult to raise additional equity capital while these warrants are outstanding.  At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources.  In addition, the exercise of these warrants would result in a significant increase in the number of our outstanding shares of common stock, which could have the effect of significantly diluting the interest of our current stockholders, and following such exercise the former holders of such warrants could have significant influence over our company as a result of the shares of common stock they acquire upon such exercise.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned shares representing approximately 34.8% of our capital stock as of June 30, 2018. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

Item 5. Other Information

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On August 3, 2018, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule. The deficiency letter does not result in the immediate delisting of our common stock from the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided an initial period of 180 calendar days, or until January 30, 2019, or the Compliance Date, to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(F).

If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period.

If we do not regain compliance with the Bid Price Rule by the Compliance Date and we are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel.  We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include effecting a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below:

Exhibit Number	Exhibit
4.1

Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on June 20, 2018)

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

Catabasis Pharmaceuticals, Inc.

Date: August 9, 2018	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and Chief Legal Officer (Principal Financial Officer)