Form 10-Q
period 2018-09-30
CATABASIS PHARMACEUTICALS INC
filed 2018-11-13
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of October 31, 2018, there were 71,038,419 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•      our expectations regarding our ability to successfully conduct the PolarisDMD trial, and our expectations regarding the timing, design and results of such trial, including reporting top-line results of this trial in the second quarter of 2020 and the potential consistency of data produced by this trial with prior results from our MoveDMD® trial, as well as any new data and analyses relating to the safety profile and potential clinical benefits of edasalonexent;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$19,876	$16,369
Short-term investments	23,363	—
Prepaid expenses and other current assets	1,302	1,094
Total current assets	44,541	17,463
Property and equipment, net	45	321
Restricted cash	113	113
Total assets	$44,699	$17,897
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,047	$773
Accrued expenses	2,730	2,432
Current portion of notes payable, net of discount	—	2,479
Other liability	348	332
Total current liabilities	4,125	6,016
Deferred rent, net of current portion	55	89
Total liabilities	4,180	6,105
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 71,038,419 and 23,645,247 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	71	24
Additional paid-in capital	231,697	183,202
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(191,244)	(171,434)
Total stockholders’ equity	40,519	11,792
Total liabilities and stockholders’ equity	$44,699	$17,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$—	$250	$—	$250
Operating expenses:
Research and development	3,897	4,776	13,383	14,693
General and administrative	2,111	2,426	6,900	7,189
Total operating expenses	6,008	7,202	20,283	21,882
Loss from operations	(6,008)	(6,952)	(20,283)	(21,632)
Other income (expense):
Interest expense	(10)	(105)	(100)	(381)
Interest and investment income	177	45	252	128
Other income (loss), net	162	(5)	321	18
Total other income (expense), net	329	(65)	473	(235)
Net loss	$(5,679)	$(7,017)	$(19,810)	$(21,867)
Net loss per share - basic and diluted	$(0.08)	$(0.31)	$(0.45)	$(1.03)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	71,038,419	22,563,174	43,603,950	21,163,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(5,679)	$(7,017)	$(19,810)	$(21,867)
Other comprehensive income:
Unrealized (losses) gains on short-term investments	(5)	—	(5)	4
Total other comprehensive income:	(5)	—	(5)	4
Comprehensive loss	$(5,684)	$(7,017)	$(19,815)	$(21,863)

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(19,810)	$(21,867)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	111	237
Stock-based compensation expense	1,340	1,501
Accretion of discount/premium on investment securities	(4)	26
Non-cash interest expense	37	128
Gain on disposal of property and equipment	(297)	(30)
Services received in non-monetary exchange	8	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(120)	(98)
Accounts payable	274	(203)
Accrued expenses	267	(903)
Deferred rent	(3)	10
Net cash used in operating activities	(18,197)	(21,199)
Investing activities
Purchases of short-term investments	(39,364)	—
Sales and maturities of short-term investments	16,000	14,910
Purchases of property and equipment	—	(57)
Proceeds from sale of property and equipment	365	30
Net cash (used in) provided by investing activities	(22,999)	14,883
Financing activities
Proceeds from public offering, net of issuance costs	38,886	—
Proceeds from at-the-market offering, net of issuance costs	8,313	6,910
Proceeds from exercise of common stock options and warrants	4	23
Payments on borrowing	(2,500)	(2,500)
Net cash provided by financing activities	44,703	4,433
Net increase (decrease) in cash, cash equivalents and restricted cash	3,507	(1,883)
Cash, cash equivalents and restricted cash, beginning of period	16,482	23,709
Cash, cash equivalents and restricted cash, end of period	$19,989	$21,826
Supplemental disclosure of cash flow information
Cash paid for interest	$79	269

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

During the nine months ended September 30, 2018, the Company sold an aggregate of 5,390,255 shares of common stock pursuant to the ATM Program, at an average price of $1.59 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.3 million after deducting sales commissions and offering expenses. The ATM Program was fully utilized as of February 2018.

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

As of September 30, 2018, the Company had an accumulated deficit of $191.2 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

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

As of September 30, 2018, the Company had available cash, cash equivalents and short-term investments of $43.2 million. Based on the Company’s current operating plan, the Company believes it has sufficient cash, cash equivalents and short-term investments to fund operations into the second quarter of 2020, and therefore the substantial doubt about the Company’s ability to continue as a going concern disclosed in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018 (the “2017 Annual Report on Form 10-K”) has been alleviated.

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

Apart from the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as described below, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018, or for any future period.

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

During the three and nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$168	$198	$505	$595
General and administrative	248	317	835	906
Total	$416	$515	$1,340	$1,501

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

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	4,489,457	2,839,407	4,489,457	2,839,407
Common stock warrants	42,024,566	24,566	42,024,566	24,566
	46,514,023	2,863,973	46,514,023	2,863,973

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	September 30,
	2018	2017
Cash and cash equivalents	$19,876	$21,713
Restricted cash	113	113
Total	$19,989	$21,826

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

In February 2018, the FASB issued ASU 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities.  This standard made improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods beginning after June 15, 2018.  The Company adopted the standard in the period ending September 30, 2018. As of September 30, 2018, there was no material impact on the Company’s consolidated financial statements, and any future impact from adoption will be dependent on future transactions involving financial assets and financial liabilities.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  This standard amends the existing guidance to require lessees to present most leases on their balance sheets but recognize corresponding expenses on their statements of operations. The FASB added a transition option to the new leases standard that allows entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. The FASB also provided a practical expedient that gives lessors an option to combine non-lease and associated lease components when certain criteria are met and requires a lessor to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant component. This standard is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted.  The Company will adopt this standard as of January 1, 2019 using the modified retrospective approach recording any cumulative adjustment to retained earnings. The adoption of this standard is expected to have a material impact on lease assets and lease liabilities but will not materially impact consolidated net earnings. The Company will elect a package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification.

In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718). This standard simplifies several areas of the accounting for nonemployee share-based payment transactions. This amendment is effective for annual reporting periods beginning after December 15, 2018, and the Company adopted this standard early on October 1, 2018. The Company does not expect any material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  This standard includes amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and disclosure requirements of measurement uncertainty. This amendment is effective for annual reporting periods beginning after December 15, 2019.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2017 Annual Report on Form 10-K, and there were no significant changes to such policies in the nine months ended September 30, 2018 that had a material impact on the Company’s results of operations or financial position.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the nine months ended September 30, 2018 or 2017.

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

Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of September 30, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$9,427	$—	$—	$9,427
Corporate debt securities	—	1,244	—	1,244
U.S reverse repurchase agreements	—	3,000	—	3,000
Short-term investments:
Corporate debt securities	—	10,363	—	10,363
U.S reverse repurchase agreements	—	13,000	—	13,000
Total assets	$9,427	$27,607	$—	$37,034

	As of December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$13,588	$—	$—	$13,588
Total assets	$13,588	$—	$—	$13,588

At September 30, 2018 the Company’s cash equivalents consisted of money market funds, U.S. reverse repurchase agreements, and corporate debt securities. At December 31, 2017, the Company’s cash equivalents consisted of money market funds. At September 30, 2018, and December 31, 2017, cash equivalents approximated their fair value due to their short-term nature.

At December 31, 2017, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate. As of September 30, 2018, the Company had paid the principal balance of the term loan.

4.              Short-Term Investments

As of December 31, 2017, the Company held no short-term investments. The following table summarizes the short-term investments securities held at September 30, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Corporate debt securities	$10,368	$—	$(5)	$10,363
U.S reverse repurchase agreements	13,000	—	—	13,000
Total	$23,368	$—	$(5)	$23,363

The contractual maturities of all short-term investments held at September 30, 2018 were one year or less. There were ten short-term investments in an unrealized loss position at September 30, 2018, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these investments at September 30, 2018 was approximately $9.4 million. The Company did not hold any investments with other-than-temporary impairment at September 30, 2018.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. There were no proceeds from sales of short-term investments in the three and nine-month periods ended September 30, 2018 and 2017. All proceeds in the three and nine-month periods ended September 30, 2018 and the nine-month period ended September 30, 2017 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three or nine months periods ended September 30, 2018 and 2017.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued compensation	$1,072	$632
Accrued contracted research costs	1,059	1,357
Accrued professional fees	193	298
Accrued severence	204	—
Accrued other	202	145
Total	$2,730	$2,432

6.              Notes Payable

On August 27, 2014, the Company entered into a credit facility with MidCap Financial Trust, Flexpoint MCLS SPV LLC and Square 1 Bank, which was subsequently amended in March and December 2015 (as amended, the “Credit Facility”). The Credit Facility provided for maximum borrowings of $25.0 million. The Company received total proceeds of $10.0 million under term loans and the remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015.  All amounts outstanding under the Credit Facility were due on October 1, 2018 and were collateralized by substantially all of the Company’s personal property, other than its intellectual property.

As of September 30, 2018, principal and interest due under the Credit Facility had been paid. A final payment equal to 3.48% of the amounts drawn under the Credit Facility was due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. The final payment was accrued as additional interest expense using the effective-interest method from the date of issuance through the maturity date and recorded within other current liabilities. The final payment was made in October 2018.

The Company recognized $10 thousand and $0.1 million of interest expense related to the Credit Facility in the three-month periods ending September 30, 2018 and 2017, respectively. The Company recognized $0.1 million and $0.4 million of interest expense related to the Credit Facility in the nine-month periods ending September 30, 2018 and 2017, respectively.

7.              Commitments

In November 2010, the Company entered into an operating lease agreement for office and laboratory space, which has been amended multiple times. Based on the latest amendment, the lease agreement includes escalating rent payments and is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

Future minimum payments required under the non-cancelable operating lease as of September 30, 2018 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2018	350
2019	1,421
2020	721
Total minimum lease payments	$2,492

During the three months ended September 30, 2018 and 2017, the Company recognized $0.3 million and $0.4 million in rent expense, respectively. The Company recognized $1.0 million in rent expense for each of the nine months ended September 30, 2018 and 2017.

The Company is party to a sublease with Inzen Therapeutics, Inc. (“Izen”), which became effective on October 15, 2018. See further discussion in Note 13.

8.              Revenue Recognition

In August 2017, the Company entered into an option agreement (“Option Agreement”) with an unaffiliated party (“Recipient”), which is within the scope of ASC Topic 606: Revenue from Contracts with Customers. Under the terms of the Option Agreement, the Company agreed to provide compound material for certain of its product candidates and the right for the Recipient to use the material to perform research during the term of the Option Agreement. The Option Agreement included a non-refundable up-front payment to the Company of $250 thousand. The term of the Option Agreement commenced in August 2017 and could be extended upon additional payments of $250 thousand made by the Recipient, at its option, at the beginning of each of the next two quarterly periods. In October 2017, the Company received an additional $250 thousand payment to extend the term for an additional quarterly period. In December 2017, the Recipient terminated the agreement. In the future, the Company will seek to generate additional revenue primarily from a combination of product sales and collaborations with strategic partners.

During the three and nine months ended September 30, 2017, the Company recognized $250 thousand in revenue related to the Option Agreement, respectively. The Company did not recognize revenue in the three and nine months ended September 30, 2018.

9.              Stockholders’ Equity

Preferred Stock

As of September 30, 2018, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.  Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

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

As of September 30, 2018, all warrants related to this transaction were outstanding with a contractual life of 4.73 years.

Warrants Associated with the Term Loan

In conjunction with the term loans (Note 6), the Company issued warrants to purchase 315,688 shares of series B convertible preferred stock.  Upon the closing of the Company’s initial public offering (the “IPO”) in June 2015, the warrants were automatically converted into warrants to purchase an aggregate of 24,566 shares of Common Stock at an exercise price of $12.21 per share. As of September 30, 2018, all warrants related to this transaction were outstanding with a weighted average contractual life of 3.20 years.

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

As of September 30, 2018, the Company had reserved 735,635 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance.  As of September 30, 2018, the Company had reserved 3,753,822 shares of Common Stock under the 2015 Plan, of which 123,227 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through September 30, 2018 the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information for employees and nonemployees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,845,626	$4.53	7.75	$216
Granted	2,133,845	$0.98
Exercised	(2,917)	$1.24
Cancelled or forfeited	(487,097)	$2.93
Outstanding at September 30, 2018	4,489,457	$3.02	8.19	$102
Vested and Exercisable at September 30, 2018	1,734,044	$5.24	6.54	$—

There were no options exercised in the three months ended September 30, 2018 and 2017. The total intrinsic value of options exercised for the nine months ended September 30, 2018 and 2017 was $1 thousand and $41 thousand, respectively. The total fair value of employee and non-employee options vested for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.6 million, respectively. The total fair value of employee and non-employee options vested for the nine months ended September 30, 2018 and 2017 was $1.4 million and $1.8 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended September 30, 2018 and 2017 was $0.46 and $0.86, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the nine months ended September 30, 2018 and 2017 was $0.66 and $0.85, respectively.

At September 30, 2018, the total unrecognized compensation expense related to unvested stock option awards was $2.7 million. The Company expects to recognize that cost over a weighted-average period of approximately 1.8 years.

12.       Restructuring Costs

In April 2018, the Company announced a strategic shift to focus resources on its lead program, edasalonexent. Consequently, the Company reduced its workforce by 40% during the quarter ended June 30, 2018. Pursuant to ASC 420, Exit or Disposal Cost Obligations, charges for employee severance, employee benefits, consolidation of facilities and contract terminations were recorded in the nine months ended September 30, 2018.

The following table summarizes the impact of the April 2018 restructuring activities for the nine months ended September 30, 2018 along with the current liability recorded in the balance sheet as of September 30, 2018 (in thousands):

	Charges Incurred during the Nine Months Ended September 30, 2018	Amount Paid through September 30, 2018	Remaining Liability at September 30, 2018
Employee severance, benefits and related costs	$786	$582	$204
Consolidation of facilities	98	98	—
Contract terminations	16	16	—
	$900	$696	$204

There were no expenses related to the April 2018 restructuring recognized in the three months ended September 31, 2018. Of the expenses recognized in the nine months ending September 30, 2018, $0.4 million was recorded in the general and administrative section and $0.5 million was recorded in the research and development section of the accompanying condensed consolidated statement of operations.

The Company also recorded a net gain of $0.3 million in connection with the sale or exchange of assets disposed of during the consolidation and relocation of facilities. This net gain has been recorded as a component of other income, (net), in the accompanying consolidated statement of operations.

13.       Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

The Company is party to a sublease with Inzen, as subtenant, to sub-lease 14,817 square feet of the Company’s facility (the “Sublease”). The Sublease became effective on October 15, 2018, and the term of the Sublease is from October 15, 2018 through June 30, 2020. Under the terms of the sublease, Inzen is obligated to pay the Company approximately $1.8 million in base rent and an additional $0.5 million in operating expenses.

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

We initiated a global Phase 3 trial for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial.  The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent for registration purpose, with top-line results expected in the second quarter of 2020.  PolarisDMD enrollment in the United States across approximately 25 sites is expected to run through the remainder of this year and into 2019.  Additional sites in Australia, Canada, Europe and Israel are also expected to open for enrollment early next year.  In total, the PolarisDMD trial is expected to include approximately 40 clinical trial sites globally.  The trial design was informed by discussions with the FDA, as well as input from treating physicians, families of boys affected by DMD and patient advocacy organizations.

The PolarisDMD trial is a randomized, double-blind, placebo-controlled trial, and we anticipate enrolling approximately 125 patients between the ages of four and seven (up to eighth birthday), regardless of mutation type, who have not been on steroids for at least six months. Boys may be eligible to enroll in the trial if they are on a stable dose of EXONDYS 51®, also known as eteplirsen, Sarepta Therapeutics, Inc.’s exon skipping therapy and one of two therapies approved for the treatment of DMD in the United States.  The primary efficacy endpoint is change in North Star Ambulatory Assessment, or NSAA, score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are the age-appropriate timed function tests: time to stand, 4-stair climb and 10-meter walk/run. Assessments of growth, cardiac and bone health are also planned.  Enrolled boys are being randomized in a 2:1 ratio with two boys receiving edasalonexent for every boy that receives placebo, and we expect that after the initial 12-month treatment period all boys will be offered the opportunity to receive edasalonexent in an open-label extension.

Our MoveDMD® Phase 1/2 trial enrolled ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the 31 boys in the trial had 26 different dystrophin mutations.  The MoveDMD trial was designed to be conducted in three sequential parts, Phase 1 and Phase 2, both of which are completed, and an open-label extension, which is on-going.  In Phase 1 of the MoveDMD trial, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, and we reported in January 2016 that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations.  In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using magnetic resonance imaging, or MRI, T2 as an early biomarker at 12 weeks, and announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100/mg/kg/day edasalonexent treatment group that were not statistically significant.

We have completed key efficacy and safety assessments from the MoveDMD trial.  In the open label extension of the MoveDMD trial through 72 weeks of oral 100 mg/kg/day edasalonexent treatment, we observed preserved muscle function and consistent improvements in all four assessments of muscle function: NSAA score, time to stand, 4-stair climb and 10-meter walk/run, compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment.  Additionally, supportive changes in non-effort-based measures of muscle health were seen, supporting the durability of edasalonexent treatment effects. Specifically, we observed statistically significant improvement in the rate of change in lower leg composite MRI T2 through 12, 24, 36 and 48 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period.  MRI T2 is closely associated with functional outcomes in DMD supported by data from ImagingDMD, the largest natural history database of MRI assessments in boys with DMD.

The relative proportion of fat in muscle, which is referred to as fat fraction and is correlated with functional ability, can also be determined by magnetic resonance spectroscopy, or MRS. Improvements in the MRS fat fraction rate of change through 48 weeks of edasalonexent treatment compared to the off-treatment control period were observed in both soleus and vastus lateralis leg muscles, which are strongly correlated with ambulatory function. Additionally, boys with DMD in the age range enrolled in the trial typically have resting tachycardia, a heart rate that exceeds the normal resting rate, and we observed that the heart rate of the boys treated with edasalonexent significantly decreased toward age-normative values over a year and a half period of edasalonexent treatment. Significant decreases in muscle enzymes through 72 weeks were also seen in boys treated with edasalonexent, which is consistent with a positive impact on muscle health and supportive of a positive impact from the treatment with edasalonexent.

Through 72 weeks of treatment, edasalonexent continued to be well tolerated with no safety signals observed in the MoveDMD trial. Boys treated with edasalonexent continued to follow age-appropriate growth curves with age-appropriate increases in weight and height and overall body mass index trended down to age-normative values.

We also are evaluating edasalonexent for the potential treatment of Becker muscular dystrophy, or BMD, a related disease where edasalonexent therapy may be beneficial. BMD is a rare disease, and patients with BMD express low levels of dystrophin due to mutations in the dystrophin gene.  Dystrophin production is reduced through the NF-kB-mediated induction of microRNAs that inhibit dystrophin translation. Inhibition of NF-kB in BMD directly enhances dystrophin production.  We are currently investigating potential approaches for clinical trials in BMD.

On November 13, 2018, we announced a collaboration with University of Texas Southwestern, or UT Southwestern, to explore the potential of edasalonexent to improve cardiac function in DMD and BMD. This is a one-year preclinical collaboration with Pradeep Mammen, MD, FACC, FAHA, founder and Medical Director of the Neuromuscular Cardiomyopathy Clinic at UT Southwestern Medical Center as well as Co-Director of the National Institute of Health Sponsored UT Southwestern Senator Paul D. Wellstone Muscular Dystrophy Cooperative Research Center.  Cardiomyopathy is the leading cause of mortality in DMD and BMD.  Preclinical and clinical data support the potential for cardiac benefits with edasalonexent in DMD and BMD.

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

As of September 30, 2018, we owned six issued U.S. patents with composition of matter and method of use claims directed to edasalonexent and four issued U.S. patents with composition of matter and method of use claims directed to CAT-5571. These patents are expected to expire between 2029 and 2030, without taking into account potential patent term extensions. In addition, our patent portfolio includes over 70 issued foreign patents, four pending U.S. patent applications, three PCT applications, and 19 pending foreign patent applications. This patent portfolio does not include a number of patents and patent applications related to the development of certain product candidates other than those directed to edasalonexent and CAT-5571, because we have elected to abandon those patents or patent applications as part of our recent restructuring in April 2018.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through September 30, 2018, we raised an aggregate of $245.0 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $42.0 million represented gross proceeds from an underwritten public offering of common stock and warrants to purchase common stock in June 2018, or the June 2018 Financing, $11.5 million represented gross proceeds from a registered direct common stock offering, $10.0 million was from a secured debt financing, $18.8 million represented gross proceeds from at-the-market, or ATM, offerings, and $0.8 million was from common stock option and warrant exercises.

Financial Overview

Revenue

As of September 30, 2018, we have not generated any revenue from product sales.

In August 2017, we entered into an option agreement, or the Option Agreement, with an unaffiliated party, or the Recipient, which is within the scope of Accounting Standards Codification, or ASC, Revenue from Contracts with Customers, or ASC 606. Under the terms of the Option Agreement, we agreed to provide compound material for certain of our product candidates and the right for the Recipient to use the material to perform research during the term of the Option Agreement. The Option Agreement included a non-refundable up-front payment to us of $250 thousand. The term of the Option Agreement commenced in August 2017 and could be extended upon additional payments of $250 thousand made by the Recipient, at its option, at the beginning of each of the next two quarterly periods. In October 2017, we received an additional $250 thousand payment to extend the term for an additional quarterly period. In December 2017, the Recipient terminated the agreement. In the future, we will seek to generate additional revenue primarily from a combination of product sales and collaborations with strategic partners.

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

The following summarizes our most advanced current research and development programs:

•                  Edasalonexent for the treatment of DMD - Edasalonexent is a SMART Linker conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties.  We designed edasalonexent to inhibit NF-kB, the key link between loss of dystrophin and disease pathology that plays a fundamental role in the initiation and progression of skeletal and cardiac muscle disease in DMD.  We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017.  In July 2016, we initiated an open-label extension of the MoveDMD trial, which has provided safety and efficacy data through 24, 36, 48, 60 and 72 weeks of edasalonexent treatment, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018, April 2018 and October 2018. We initiated the global Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, regardless of mutation type, in the second half of 2018 with top-line results expected in the second quarter of 2020.  The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent in patients with DMD and is intended to support an application for commercial registration of edasalonexent.

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2018	2017
Edasalonexent	$5,720	$4,703
CAT-5571	526	1,814
Other research and platform programs	544	1,013
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	5,246	5,565
Facilities	810	944
Consultants and professional expenses, including stock-based compensation	240	125
Other	297	529
Total costs not directly allocated to programs	6,593	7,163
Total research and development expenses	$13,383	$14,693

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $35.1 million and $4.2 million, respectively.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.  We expect to incur significant research and development costs for the foreseeable future.  We expect that our research and development expenses will increase significantly in the near term in connection with the substantial activities required to conduct our PolarisDMD trial and prepare for registration and commercialization of edasalonexent for the treatment of DMD.  We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate that in the near term our general and administrative expenses will remain relatively consistent with their current levels.  As we approach the anticipated read out of top-line results from our PolarisDMD trial in the second quarter of 2020, we may increase our general and administrative expenditures to hire personnel to support potential commercialization of edasalonexent, dependent on our available capital resources and our prospects for obtaining additional financing.

Restructuring

In April 2018, we announced a strategic shift to focus resources on our lead program edasalonexent. Consequently, we reduced our workforce by 40% during the quarter ended June 30, 2018. Charges for employee severance, employee benefits, consolidation of facilities and contract terminations of $0.9 million were recorded in the nine months ended September 30, 2018, of which $0.7 million was paid in the period. Of these costs, $0.4 million was recorded in the general and administrative section and $0.5 million was recorded in the research and development section of the accompanying condensed consolidated statement of operations. We also recorded a net gain in other income, net of $0.3 million in connection with the sale or exchange of assets disposed of during the consolidation and relocation of facilities.

Other Income (Expense)

Other income (expense), net consists of gains and losses on sale and disposal of property and equipment, interest income earned on our cash, cash equivalents, and short-term investments, interest expense incurred on debt instruments, amortized deferred financing costs and amortized debt discount and net amortization expense on short-term investments.

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

During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the dollar change in those items (in thousands):

	Three Months Ended September 30,		Period-to-
	2018	2017	Period Change

Revenue	$—	$250	(250)
Operating expenses:
Research and development	3,897	4,776	(879)
General and administrative	2,111	2,426	(315)
Total operating expenses	6,008	7,202	(1,194)
Loss from operations	(6,008)	(6,952)	944
Other income (expense), net	329	(65)	394
Net loss	$(5,679)	$(7,017)	$1,338

Revenue

During the three months ended September 30, 2017, we recognized revenue of $250 thousand related to the Option Agreement. We did not recognize any revenue in the three months ended September 30, 2018.

Research and Development Expenses

Research and development expenses decreased by $0.9 million to $3.9 million for the three months ended September 30, 2018 from $4.8 million for the three months ended September 30, 2017, a decrease of 18%. The decrease in research and development expenses was attributable to a $0.6 million decrease in costs not directly allocated to programs, and a net decrease of $0.3 million in direct program costs. The $0.6 million decrease in costs not directly allocated to programs was attributable to a $0.4 million decrease in employee compensation due to a reduction in our workforce, a $0.1 million decrease in the research and development portion of facilities costs and a $0.1 million decrease in professional services expenses. The decrease in direct program expenses included a $0.9 million decrease in costs to support our CAT-5571 program and a $0.4 million decrease in costs to support other research and platform programs. These decreases were partially offset by a $1.0 million increase in costs to support our edasalonexent program due to activities associated with the initiation of the PolarisDMD trial.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million to $2.1 million for three months ended September 30, 2018 from $2.4 million for the three months ended September 30, 2017, a decrease of 13%. The decrease in general and administrative expenses was attributable to a $0.3 million decrease in professional services expense due to our strategic shift and focus on streamlining resources.

Other Income (Expense), Net

Other income (expense), net increased by $0.4 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in other income, net of $0.2 million due to the net gain realized on assets sold in consolidation and relocation of our facilities, a decrease in interest expense of $0.1 million due to principal payments made on our credit facility, and an increase of $0.1 million in interest and investment income due to an increase in our interest-bearing assets.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the dollar change in those items (in thousands):

	Nine Months Ended September 30,		Period-to-
	2018	2017	Period Change

Revenue	$—	$250	(250)
Operating expenses:
Research and development	13,383	14,693	(1,310)
General and administrative	6,900	7,189	(289)
Total operating expenses	20,283	21,882	(1,599)
Loss from operations	(20,283)	(21,632)	1,349
Other income (expense), net	473	(235)	708
Net loss	$(19,810)	$(21,867)	$2,057

Revenue

During the nine months ended September 30, 2017, we recognized revenue of $250 thousand related to the Option Agreement. We did not recognize any revenue in the nine months ended September 30, 2018.

Research and Development Expenses

Research and development expenses decreased by $1.3 million to $13.4 million for the nine months ended September 30, 2018 from $14.7 million for the nine months ended September 30, 2017, a decrease of 9%. The decrease in research and development expenses was attributable to a net decrease of $0.7 million in direct program costs and a $0.6 million decrease in costs not directly allocated to programs. This decrease in direct program expenses included a $1.3 million decrease in costs to support our CAT-5571 program, and a $0.4 million decrease in costs to support other research and platform programs. These decreases were partially offset by a $1.0 million increase in costs to support edasalonexent associated with the initiation of the POLARIS DMD trial. The $0.6 million decrease in costs not directly allocated to programs was attributable to a $0.3 million decrease in employee compensation due to a reduction in our workforce, a $0.2 million decrease in the research and development portion of facilities expense and a $0.2 million decrease in the research and development portion of general office expenses. These decreases were partially offset by a $0.1 million increase in professional services expense due to increased use of research and development external contractors.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million to $6.9 million for nine months ended September 30, 2018 from $7.2 million for the nine months ended September 30, 2017, a decrease of 4%. The decrease in general and administrative expenses was attributable to a $0.7 million decrease in professional services expense due to our strategic shift and focus on streamlining resources. This decrease was partially offset by a $0.4 million increase in general and administrative employee costs, due to merit increases and bonuses.

Other Income (Expense), Net

Other income (expense), net increased by $0.7 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in other income, net of $0.3 million due to the net gain realized on assets sold in consolidation and relocation of our facilities, a decrease in interest expense of $0.3 million due to principal payments made on our credit facility, and an increase of $0.1 million in interest and investment income due to an increase in our interest-bearing assets.

Liquidity and Capital Resources

From our inception through September 30, 2018, we raised an aggregate of $245.0 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $42.0 million represented gross proceeds from the June 2018 Financing, $11.5 million represented gross proceeds from a registered direct common stock offering, $10.0 million was from a secured debt financing, $18.8 million represented gross proceeds from our ATM offerings, and $0.8 million was from common stock option and warrant exercises. As of September 30, 2018, we had $43.2 million in cash, cash equivalents and short-term investments.

June 2018 Financing

On June 20, 2018, we entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering, of 42,000,000 shares of our common stock, and accompanying warrants to purchase up to 42,000,000 shares of common stock, at a combined price to the public of $1.00 per share, for gross proceeds of $42.0 million, resulting in net proceeds of $38.9 million. The warrants were immediately exercisable at an exercise price of $1.20 per share and will expire five years from the date of issuance.

At-the-Market Offering

During the nine months ended September 30, 2018, we sold an aggregate of 5,390,255 shares of common stock pursuant to our ATM offering, at an average price of $1.59 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.3 million after deducting sales commissions and offering expenses. The ATM offering was fully utilized as of February 2018.

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

As of September 30, 2018, all outstanding principal and interest due under the Credit Facility had been paid. A final payment equal to 3.48% of the amounts drawn under the Credit Facility was paid in October 2018. The Credit Facility has expired.

Cash Flows

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(18,197)	$(21,199)
Net cash (used in) provided by investing activities	(22,999)	14,883
Net cash provided by financing activities	44,703	4,433
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,507	$(1,883)

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.2 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $19.8 million adjusted for non-cash items, including stock-based compensation expense of $1.3 million, depreciation and amortization expense of $0.1 million, a gain on disposal of property and equipment of $0.3 million, and a net decrease in operating assets of $0.5 million, which resulted primarily from increases in accounts payable and accrued expenses.

Net cash used in operating activities was $21.2 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $21.9 million adjusted for non-cash items, including stock-based compensation expense of $1.5 million, depreciation and amortization expense of $0.2 million, non-cash interest expense of $0.1 million, and a net increase in operating assets of $1.1 million, which resulted primarily from decreases in accrued expenses and accounts payable, partially offset by an increase in prepaid expenses and other current assets.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $23.0 million for the nine months ended September 30, 2018 and consisted of purchases of short-term investments of $39.4 million partially offset by proceeds from maturities of short-term investments of $16.0 million and sales of property and equipment of $0.4 million.  Net cash provided by investing activities was $14.9 million during the nine months ended September 30, 2017, which was primarily attributable to maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $44.7 million during the nine months ended September 30, 2018, which was primarily attributable to net proceeds of $38.9 million from the June 2018 Financing and net proceeds of $8.3 million from our ATM offering, partially offset by $2.5 million in repayment of principal on the Credit Facility. Net cash provided by financing activities was $4.4 million during the nine months ended September 30, 2017, which was primarily attributable to net proceeds of $6.9 million from our ATM offering, partially offset by $2.5 million in repayment of principal on the Credit Facility.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

As of September 30, 2018, we had an accumulated deficit of $191.2 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of September 30, 2018, we had available cash, cash equivalents and short-term investments of $43.2 million. We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses into the second quarter of 2020, and therefore the substantial doubt about our ability to continue as a going concern disclosed in the 2017 Annual Report on Form 10-K has been alleviated.

Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•                  the pace of clinical site initiation and patient enrollment in our PolarisDMD Phase 3 trial and any unanticipated costs or expenses related to this trial, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;

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

Contractual Obligations

As of September 30, 2018, other than the payment in full of amounts due under our Credit Facility, there had been no material changes to our contractual obligations and commitments disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $43.2 million and, as of December 31, 2017, we had cash and cash equivalents of $16.4 million.  As of September 30, 2018, our cash equivalents consisted of money market funds, U.S. reverse repurchase agreements, and corporate debt securities. As of September 30, 2018, short-term investments consisted of corporate debt securities and U.S reverse repurchase agreements. As of December 31, 2017, our cash equivalents consisted of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete.  We recently initiated our Phase 3 clinical trial of edasalonexent and expect that our expenses will increase substantially as we conduct that trial.  In addition, we may in the future initiate new research, preclinical and clinical development efforts for and seek marketing approval for, other product candidates, and would expect our expenses to increase in connection with each of these activities. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

Accordingly, we will need to obtain additional funding in connection with our continuing operations and for costs related to seeking regulatory approvals and commercialization activities for edasalonexent in Duchenne muscular dystrophy, or DMD, and for any of our other product candidates that have successful clinical trials. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.  For example, in April 2018 we announced a strategic shift to focus resources on our lead program edasalonexent and reduced our workforce by 40%.  In connection with this restructuring, we suspended our other research and development programs until a collaboration or funding is obtained. Any additional funding may not be available to us on acceptable terms, on a timely basis or at all.  In the event that we are unable to obtain such funding on acceptable terms and in a timely manner, we may not be able to complete the regulatory approval or commercialization of edasalonexent or the clinical development, regulatory approval or commercialization of any other product candidate.

In addition, while we may seek one or more collaborators for future development of our product candidates or programs or for our platform technology, we may not be able to enter into a collaboration for any of our product candidates or programs or for our platform technology on suitable terms or at all. In any event, our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain substantial additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.  We do not have any committed external source of funds.

Adequate additional funding may not be available to us on acceptable terms, on a timely basis or at all, impacting our ability to execute on our strategic plans.  Our failure to raise capital on acceptable terms as and when needed would have a material adverse effect on our business, results of operations, financial condition and ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2018 will enable us to fund our operating expenses and debt service and capital expenditure requirements based on our current operating plan into the second quarter of 2020, and therefore the substantial doubt about our ability to continue as a going concern disclosed in the 2017 Annual Report on Form 10-K has been alleviated. Our estimate as to how long we expect our cash, cash equivalents and short-term investments securities to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•      the pace of clinical site initiation and patient enrollment in our PolarisDMD Phase 3 trial and any unanticipated costs or expenses related to this trial, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;

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

Any future indebtedness could adversely affect our ability to operate our business.

Any future indebtedness that we may incur, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Failure to make payments or comply with other covenants under any debt instruments could result in an event of default and acceleration of amounts due.

We have incurred significant losses since inception and expect to incur significant losses for at least the next several years. We may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $27.4 million and $36.1 million for the years ended December 31, 2017 and 2016, respectively. For the three and nine months ended September 30, 2018, our net losses were $5.7 million and $19.8 million, respectively. As of September 30, 2018, we had an accumulated deficit of $191.2 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 registered offering of common stock and common stock warrants, our at-the-market program, and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and to the extent we:

•      conduct our Phase 3 clinical trial of edasalonexent in DMD;

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

We began operations in 2008. Our operations to date have been limited to financing and staffing our company and developing our technology and conducting preclinical research and clinical trials for our product candidates. We have not yet demonstrated an ability to successfully conduct pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our investors should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

The success of edasalonexent will depend on several factors, including the following:

•      successful enrollment and completion of our Phase 3 clinical trial of edasalonexent, as well as any additional clinical trials of edasalonexent, including the ongoing open-label extension of our MoveDMD clinical trial;

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, in 2014, in our clinical trials of our CAT-2003 compound we observed gastrointestinal tolerability issues, including nausea, diarrhea and vomiting, and in some cases these adverse events led to dose reductions or discontinuations. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

In particular, the successful completion of our clinical development program for edasalonexent for the treatment of DMD is dependent upon our ability to enroll a sufficient number of patients with DMD. DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for edasalonexent in a timely and cost-effective manner or at all. Furthermore, we intend to enroll a significantly greater number of patients in our Phase 3 clinical trial of edasalonexent in DMD than were enrolled in our previous trials of edasalonexent. As a result, we may be subject to greater risks with respect to patient enrollment.

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

Collaborations are complex and time-consuming to negotiate and document. Further, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. In addition, any loan and security agreements or collaboration agreements that we enter into in the future may contain, restrictions on our ability to enter into potential collaborations or to otherwise develop specified compounds.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty.  Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union.  Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In August 2017, the Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Under the Cures Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-resourced FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In January 2017, President Trump issued an executive order, applicable to all executive agencies including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB in February 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a  “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. It is difficult to predict how these various requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the December 2017 enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an executive order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second executive order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, in July 2018 following a federal district court decision from New Mexico, the Administration announced that it would be freezing payments to insurers under the ACA to cover sicker patients until it or Congress can address the appropriate methodology for calculating and making such payments. It remains to be seen how this action will affect the implementation of the ACA.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

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

Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent drug labeling and post-marketing testing and other requirements.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, of individuals in the European Union is governed by the General Data Protection Regulation (GDPR). The GDPR became effective on May 25, 2018. It imposes numerous requirements on companies that process personal data, including requirements relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; and implementing safeguards to protect the security and confidentiality of personal data. The GDPR imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States. Failure to comply with the requirements of the GDPR may result in fines of up to 20 million Euros or four percent of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages. The GDPR increases our responsibility and potential liability in relation to personal data that we process, and we may be required to change our business practices or put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects, and despite our efforts, there is a risk that we may be subject to fines, litigation, and reputational harm in connection with our European activities.

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

Risks Related to Employee Matters, Managing Growth and Information Technology

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

Security breaches and other disruptions to our information technology systems could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information and employee data. We also rely to a large extent on information technology systems to operate our business. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure, and that of our vendors and third-party providers, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our vendors and third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. While we have invested in information technology security measures and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to attack our information technology systems and data using means that have included phishing.  Any service interruptions or security breaches of our information technology systems may substantially impair our ability to operate our business and could compromise our networks, or those of our vendors and third-party providers, and the information stored could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

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

There are various quantitative listing requirements for a company to remain listed on The Nasdaq Stock Market, or Nasdaq, including maintaining a minimum bid price of $1.00 per share.  The closing price of our common stock from July 1, 2018 to October 31, 2018 ranged from a high of $0.91 per share to a low of $0.62 per share. On August 3, 2018, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market. We have been provided an initial period of 180 calendar days, or until January 30, 2019, to regain compliance with this rule. If, at any time before January 30, 2019, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we may be eligible to regain compliance with the minimum bid requirement.  Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive business days before determining that we comply with Nasdaq’s continued listing standards.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exceptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of SOX Section 404 and reduced disclosure obligations regarding executive compensation.  Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404 we are required to furnish reports by our management on our internal control over financial reporting with our Annual Reports on Form 10-K with the SEC. However, while we remain an emerging growth company or a smaller reporting company, we will not be required to include attestation reports on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2018, we had outstanding 71,038,419 shares of common stock. The holders of an aggregate of 4,098,653 of these outstanding shares of common stock, along with the holders of warrants to purchase 24,556 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates.  In addition, as of September 30, 2018 we had outstanding warrants to purchase an additional 42,000,000 shares of common stock at an exercise price of $1.20 per share.  These warrants are fully exercisable and we have registered the issuance of shares upon exercise of these warrants under a registration statement.  As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates.

We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans.  As of September 30, 2018, we had outstanding options to purchase an aggregate of approximately 4,489,457 shares of our common stock, of which options to purchase approximately 1,734,044 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As part of our June 2018 equity financing we issued warrants to purchase an aggregate of 42,000,000 shares of common stock at an exercise price of $1.20 per share.  As of September 30, 2018, all of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock.  The warrants were fully exercisable upon issuance and remain exercisable for five years from the date of issuance.  We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates.  Sales of these shares could cause the market price of our common stock to decline significantly.  Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

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

We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business.  Any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of gain for the foreseeable future.

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

10.1

Sublease Agreement, dated as of September 14, 2018, by and between Inzen Therapeutics, Inc. and Catabasis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on October 16, 2018)

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

Catabasis Pharmaceuticals, Inc.

Date: November 13, 2018	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and Chief Legal Officer (Principal Financial Officer)