Form 10-K
period 2018-12-31
CATABASIS PHARMACEUTICALS INC
filed 2019-03-14
CIK 1454789

Use these links to rapidly review the document

EXHIBIT INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2018: $63,319,764.

          As of March 7, 2019, there were 11,495,742 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

        These forward-looking statements include, among other things, statements about:

  •
  our expectations regarding our ability to successfully conduct the PolarisDMD trial, and our expectations regarding the timing and results of such trial, including reporting top-line results of this trial in the second quarter of 2020 and the potential consistency of data produced by this trial with prior results from our MoveDMD® trial, as well as any new data and analyses relating to the safety profile and potential clinical benefits of edasalonexent;

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

        We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the "Risk Factors" section, that could cause actual

ii

results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

iii

PART I

Item 1.    Business

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule that inhibits NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy, or DMD. We believe edasalonexent has the potential to be a foundational therapy for all patients affected by DMD regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

        We initiated a global Phase 3 trial of edasalonexent for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial. The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent for registration purposes, with top-line results expected in the second quarter of 2020. Our goal is to submit a New Drug Application, or NDA, for edasalonexent for the treatment of DMD in early 2021. PolarisDMD is currently enrolling patients with enrollment expected to be completed in 2019. The trial design was informed by discussions with the FDA, as well as input from treating physicians, families of boys affected by DMD and patient advocacy organizations.

        The PolarisDMD trial is a randomized, double-blind, placebo-controlled trial, and we anticipate enrolling approximately 125 patients between the ages of four and seven (up to eighth birthday), regardless of mutation type, who have not been on steroids for at least six months. The primary efficacy endpoint is change in North Star Ambulatory Assessment, or NSAA, score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are the age-appropriate timed function tests: time to stand, 4-stair climb and 10-meter walk/run. Assessments of growth, cardiac and bone health are also included in the trial.

        This month, we are initiating a new open-label extension trial called the GalaxyDMD trial, in which we plan to enroll all of the boys currently participating in the MoveDMD open-label extension, and which will also provide the boys who complete the 12-month PolarisDMD trial with the opportunity to receive open-label edasalonexent treatment. The GalaxyDMD trial is designed to provide longer term safety data to support registration filings.

        Our MoveDMD Phase 1/2 trial enrolled ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the 31 boys in the trial had 26 different dystrophin mutations. The MoveDMD trial was designed to be conducted in three sequential parts, Phase 1 and Phase 2, both of which are completed, and an open-label extension, which is on-going. In Phase 1 of the MoveDMD trial, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, and we reported in January 2016 that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations. In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using magnetic resonance imaging, or MRI, T2 as an early biomarker at 12 weeks, and announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100/mg/kg/day edasalonexent treatment group that were not statistically significant. Subsequently, in the open-label extension of the

MoveDMD trial, we observed statistically significant improvement in the rate of change in lower leg composite MRI T2 through 12, 24, 36 and 48 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period.

        We have completed key efficacy and safety assessments from the MoveDMD trial. In the ongoing open-label extension of the MoveDMD trial through 72 weeks of oral 100 mg/kg/day edasalonexent treatment, we observed preserved muscle function and consistent improvements in all four assessments of muscle function: NSAA score, time to stand, 4-stair climb and 10-meter walk/run, compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. Additionally, supportive changes in non-effort-based measures of muscle health were seen, supporting the durability of edasalonexent treatment effects. Specifically, we observed in the 100 mg/kg/day treatment group, that all four muscle enzymes tested (creatine kinase, alanine aminotransferase, aspartate aminotransferase and lactate dehydrogenase) were significantly decreased compared to baseline following edasalonexent treatment at 12 weeks and later time points through 72 weeks (p<0.05). Through 72 weeks of treatment, edasalonexent continued to be well tolerated with no safety signals observed in the MoveDMD trial. Boys treated with edasalonexent continued to follow age-appropriate growth curves with age-appropriate increases in weight and height and overall body mass index trended down to age-normative values. We also observed that the heart rate of the boys significantly decreased toward age-normative values through over a year and a half period of edasalonexent treatment.

        In addition to edasalonexent, we have developed CAT-5571 as a potential treatment for cystic fibrosis, or CF. CAT-5571 is an oral small molecule that is designed to activate autophagy, a mechanism for recycling cellular components and digesting pathogens, which is important for host defenses and is depressed in CF. We have completed investigational new drug, or IND, application-enabling activities for CAT-5571.

        As of December 31, 2018, we owned six issued U.S. patents with composition of matter and method of use claims directed to edasalonexent and four issued U.S. patents with composition of matter and method of use claims directed to CAT-5571. These patents are expected to expire between 2029 and 2030, without taking into account potential patent term extensions. In addition, our patent portfolio includes over 70 issued foreign patents, three pending U.S. patent applications, four pending international patent applications, and 17 pending foreign patent applications.

Our Product Candidates

Edasalonexent

        We designed edasalonexent to inhibit NF-kB, a protein that is activated in DMD and that drives inflammation, fibrosis and muscle degeneration, and suppresses muscle regeneration. We have reported results from Phase 1, Phase 2 and the ongoing open-label extension of the MoveDMD trial through administration of edasalonexent for up to 72 weeks, as described further below under "—Edasalonexent Clinical Development". The FDA has granted edasalonexent orphan drug, fast track and rare pediatric disease designations for the treatment of DMD. The EC has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

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

        DMD occurs almost exclusively in males, occurring in approximately 1 in 3,500 live male births. Based on this incidence rate, we estimate that DMD affects a total of approximately 15,000 patients in the United States and approximately 19,000 patients in the European Union, or EU.

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

The Role of NF-kB in Duchenne Muscular Dystrophy

        NF-kB plays an important role in regulating skeletal muscle health and appears to be especially important in regulating skeletal muscle mass in chronic diseases such as DMD. NF-kB is a key link between loss of dystrophin and disease progression in DMD, and NF-kB has a fundamental role in skeletal and cardiac muscle disease in DMD. Activated NF-kB promotes the degradation of specific muscle proteins and leads to the induction of pro-inflammatory mediators such as cytokines, including tumor necrosis factor alpha, or TNF-a, interleukin 6, or IL-6, and interleukin-1 beta, or IL-1b; chemokines; cell adhesion molecules; and tissue degrading enzymes, such as matrix metallopeptidase 9, or MMP-9. In addition, activated NF-kB suppresses muscle stem cell differentiation that is required for muscle regeneration by preventing satellite stem cells from differentiating into myoblasts, progenitor cells that differentiate, to give rise to muscle cells. Activation of NF-kB is observed in muscle tissues of patients with DMD prior to the onset of other clinical manifestations, and activated NF-kB is persistently elevated in the immune cells and regenerative muscle fibers of patients with DMD. Moreover, evidence exists that mechanical stress activates NF-kB in muscles and increases levels of activated NF-kB by a factor of three to four times. Muscles with increased mechanical stress, such as quadriceps and hamstrings, show the most rapid progression of disease.

Unaddressed Market Opportunity

        There are currently only two therapies approved in the United States for the treatment of DMD: the Sarepta Therapeutics, Inc., or Sarepta, drug EXONDYS 51®, also known as eteplirsen, an exon skipping therapy targeting the skipping of exon 51, that was granted accelerated approval by the FDA, and PTC Therapeutics' EMFLAZA®, also known as deflazacort, a glucocorticoid, which is indicated for the treatment of DMD in patients five years of age and older. Corticosteroid therapy, including treatment with prednisone, is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation. In DMD patients, corticosteroids have demonstrated efficacy, which is believed to be driven by reductions in activated NF-kB. However, because corticosteroids primarily act through another pathway called the glucocorticoid receptor-mediated pathway, they can cause significant complications including growth suppression, excessive weight gain, behavioral changes, reduction in bone strength and compromise of the immune system. Over time, corticosteroids induce chronic myopathy in many diseases through induction of muscle protein breakdown, which ultimately leads to muscle damage. DMD patients treated with corticosteroids typically show an initial improvement in measures of muscle function but then resume a progressive decline. Approximately half of DMD patients treated with steroids lose the ability to walk by age thirteen and the vast majority are in wheelchairs by age sixteen. DMD patients typically live until their mid-twenties, despite the availability of corticosteroids.

        In addition to the FDA-approved DMD therapies in the United States, there are several treatments for DMD that currently are being reviewed by the FDA or are approved or under review in the EU or are expected to be under review by regulatory agencies in the near future. For example, Sarepta announced in February 2019 that the rolling NDA for golodirsen, its phosphorodiamidate morpholino oligomer, or PMO, based, exon-53 skipping candidate, has been accepted by the FDA. Golodirsen has been granted priority review by the FDA and the Prescription Drug User Fee Act, or PDUFA, date for a decision is August 19, 2019. Also, PTC Therapeutics' ataluren is conditionally approved in the EU and several other countries for treatment of nonsense mutation DMD, or nmDMD, in ambulatory patients aged two years and older, under the trade name Translarna™. In the third quarter of 2018, PTC Therapeutics filed in the EU for an extension of the existing label for Translarna to include non-ambulatory DMD patients. PTC Therapeutics is conducting additional clinical trials with ataluren in nmDMD in the United States and is in discussions with the FDA as to the regulatory approval pathway.

        EXONDYS 51, golodirsen and ataluren target mechanisms to increase levels of dystrophin in muscles. Each of these agents addresses a specific type of genetic mutation in order to produce a partially functional dystrophin protein. The therapeutic goal of these product candidates is to reduce disease severity and extend survival in those DMD patients who are candidates for therapy with these agents. Based on the prevalence of the specific mutations that EXONDYS 51, golodirsen and ataluren are designed to address, they would be expected to be effective in an aggregate of approximately 34% of DMD patients. We believe that DMD patients, including those treated with these dystrophin-targeted therapies, will continue to require treatments to reduce muscle inflammation and degeneration and enhance muscle regeneration.

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

Edasalonexent Clinical Development

  PolarisDMD Phase 3 Trial of Edasalonexent in Patients with DMD

        We initiated a global Phase 3 trial for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial. The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent for registration purposes, with top-line results expected in the second quarter of 2020. PolarisDMD is currently enrolling patients with sites open for enrollment in the United States, Canada and Australia. Additional PolarisDMD clinical trial sites are expected to open in the United States, Australia, Canada, Europe and Israel in the next few months. In total, the PolarisDMD trial is expected to include approximately 40 clinical trial sites globally with enrollment expected to be completed in 2019. The trial design was informed by discussions with the FDA, as well as input from treating physicians, families of boys affected by DMD and patient advocacy organizations.

        The PolarisDMD trial is a randomized, double-blind, placebo-controlled trial, and we anticipate enrolling approximately 125 patients between the ages of four and seven (up to eighth birthday), regardless of mutation type, who have not been on steroids for at least six months. Boys may be eligible to enroll in the trial if they are on a stable dose of EXONDYS 51, one of two therapies approved for the treatment of DMD in the United States. The primary efficacy endpoint is change in NSAA score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are the age-appropriate timed function tests: time to stand, 4-stair climb and 10-meter walk/run. Assessments of growth, cardiac and bone health are also included. Enrolled boys are being randomized in a 2:1 ratio with two boys receiving edasalonexent for every boy that receives placebo, and we expect that after the initial 12-month treatment period all boys will be offered the opportunity to receive edasalonexent in an open-label extension.

MoveDMD Phase 1/2 Trial of Edasalonexent in Patients with DMD

        Our MoveDMD Phase 1/2 trial enrolled 31 ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the boys in the trial had 26 different dystrophin mutations. The MoveDMD trial was designed to be conducted in three sequential parts, Phase 1 and Phase 2, both of which are completed, and an open-label extension, which is on-going. In Phase 1 of the MoveDMD trial, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, and we reported in January 2016 that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations. In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using MRI T2 as an early biomarker at 12 weeks, and announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100/mg/kg/day edasalonexent treatment group that were not statistically significant and subsequently observed positive MRI T2 results in the open-label extension of the MoveDMD trial described further below.

        We have completed key efficacy and safety assessments from the MoveDMD trial. In the open-label extension of the MoveDMD trial through 72 weeks of oral 100 mg/kg/day edasalonexent treatment, we reported in October 2018 that we have observed preserved muscle function and consistent improvements in all four assessments of muscle function: NSAA score, time to stand, 4-stair climb and 10-meter walk/run, compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. Additionally, supportive changes in non-effort-based measures of muscle health were seen, supporting the durability of edasalonexent treatment effects. Specifically, we observed statistically significant improvement in the rate of change in lower leg composite MRI T2 through 12, 24, 36 and 48 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period. MRI T2 is closely associated with functional outcomes in DMD supported by data from ImagingDMD, the largest natural history database of MRI assessments in boys with DMD.

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

        Additional supportive measures of muscle health also reinforce the positive edasalonexent treatment effects observed in the 100 mg/kg/day treatment group. All four muscle enzymes tested (creatine kinase, alanine aminotransferase, aspartate aminotransferase and lactate dehydrogenase) were significantly decreased compared to baseline following edasalonexent treatment at 12 weeks and later time points through 72 weeks (p<0.05), consistent with a positive impact on muscle health and supportive of a positive impact from treatment with edasalonexent. Biomarker results showed that C-reactive protein, or CRP, was significantly decreased with edasalonexent at 12, 24, 36 and 48 weeks compared to baseline in the 100 mg/kg/day treatment group (p<0.001). CRP is a well-characterized blood test marker that provides a global assessment of inflammation and is elevated in boys affected by DMD. The significant decrease observed in CRP supports a conclusion that the biological activity of edasalonexent in inhibiting NF-kB can decrease inflammation.

        Edasalonexent was well tolerated in the MoveDMD trial with no clinical safety signals observed to date through 2 years of treatment. The majority of adverse events, or AEs, have been mild in nature with no serious AEs. The most common treatment-related AEs were gastrointestinal, primarily mild and transient diarrhea and, in Phase 2, vomiting. There were no treatment-related serious adverse events, no drug discontinuations and no dose reductions. Boys treated with edasalonexent grew an average of 2.1 inches taller per year and gained 2.9 pounds per year, and their overall body mass index decreased from 70th percentile of unaffected boys to the 55th percentile over 72 weeks of treatment, approaching the average body mass index for unaffected boys.

        Additionally, boys with DMD in the age range enrolled in the trial typically have resting tachycardia, a heart rate that exceeds the normal resting rate, and we observed that the heart rate of the boys treated with edasalonexent significantly decreased toward age-normative values over a year and a half period of edasalonexent treatment.

        In the MoveDMD trial, two boys received edasalonexent and eteplirsen for an average of 1 year. The combination was well tolerated with no safety signals. Edasalonexent has previously been shown to increase dystrophin expression in combination with exon-skipping therapy in mdx mice, supporting the potential of edasalonexent to enhance dystrophin-targeted therapies such as eteplirsen and other therapies in development.

Edasalonexent Research Collaborations

        In November 2018, we announced a collaboration with University of Texas Southwestern, or UT Southwestern, to explore the potential of edasalonexent to improve cardiac function in DMD and Becker muscular dystrophy, or BMD. This is a one-year preclinical collaboration with Pradeep Mammen, MD, FACC, FAHA, founder and Medical Director of the Neuromuscular Cardiomyopathy Clinic at UT Southwestern Medical Center as well as Co-Director of the National Institute of Health Sponsored UT Southwestern Senator Paul D. Wellstone Muscular Dystrophy Cooperative Research Center. Cardiomyopathy is the leading cause of mortality in DMD and BMD. Preclinical and clinical data support the potential for cardiac benefits with edasalonexent in DMD and BMD.

        In September 2016, we announced a pre-clinical joint research collaboration with Sarepta to explore a combination drug treatment approach for DMD. In the collaboration, increased dystrophin protein expression was seen with an exon-skip modality in combination with edasalonexent in a mouse model of DMD.

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

        The EC has granted orphan medicinal product designation to edasalonexent for the treatment of DMD. Similar to the FDA orphan drug designation, the EC may designate a product as an orphan medicinal product if it is intended for the treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons. In Europe, marketing authorization for an orphan medicinal product generally leads to up to a ten-year period of market exclusivity if the product candidate is granted marketing authorization in the EU.

Edasalonexent Expansion Indication Opportunities

        In addition to our work in DMD, we are evaluating other diseases where the inhibition of NF-kB may be beneficial for further therapeutic applications of edasalonexent. There are a number of other rare diseases where NF-kB is believed to play an important role, such as BMD, which is a type of muscular dystrophy and is characterized by slowly progressive muscle weakness of the legs and pelvis.

CAT-5571

        CAT-5571 is a conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA, based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART Linker, drug discovery platform. We are developing CAT-5571 as a potential oral treatment for CF. CAT-5571 is a small molecule that is designed to activate autophagy, a mechanism for recycling cellular components and digesting pathogens, which is important for host defenses and is depressed in CF. We have completed IND application-enabling activities for CAT-5571. We intend to further develop our CAT-5571 program through selective collaborations with leading biotechnology and pharmaceutical companies.

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

Manufacturing and Supply

        Our product candidates are small molecule compounds manufactured from component raw materials. The omega-3 fatty acid materials that we use as bioactives are purified from natural sources by established pharmaceutical fine chemicals manufacturers. The other bioactive and linker raw materials that we use are also readily available from established pharmaceutical intermediate manufacturers. The components are conjugated to form the SMART Linker product candidate using well understood, conventional chemistries.

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

Edasalonexent for Duchenne Muscular Dystrophy

        There are currently only two therapies approved in the United States for the treatment of DMD. Sarepta's drug EXONDYS 51 was approved by the FDA for the treatment of DMD under the accelerated approval pathway in September 2016 for patients who have a confirmed mutation of the DMD gene that is amenable to exon 51 skipping. In addition, in February 2017, the FDA granted approval of PTC Therapeutics' drug EMFLAZA, for the treatment of DMD in patients five years and older. PTC Therapeutics has subsequently submitted an sNDA to expand the EMFLAZA label to include two-to-five year old DMD patients in the United States and has stated that it expects a response from the FDA in 2019. Outside of the United States, PTC Therapeutics' drug ataluren, also known as Translarna, has been conditionally approved within the EU Member States, Iceland, Liechtenstein, Norway, Israel and South Korea for the treatment of nmDMD in ambulatory patients aged two years and older. PTC Therapeutics is also currently running confirmatory Phase 2/3 clinical trials with ataluren in nmDMD in the United States and has stated that it plans to re-submit an NDA to FDA pending the outcomes of these trials. Although not previously approved for the treatment of DMD, corticosteroid therapy, including prednisone, is considered standard of care and is often prescribed to treat the inflammation underlying DMD and to delay loss of ambulation.

        A number of companies are developing therapies to treat DMD in patients with specific mutations in the dystrophin gene. In addition to EXONDYS 51, Sarepta has two additional exon-skipping therapies for DMD in Phase 3 clinical development. These agents, golodirsen (SRP-4053) and casimersen (SRP-4045), target skipping of exons 53 and 45, respectively. Sarepta has submitted a rolling NDA to the FDA for golodirsen with an August 19, 2019 PDUFA date. Daiichi-Sankyo is developing an exon-skipping product candidate for DMD patients with out-of-frame deletion mutations amenable to exon 45 skipping and announced in February 2016 that it began its first Phase 1/2 clinical trial for its product candidate, DS-5141b, in Japan. NS Pharma has a compound, NS-065/NCNP-01, in Phase 2 clinical development in the United States and Japan for patients with mutations amenable to exon 53 skipping. NS-065/NCNP-01 received orphan drug designation in the United States and was granted Fast Track designation by the FDA. Based on the prevalence of the specific mutations that these product candidates being developed by Sarepta, Daiichi-Sankyo and NS-Pharma are designed to address, they would be expected to have the potential to be effective in an aggregate of approximately 16% of DMD patients. In addition, Wave Life Sciences Ltd., or Wave, initiated a Phase 1 clinical trial in DMD in November 2017 for its exon 51 skipping candidate, suvodirsen (WVE-210201). Wave has stated that it plans to initiate a Phase 2/3 clinical trial in DMD with suvodirsen in 2019.

        In addition to exon-skipping therapies, other companies have alternative therapeutic approaches to the treatment of DMD in late stage clinical development. Other alternative therapeutic approaches in later stage clinical trials include Italfarmaco S.p.A.'s Phase 3 trial in ambulant DMD boys for givinostat, a histone deacetylase inhibitor. F. Hoffman-La Roche Ltd., or Roche, has a myostatin inhibitor in a Phase 2/3 clinical trial for DMD. Additionally, ReveraGen is testing vamololone, a putative dissociative steroid, in a Phase 2b clinical trial. Mallinckrodt is also running a large Phase 2 trial in DMD boys aged four to eight years old for cosyntropin, or MNK-1411, and Santhera has announced that it plans to re-submit marketing authorization applications for idebenone for the treatment of DMD in patients with respiratory function decline and not taking concomitant glucocorticoids to EMA and the FDA in 2019. A number of companies also have products candidates in earlier clinical development for DMD, including Akashi Therapeutics, Astellas, Capricor Therapeutics, Cardero Therapeutics, EspeRare, Fibrogen, Phrixus Pharmaceuticals, and Taiho Pharmaceuticals. If successfully developed, some of these alternative therapeutic approaches may be applicable to all DMD patients regardless of underlying mutation status. Additionally, several gene therapy programs targeting the dystrophin gene have entered clinical development, including Solid Biosciences SGT-001, Pfizer's PF-06939926, and Sarepta's GALGT2 and micro-dystrophin programs being conducted in collaboration with Nationwide Children's Hospital.

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

        As of December 31, 2018, our patent estate included over 10 issued U.S. patents, over 70 issued foreign patents, over three pending U.S. patent applications, four pending international patent applications, and 17 pending foreign patent applications.

        With regard to edasalonexent, we have six issued U.S. patents with composition of matter and method of use claims covering edasalonexent and its use. The issued U.S. patents are expected to expire in 2029, without taking a potential patent term extension into account. In addition, we have patents that have been granted in various countries and regions including Australia, Canada, China, Europe, India, Israel, Japan, Korea, Mexico and New Zealand, which are expected to expire in 2029, without taking potential patent term extensions into account, and at least five pending patent applications in various other countries in North and South America, which, if issued, are expected to expire in 2029, without taking potential patent term extensions into account.

        With regard to CAT-5571, we have four issued U.S. patents with composition of matter and method of use claims covering CAT-5571 and its use, which are scheduled to expire in 2030, without taking potential patent term extensions into account. We also have 10 patent applications pending in the United States and in other regions including North America, South America, Europe, Asia and Australia, with claims covering CAT-5571 and related compounds and their use, including their use in the treatment of cystic fibrosis.

        The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

        In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering edasalonexent and CAT-5571, may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Government Regulation and Product Approvals

        Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, sales, reimbursement, distribution, pricing, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

        Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted, to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

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

        Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

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

Expanded Access to an Investigational Drug for Treatment Use

        Expanded access, sometimes called "compassionate use," is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or treatment IND application.

        When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

        On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act, or FDARA, later amended) a requirement that drug and biologic companies that sponsor one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

        In addition, on May 30, 2018 the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

        Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted, to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

        FDARA established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

Submission of an NDA to the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

        Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites involved with the conduct of the Phase 3 clinical trials to assure compliance with GCP. If compliance or data integrity is called into question due to inspection finding, this may cause a delay or affect the likelihood of drug approval. Under the FDARA, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

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

        For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. There is limited experience with accelerated approvals by the FDA based on intermediate clinical endpoints. However, the FDA has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

        The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

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

        If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

        In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

        Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is "bioequivalent" to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if "the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug..."

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

Patent Term Restoration and Extension

        A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product's approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA. ql

Rare Pediatric Disease Priority Review Voucher Program

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

        In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation was published on June 16, 2014 but is not expected to apply until later in 2019. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

        The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the "EU Portal and Database"; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

        As in the United States, similar requirements for posting clinical trial information are present in the European Union website: https://eudract.ema.europa.eu/ and other countries.

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

Pricing Decisions for Approved Products

        In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Brexit and the Regulatory Framework in the United Kingdom

        On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

        The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. If no formal withdrawal agreement is reached between the United Kingdom and the EU, then it is expected the United Kingdom's membership of the EU will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the EU. Discussions between the United Kingdom and the EU focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the EU on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

General Data Protection Regulation

        The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

        In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

  •
  Foreign Corrupt Practices Act which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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

        Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole."

        The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

        Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

        For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers' ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare's drug-pricing dashboard to increase transparency; prohibit Part D contracts that include "gag rules" that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

        At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees

        As of December 31, 2018, we had 24 employees, 14 of whom were primarily engaged in research and development activities. A total of 8 employees have Ph.D. degrees. None of our employees is represented by a labor union and we believe our relations with our employees are good.

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

        On December 28, 2018, we effected a 1-for-10 reverse split of our common stock. All share amounts in this report give effect to the reverse split unless otherwise indicated.

Available Information

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website located at www.catabasis.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or the SEC. These reports are also available at the SEC's Internet website at www.sec.gov.

        A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.catabasis.com, under "Corporate Governance".

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

        Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We initiated our PolarisDMD Phase 3 clinical trial of edasalonexent in the third quarter of 2018 and expect that our expenses will increase substantially as we conduct that trial. In addition, we may in the future initiate new research, preclinical and clinical development efforts for and seek marketing approval for, other product candidates, and would expect our expenses to increase in connection with each of these activities. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

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

        We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2018 and the additional $20.5 million that we have raised to date in 2019 in net proceeds from equity financings will enable us to fund our operating expenses and capital expenditure requirements based on our current operating plan into the fourth quarter of 2020. Our estimate as to how long we expect our cash, cash equivalents and short-term investments securities to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

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

        Significant additional capital will be needed in the future to continue our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders' ownership interest may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. For example, our June 2018 and February 2019 registered offerings of common stock and common stock warrants were highly dilutive to existing stockholders' ownership interests. Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

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

        We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $25.9 million and $27.4 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $197.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 and February 2019 registered offerings of common stock and common stock warrants, our at-the-market program, and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

        We anticipate that our expenses will increase substantially if and to the extent we:

  •
  continue to conduct our PolarisDMD Phase 3 clinical trial of edasalonexent in DMD;

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

        Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. This will require our, or any of our future collaborators', success in a range of challenging activities, including obtaining funding to conduct clinical trials of our product candidates, completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborator does, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our investors to lose all or part of their investments.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our approach to the discovery and development of product candidates has been based on our SMART Linker drug discovery platform, which is unproven, and we do not know whether we will be able to develop any products of commercial value.

        We have been focused on discovering and developing novel small molecule drugs by applying our SMART Linker drug discovery platform. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in a Phase 3 clinical trial or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated numerous compounds using our SMART Linker drug discovery platform, no product created using the SMART Linker drug discovery platform has ever been approved for sale.

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

        The success of edasalonexent will depend on several factors, including the following:

  •
  successful enrollment and completion of our PolarisDMD Phase 3 clinical trial of edasalonexent, as well as any additional clinical trials of edasalonexent, including the ongoing open-label extension of our MoveDMD clinical trial;

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

  •
  commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and

  •
  our ability to compete with other therapies, including therapies targeting dystrophin, myostatin and inflammatory mediators.

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

        A significant portion of the research that we have conducted to date and may in the future conduct, involves the development of new compounds using our SMART Linker drug discovery platform. Although, we have suspended efforts to discover additional compounds while we focus our resources on the clinical development of edasalonexent, any drug discovery that we are conducting using our SMART Linker drug discovery platform may not be successful in creating compounds that have commercial value or therapeutic utility. Our SMART Linker drug discovery platform may initially show promise in identifying potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization for a number of reasons, including:

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

        Our research programs to identify new product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new product candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, either because our SMART Linker platform is not successful or because we do not develop alternative methods to identify compounds for development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

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

        In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For example, while we observed positive NF-kB biomarker data in the Phase 1 portion of our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD that demonstrated NF-kB target engagement via statistically significant reduction in NF-kB controlled gene expression for the 67 mg/kg/day and 100 mg/kg/day dosing levels, the primary efficacy endpoint in the Phase 2 portion of the trial, which was average change from baseline to week 12 in the magnetic resonance imaging, or MRI, T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo, for the same dosing levels was not met. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

The regulatory approval processes for product candidates that target rare diseases, including DMD and cystic fibrosis, are uncertain.

        Due to the lack of precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any of our product candidates that target rare diseases, such as DMD or cystic fibrosis, is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned investigational new drug applications and NDAs for our product candidates, in a timely manner, or at all. For example, DMD is a rare disease for which there are only two FDA approved therapeutics. Further, the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval. Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

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

DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for edasalonexent in a timely and cost-effective manner or at all. Furthermore, we intend to enroll a significantly greater number of patients in our PolarisDMD Phase 3 clinical trial of edasalonexent in DMD than were enrolled in our previous trials of edasalonexent. As a result, we may be subject to greater risks with respect to patient enrollment.

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

        There are currently two therapies approved for the treatment of DMD in the United States, Sarepta Therapeutics' drug EXONDYS 51®, also known as eteplirsen, and PTC Therapeutics' EMFLAZA®, also known as deflazacort, a corticosteroid. Additionally, corticosteroid therapy, including prednisone, is often prescribed off-label to treat the inflammation underlying DMD and to delay loss of ambulation. PTC Therapeutics' Translarna™ has conditional marketing authorization in the European Union for the treatment of DMD caused by a nonsense mutation. A number of companies are developing additional therapies to treat DMD and are in the process of registration or in late stage clinical development, including Hoffman-La Roche Ltd., Italfarmaco S.p.A., ReveraGen, Mallinckrodt, PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

        Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent's claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

        The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Under the Cures Act and the Trump Administration's regulatory reform initiatives, the FDA's policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

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

        We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA's ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-resourced FDA could result in delays in the FDA's responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In January 2017, President Trump issued an executive order, applicable to all executive agencies including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the "two-for-one" provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB in February 2017, the administration indicates that the "two-for-one" provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a "Regulatory Reform Officer" and establish a "Regulatory Reform Task Force" to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. It is difficult to predict how these various requirements will be implemented, and the extent to which they will impact the FDA's ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA's ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

        Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the December 2017 enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA.

        The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

        Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration's budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

        In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers' ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare's drug-pricing dashboard to increase transparency; prohibit Part D contracts that include "gag rules" that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

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

        Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent drug labeling and post-marketing testing and other requirements.

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

        Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician's employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

        We undertook an organizational restructuring in April 2018 to reduce costs, in which we reduced our workforce by 40%. This restructuring increased our dependence on senior management and other key employees and could present significant additional risks including unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our remaining employees to seek alternate employment, fail to meet operational objectives as a result of decreased staffing, increased demands on our remaining employees and diversion of management's attention from ongoing business activities to implement and oversee the restructuring.

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

We expect to grow our organization significantly if our PolarisDMD Phase 3 trial of edasalonexent for the treatment of DMD is successful, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

        We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution, if our PolarisDMD Phase 3 trial of edasalonexent for the treatment of DMD is successful and we obtain FDA approval to market edasalonexent for the treatment of DMD in the United States. To manage these growth activities, we would need to implement and improve our managerial, operational and financial systems, expand our facilities and to recruit and train additional qualified personnel. Our management may need to devote a disproportionate amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Security breaches and other disruptions to our information technology systems could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer.

        In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information, employee data and personally identifiable information of clinical trial participants. We also rely to a large extent on information technology systems to operate our business. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure, and that of our vendors and third-party providers, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our vendors and third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. While we have invested in information technology security measures and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to attack our information technology systems and data using means that have included phishing. Any service interruptions or security breaches of our information technology systems may substantially impair our ability to operate our business and could compromise our networks, or those of our vendors and third-party providers, and the information stored could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.

        Our shares of common stock began trading on The Nasdaq Global Market, or Nasdaq, in June 2015. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price for our common stock and thereby affect the ability of our stockholders to sell their shares. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If we were to be delisted from The Nasdaq Stock Market, it could make trading in our stock more difficult.

        There are various quantitative listing requirements for a company to remain listed on the Nasdaq, including maintaining a minimum bid price of $1.00 per share. Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders' ability to sell or purchase their common stock when they wish to do so. On August 3, 2018, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the preceding 30 consecutive business days (June 20, 2018 to August 2, 2018), the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market as required by Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. On December 28, 2018, we effected a one-for-ten reverse split of our common stock in order to regain compliance with the Minimum Bid Price Requirement. On January 15, 2019, we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed. No assurance can be given that we will continue to remain compliant with the Minimum Bid Price Requirement or Nasdaq's other continued listing requirements.

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

We are an "emerging growth company" and a "smaller reporting company," and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

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

        As a public company, and particularly after we are no longer an "emerging growth company" or a "smaller reporting company," we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2018, we had outstanding 7,141,996 shares of common stock, and as part of our February 2019 equity financing we issued an additional 4,000,000 shares of common stock. The holders of an aggregate of 409,865 of these outstanding shares of common stock as of December 31, 2018, along with the holders of warrants to purchase 2,454 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates. In addition, as of December 31, 2018 we had outstanding warrants to purchase an additional 4,200,000 shares of common stock at an exercise price of $12.00 per share, and as part of our February 2019 equity financing we issued warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $6.25 per share. These warrants are fully exercisable and we have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates.

        We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans. As of December 31, 2018, we had outstanding options to purchase an aggregate of approximately 433,389 shares of our common stock, of which options to purchase approximately 168,566 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

        As part of our June 2018 equity financing we issued warrants to purchase an aggregate of 4,200,000 shares of common stock at an exercise price of $12.00 per share, and as part of our February 2019 equity financing we issued warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $6.25 per share. As of March 7, 2019, all of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. The warrants were fully exercisable upon issuance and remain exercisable for five years from their respective dates of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

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

        The trading market for our common stock will likely depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our offices are located in Cambridge, Massachusetts and consist of approximately 19,000 square feet of leased office and laboratory space. The lease expires in June 2020. We also sublease approximately 15,000 square feet of our total leased space to a third party under a sublease which expires in June 2020. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

Holders

        As of March 7, 2019, there were approximately 31 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule that inhibits NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy, or DMD. We believe edasalonexent has the potential to be a foundational therapy for all patients affected by DMD regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

        We initiated a global Phase 3 trial of edasalonexent for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial. The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent for registration purposes, with top-line results expected in the second quarter of 2020. Our goal is to submit a New Drug Application for edasalonexent for the treatment of DMD in early 2021. PolarisDMD is currently enrolling patients with enrollment expected to be completed in 2019. The trial design was informed by discussions with the FDA, as well as input from treating physicians, families of boys affected by DMD and patient advocacy organizations.

        The PolarisDMD trial is a randomized, double-blind, placebo-controlled trial, and we anticipate enrolling approximately 125 patients between the ages of four and seven (up to eighth birthday), regardless of mutation type, who have not been on steroids for at least six months. The primary efficacy endpoint is change in North Star Ambulatory Assessment, or NSAA, score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are the age-appropriate timed function tests: time to stand, 4-stair climb and 10-meter walk/run. Assessments of growth, cardiac and bone health are also included in the trial.

        This month, we are initiating a new open-label extension trial called the GalaxyDMD trial, in which we plan to enroll all of the boys currently participating in the MoveDMD open-label extension, and which will also provide the boys who complete the 12-month PolarisDMD trial with the opportunity to receive open-label edasalonexent treatment. The GalaxyDMD trial is designed to provide longer term safety data to support registration filings.

        Our MoveDMD Phase 1/2 trial enrolled ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the 31 boys in the trial had 26 different dystrophin mutations. The MoveDMD trial was designed to be conducted in three sequential parts, Phase 1 and Phase 2, both of which are completed, and an open-label extension, which is on-going. In Phase 1 of the MoveDMD trial, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, and we reported in January 2016 that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations. In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using magnetic resonance imaging, or MRI, T2 as an early biomarker at 12 weeks, and announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100/mg/kg/day edasalonexent treatment group that were not statistically significant. Subsequently, in the open-label extension of the MoveDMD trial, we observed statistically significant improvement in the rate of change in lower leg composite MRI T2 through 12, 24, 36 and 48 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period.

        We have completed key efficacy and safety assessments from the MoveDMD trial. In the ongoing open-label extension of the MoveDMD trial through 72 weeks of oral 100 mg/kg/day edasalonexent treatment, we observed preserved muscle function and consistent improvements in all four assessments of muscle function: NSAA score, time to stand, 4-stair climb and 10-meter walk/run, compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. Additionally, supportive changes in non-effort-based measures of muscle health were seen, supporting the durability of edasalonexent treatment effects. Specifically, we observed, in the 100 mg/kg/day treatment group, that all four muscle enzymes tested (creatine kinase, alanine aminotransferase, aspartate aminotransferase and lactate dehydrogenase) were significantly decreased compared to baseline following edasalonexent treatment at 12 weeks and later time points through 72 weeks (p<0.05). Through 72 weeks of treatment, edasalonexent continued to be well tolerated with no safety signals observed in the MoveDMD trial. Boys treated with edasalonexent continued to follow age-appropriate growth curves with age-appropriate increases in weight and height and overall body mass index trended down to age-normative values. We also observed that the heart rate of the boys significantly decreased toward age-normative values with over a year and a half period of edasalonexent treatment.

        In addition to edasalonexent, we have developed CAT-5571 as a potential treatment for cystic fibrosis, or CF. CAT-5571 is an oral small molecule that is designed to activate autophagy, a mechanism for recycling cellular components and digesting pathogens, which is important for host defenses and is depressed in CF. We have completed investigational new drug, or IND, application-enabling activities for CAT-5571.

        Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, product development, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, paying existing debt obligations and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through December 31, 2018, we have raised an aggregate of $245.2 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $42.0 million represented gross proceeds from an underwritten public offering of common stock and warrants to purchase common stock in June 2018, or our June 2018 Financing, $19.0 million represented gross proceeds from our at-the-market, or ATM, offering programs, $10.0 million was from a secured debt financing, and $0.8 million was from common stock option and warrant exercises. Following December 31, 2018, we raised an additional $20.0 million in gross proceeds from an underwritten public offering of common stock and warrants to purchase common stock in February 2019, or our February 2019 Financing, and $2.1 million in gross proceeds from our ATM offering program.

Financial Overview

Revenue

        As of December 31, 2018, we have not generated any revenue from product sales.

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

  •
  the cost of consultants;

  •
  the cost of lab supplies and acquiring, developing and manufacturing study materials; and

  •
  facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

        The following summarizes our most advanced current research and development programs:

  •
  Edasalonexent for the treatment of DMD—Edasalonexent is a conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties, based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART Linker, drug discovery platform. We designed edasalonexent to inhibit NF-kB, a key link between loss of dystrophin and disease pathology that plays a fundamental role in the initiation and progression of skeletal and cardiac muscle disease in DMD. We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017. In July 2016, we initiated an open-label extension of the MoveDMD trial, which has provided safety and efficacy data through 24, 36, 48, 60 and 72 weeks of edasalonexent treatment, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018, April 2018 and October 2018. We initiated the global Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, regardless of mutation type, in the second half of 2018 with top-line results expected in the second quarter of

    2020. The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent in patients with DMD and is intended to support an application for commercial registration of edasalonexent.

  •
  Edasalonexent for the treatment of BMD—We are evaluating the potential benefits of edasalonexent treatment in BMD and investigating potential approaches for clinical trials in BMD.

  •
  CAT-5571—CAT-5571 is a SMART Linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA. CAT-5571 is a potential oral therapy to treat CF. CAT-5571 is a small molecule designed to activate autophagy, a mechanism for recycling cellular components and digesting pathogens, which is important for host defenses and is depressed in CF. We have completed IND-enabling activities for CAT-5571.

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

        The following table summarizes our research and development expenses by program (in thousands):

	Year Ended December 31,
	2018	2017
Edasalonexent	$7,897	$5,887
CAT-5571	528	2,436
Other research and platform programs	628	1,393
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	6,379	6,816
Facilities	910	1,269
Consultants and professional expenses, including stock-based compensation	361	191
Other	339	690

Total costs not directly allocated to programs	7,989	8,966

Total research and development expenses	$17,042	$18,682

        Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $37.3 million and $4.2 million, respectively.

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

Restructuring

        In April 2018, we announced a strategic shift to focus resources on our lead program edasalonexent. Consequently, we reduced our workforce by 40% during the quarter ended June 30, 2018. Charges for employee severance, employee benefits, consolidation of facilities and contract terminations of $0.9 million were recorded in the year ended December 31, 2018, of which $0.8 million was paid in the period. Of these costs, $0.4 million was recorded in the general and administrative section and $0.5 million was recorded in the research and development section of the accompanying consolidated statement of operations. We also recorded a net gain in other income, net of $0.3 million in connection with the sale or exchange of assets disposed of during the consolidation and relocation of facilities.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

        The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the dollar change in those items (in thousands):

	Year Ended December 31,
			Period-to- Period Change
	2018	2017
Revenue	$—	$500	$(500)

Operating expenses:
Research and development	17,042	18,682	(1,640)
General and administrative	9,329	8,912	417

Total operating expenses	26,371	27,594	(1,223)
Loss from operations	(26,371)	(27,094)	723
Other income (expense), net	501	(270)	771

Net loss	$(25,870)	$(27,364)	$1,494

Revenue

        During the year ended December 31, 2017, we recognized revenue of $0.5 million related to the Option Agreement. We did not recognize any revenue in the year ended December 31, 2018.

Research and Development Expenses

        Research and development expenses decreased by $1.6 million to $17.0 million for the year ended December 31, 2018 from $18.7 million for the year ended December 31, 2017, a decrease of 9%. The decrease in research and development expenses was attributable to a $1.9 million decrease in costs to support our CAT-5571 program, a $0.8 million decrease in costs to support other research and platform programs, a $0.4 million decrease in employee compensation due to a reduction in our workforce, a $0.4 million decrease in other expenses such as general office items and the research and development portion of depreciation expense and a $0.3 million decrease in the research and development portion of facilities costs. These decreases were partially offset by a $2.0 million increase in costs to support our edasalonexent program due to activities associated with conducting the PolarisDMD trial and a $0.2 million increase in consultants and professional expenses.

General and Administrative Expenses

        General and administrative expenses increased by $0.4 million to $9.3 million for the year ended December 31, 2018 from $8.9 million for the year ended December 31, 2017, an increase of 5%. The increase in general and administrative expenses was attributable to a $0.8 million increase in employee compensation due to one-time performance bonuses awarded to general and administrative employees that were not awarded bonuses in 2017, a $0.1 million increase in the general and administrative portion of insurance and facilities expense, and a $0.1 million increase in Delaware franchise tax. These increases were partially offset by a $0.6 million decrease in consulting and professional services due to cost cutting associated with a strategic shift and restructuring.

Other Income (Expense), Net

        Other income (expense), net increased by $0.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to a decrease in interest expense of $0.4 million due to principal payments made on our credit facility, an increase in other income of $0.1 million due partially to the net gain realized on assets sold in consolidation of our facilities and an increase of $0.3 million in interest and investment income due to an increase in our interest-bearing assets following our June 2018 financing.

Liquidity and Capital Resources

        From our inception through December 31, 2018, we have raised an aggregate of $245.2 million, of which $92.9 million was from private placements of preferred stock, $69.0 million represented gross proceeds from our IPO, $11.5 million represented gross proceeds from our September 2016 registered direct offering, $19.0 million represented gross proceeds from our ATM offering programs, $42.0 million represented gross proceeds from our June 2018 Financing, $10.0 million was from a secured debt financing and $0.8 million was from common stock option and warrant exercises. As of December 31, 2018, we had $37.6 million in cash, cash equivalents and short-term investments. Following December 31, 2018, we raised an additional $20.0 million in gross proceeds from our February 2019 Financing and $2.1 million in gross proceeds under our ATM offering program

        We have not generated any revenue from product sales to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur net operating losses in 2019 and for the foreseeable future. As of December 31, 2018, we had an accumulated deficit of $197.3 million. We expect to continue to incur significant expenses and operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and to the extent that we continue to develop and conduct clinical trials with respect to edasalonexent and other product candidates; initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the marketing and sale of certain of our product candidates; hire additional personnel, such as clinical, regulatory, quality control and scientific personnel; and operate as a public company.

At-the-Market Offerings

        We have entered into various sales agreements with Cowen and Company LLC, or Cowen, pursuant to which we could issue and sell shares of our common stock under ATM programs. Cowen was not required to sell any specific amount but acted as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement, which became effective on July 19, 2016. We have paid Cowen 3% of the gross proceeds from the common stock sold through these sales agreements.

        During the year ended December 31, 2018, we sold an aggregate of 577,195 shares of common stock pursuant to our ATM programs, at an average offering price of $15.27 per share, for gross proceeds of $8.8 million, resulting in net proceeds of $8.4 million after deducting sales commissions and offering expenses. During the year ended December 31, 2017, we sold an aggregate of 480,480 shares of common stock through our ATM programs at an average offering price of $17.89 per share, for gross proceeds of $8.6 million, resulting in net proceeds of $8.0 million after deducting underwriting discounts and commissions and offering expenses.

        Subsequent to December 31, 2018, we sold an aggregate of 353,746 shares of common stock through our ATM programs at an average offering price of $5.96 per share, for gross proceeds of $2.1 million, resulting in net proceeds of $2.0 million after deducting sales commissions and offering expenses. Currently, $22.6 million remains available for sale under this program.

2018 June Financing

        On June 20, 2018, we entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering, of 4,200,000 shares of our common stock, and accompanying warrants to purchase up to 4,200,000 shares of common stock, at a combined price to the public of $10.00 per unit, for gross proceeds of $42.0 million, resulting in net proceeds of $38.9 million. The warrants were immediately exercisable at an exercise price of $12.00 per share and will expire five years from the date of issuance.

Credit Facility

        On August 27, 2014, we entered into a loan and security agreement, or the Credit Facility, with MidCap Financial Trust, Flexpoint MCLS SPV LLC and Square 1 Bank, which was subsequently amended in March and December 2015. The Credit Facility provided for maximum borrowings of $25.0 million. We received total proceeds of $10.0 million under term loans and the remaining amounts available for borrowing under this arrangement expired unused as of July 31, 2015. In connection with the drawdowns under the Credit Facility, we issued warrants to purchase shares of convertible preferred stock to the lenders, which upon the closing of our IPO were automatically converted into warrants to purchase an aggregate of 2,454 shares of our common stock at an exercise price of $122.12 per share. The warrants were exercisable immediately and expire after seven years.

        As of December 31, 2018, all outstanding payments under the Credit Facility had been paid. The Credit Facility has expired.

Funding Requirements

        Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

        As of December 31, 2018, we had an accumulated deficit of $197.3 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

        As of December 31, 2018, we had available cash, cash equivalents and short-term investments of $37.6 million. We expect that with the additional $20.5 million that we have raised to date in 2019 in net proceeds from equity financings, our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses into the fourth quarter of 2020.

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

        Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Cash Flows

Comparison of the Years Ended December 31, 2018 and 2017

        The following table provides information regarding our cash flows for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(23,465)	$(26,836)
Net cash (used in) provided by investing activities	(21,905)	14,883
Net cash provided by financing activities	44,295	4,726

Net decrease in cash, cash equivalents and restricted cash	$(1,075)	$(7,227)

Net Cash Used in Operating Activities

        Net cash used in operating activities was $23.5 million for the year ended December 31, 2018 and consisted primarily of a net loss of $25.9 million adjusted for non-cash items, including stock-based compensation expense of $1.8 million, depreciation and amortization expense of $0.1 million, other non-cash items of $0.1 million and a net decrease in operating assets of $0.7 million, which resulted primarily from increases in accounts payable and accrued expenses. These were partially offset by a gain on disposal of property and equipment of $0.3 million.

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

Net Cash (Used In) Provided by Investing Activities

        Net cash used in investing activities was $21.9 million for the year ended December 31, 2018 and consisted of purchases of short-term investments of $70.4 million partially offset by proceeds from maturities of short-term investments of $48.1 million and sales of property and equipment of $0.4 million. Net cash provided by investing activities was $14.9 million during the year ended December 31, 2017, which was attributable to maturities of short-term investments.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $44.3 million during the year ended December 31, 2018, which was primarily attributable to net proceeds of $38.9 million from our June 2018 Financing and net proceeds of $8.3 million from our ATM programs, partially offset by $2.9 million in repayments on the Credit Facility. Net cash provided by financing activities was $4.7 million during the year ended December 31, 2017, which was attributable to net proceeds of $8.0 million from our ATM programs, partially offset by $3.3 million in repayments on the Credit Facility.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

        The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2018:

	Payments due by period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Operating lease obligations(1)	2,142	1,421	721	—

Total contractual cash obligations	$2,142	$1,421	$721	$—

(1)
Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

        We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 60 days' prior written notice to the CRO, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2018, we had cash, cash equivalents and short-term investments of $37.6 million and, as of December 31, 2017, we had cash and cash equivalents of $16.4 million. Our cash equivalents as of December 31, 2018 consisted of money market funds, reverse repurchase agreements, and corporate debt securities. Our short-term investments as of December 31, 2018 consisted of corporate debt securities and reverse repurchase agreements. Our cash equivalents as of December 31, 2017 consisted of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income.

        As of December 31, 2018 and December 31, 2017, we had no material liabilities denominated in foreign currencies.

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

        As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—

Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for "emerging growth companies".

Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is set forth under the captions "Election of Directors," "Directors," "Corporate Governance," "Executive Officers," "Corporate Governance—Code of Ethics" and "Compensation Governance—Audit Committee Financial Expert" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

        We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        The information required by this Item is set forth under the captions "Executive Officers," "Executive Compensation—Compensation Discussion and Analysis," "Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Director Compensation" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

        The following table contains information about our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	433,389	(1)	$29.05	953,928	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	433,389		$29.05	953,928

(1)
Consists of stock options outstanding as of December 31, 2018 under our Amended and Restated 2008 Equity Incentive Plan, as amended, and our Amended and Restated 2015 Stock Incentive Plan.

(2)
Consists of shares issuable under our Amended and Restated 2015 Stock Incentive Plan and our 2015 Employee Stock Purchase Plan, but does not reflect an automatic increase that was effective as of January 1, 2019 of 36,470 shares under the 2015 Employee Stock Purchase Plan. Our 2015 Employee Stock Purchase Plan provides for further annual increases, to be added as of the first day of each fiscal year, from January 1, 2020 until, and including, January 1, 2026, in an amount equal to the least of 36,470 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable year, and an amount determined by our board of directors.

        The other information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018 and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is set forth under the captions "Corporate Governance—Board Independence" and "Director Compensation—Transactions with Related Persons" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018 and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is set forth under the caption "Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018 and is incorporated into this Annual Report on Form 10-K by reference.

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

(a)(3) Exhibits

        The exhibits required for this Annual Report on Form 10-K by Item 601 of Regulation S-K and Item 15(b) of Form 10-K are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on July 1, 2015)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on December 31, 2018)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on July 1, 2015)

4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on June 20, 2018)

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on February 6, 2019)

10.1	Warrant to purchase shares of Series B Preferred Stock issued on August 27, 2014 by the Registrant to Square 1 Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.2	Warrant to purchase shares of Series B Preferred Stock issued on August 27, 2014 by the Registrant to Midcap Financial SBIC, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.3*	Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.4*	Form of Incentive Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.5*	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

Exhibit Number	Description of Exhibit
10.6	Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-229643) filed with the Securities and Exchange Commission on February 13, 2019)

10.7*	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.8*	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.9*	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.10	Second Amended and Restated Investors' Rights Agreement, dated as of March 17, 2015, among the Registrant and the other parties thereto, as amended June 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

10.11*	Amended and Restated Employment Agreement, dated as of April 7, 2010, by and between the Registrant and Jill C. Milne, as amended (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.12*	Offer Letter, dated as of September 30, 2015, by and between the Registrant and Deirdre Cunnane (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-37467) filed with the Securities and Exchange Commission on March 15, 2016)

10.13*	Catabasis Pharmaceuticals, Inc. Executive Severance Benefits Plan effective April 15, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on April 19, 2016)

10.14*	Form of Indemnification Agreement by and between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.15	Indenture of Lease, dated as of December 17, 2010, by and between the Registrant and RB Kendall Fee, LLC, as amended (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.16	Second Amendment of Lease, dated as of July 16, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on November 11, 2015)

Exhibit Number	Description of Exhibit
10.17	Third Amendment of Lease, dated as of November 3, 2016, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on November 7, 2016)

10.18	Fourth Amendment of Lease, dated August 7, 2017, by and between Registrant and ARE-MA REGION NO. 59, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on August 10, 2017)

10.19	Sublease Agreement, dated as of September 14, 2018, by and between Inzen Therapeutics, Inc. and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on October 16, 2018)

10.20	Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Square 1 Bank (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.21	Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Midcap Financial Trust (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.22	Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Flexpoint MCLS Holdings, LLC (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.23	Summary of Non-employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on May 12, 2016)

10.24	Sales Agreement, dated as of October 13, 2017, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on October 13, 2017)

10.25	Sales Agreement, dated as of November 13, 2018, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on November 13, 2018)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 001-37467) filed with the Securities and Exchange Commission on March 15, 2016)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description of Exhibit
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan arrangement.

Item 16.    Form 10-K Summary

        Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Catabasis Pharmaceuticals, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Catabasis Pharmaceuticals, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 14, 2019

Catabasis Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$15,294	$16,369
Short-term investments	22,276	—
Prepaid expenses and other current assets	1,345	1,094

Total current assets	38,915	17,463
Property and equipment, net	56	321
Restricted cash	113	113
Other assets	85	—

Total assets	$39,169	$17,897

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,408	$773
Accrued expenses	2,763	2,432
Current portion of notes payable, net of discount	—	2,479
Other liability	—	332

Total current liabilities	4,171	6,016

Deferred rent, net of current portion	9	89
Other liability	47	—

Total liabilities	4,227	6,105
Commitments (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 7,141,996 and 2,364,526 shares issued and outstanding at December 31, 2018 and 2017, respectively	7	2
Additional paid-in capital	232,243	183,224
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(197,304)	(171,434)

Total stockholders' equity	34,942	11,792

Total liabilities and stockholders' equity	$39,169	$17,897

The accompanying notes are an integral part of these consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenue	$—	$500

Operating expenses:
Research and development	17,042	18,682
General and administrative	9,329	8,912

Total operating expenses	26,371	27,594

Loss from operations	(26,371)	(27,094)
Other income (expense):
Interest expense	(100)	(462)
Interest and investment income	425	160
Other income, net	176	32

Total other income (expense), net	501	(270)

Net loss	$(25,870)	$(27,364)

Net loss per share—basic and diluted	$(5.12)	$(12.62)

Weighted-average common shares outstanding used in net loss per share—basic and diluted	5,054,823	2,168,153

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(25,870)	$(27,364)
Other comprehensive (loss) income:
(Loss) gain on short-term investments	(4)	4

Total other comprehensive (loss) income:	(4)	4

Comprehensive loss	$(25,874)	$(27,360)

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock
					Accumulated Other Comprehensive (Loss) Gain
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
Balance at December 31, 2016	1,881,758	$2	173,158	$(144,070)	$(4)	$29,086

Issuance of common stock for at-the-market offerings, net of issuance costs of $0.6 million	480,480	—	8,036	—	—	8,036
Proceeds from exercises of common stock options	2,288	—	23	—	—	23
Stock-based compensation expense	—	—	2,007	—	—	2,007
Realized gain on short-term investments	—	—	—	—	4	4
Net loss	—	—	—	(27,364)	—	(27,364)

Balance at December 31, 2017	2,364,526	$2	$183,224	$(171,434)	$—	$11,792

Issuance of common stock and warrants in public offering, net of $3.1 million in issuance costs	4,200,000	4	38,882	—	—	38,886
Issuance of common stock for at-the-market offerings, net of issuance costs of $0.4 million	577,195	1	8,362	—	—	8,363
Proceeds from exercises of common stock options	291	—	4	—	—	4
Stock-based compensation expense	—	—	1,771	—	—	1,771
Fractional shares eliminated pursuant to reverse stock split	(16)	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(4)	(4)
Net loss	—	—	—	(25,870)	—	(25,870)

Balance at December 31, 2018	7,141,996	$7	$232,243	$(197,304)	$(4)	$34,942

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net loss	$(25,870)	$(27,364)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	119	304
Stock-based compensation expense	1,771	2,007
Accretion of discount/premium on investment securities	(6)	26
Non-cash interest expense	37	155
Gain on sale of fixed assets	(297)	(30)
Services received in non-monetary exchange	19	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(177)	(93)
Other assets	(85)	—
Accounts payable	662	(632)
Accrued expenses	396	(1,215)
Deferred rent	(81)	6
Other liabilities	47	—

Net cash used in operating activities	(23,465)	(26,836)

Investing activities
Purchases of short-term investments	(70,364)	—
Sales and maturities of short-term investments	48,090	14,910
Purchases of property and equipment	—	(57)
Sale of property and equipment	369	30

Net cash (used in) provided by investing activities	(21,905)	14,883

Financing activities
Proceeds from public offerings, net of issuance costs	38,886	—
Proceeds from at-the-market offering, net of issuance costs	8,253	8,036
Proceeds from exercise of common stock options and warrants	4	23
Payments on borrowing	(2,848)	(3,333)

Net cash provided by financing activities	44,295	4,726

Net decrease in cash, cash equivalents and restricted cash	(1,075)	(7,227)
Cash, cash equivalents and restricted cash, beginning of period	16,482	23,709

Cash, cash equivalents and restricted cash, end of period	$15,407	$16,482

Supplemental disclosure of cash flow information
Cash paid for interest	$79	$327

Non-cash investing activities:
Fixed asset purchases included in accounts payable	$18	$—

Non-cash financing activities:
At-the-market issuance costs included in accounts payable and accrued expenses	$110	$—

The accompanying notes are an integral part of these consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

The Company

        Catabasis Pharmaceuticals, Inc. (the "Company") is a clinical-stage biopharmaceutical company. The Company's lead program is edasalonexent, formerly known as CAT-1004, an oral small molecule designed to inhibit NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy ("DMD"). The Company believes edasalonexent has the potential to be a foundational therapy for all patients affected by DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission has granted orphan medicinal product designation to edasalonexent for the treatment of DMD. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

        The Company has entered into various sales agreements with Cowen and Company LLC, ("Cowen"), pursuant to which the Company could issue and sell shares of common stock under at-the-market offering programs (the "ATM Programs"). Shares sold pursuant to these sales agreements were sold pursuant to a shelf registration statement, which became effective on July 19, 2016. The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements. The Company has $22.6 million remaining available under its current sales agreement.

        During the year ended December 31, 2018, the Company sold an aggregate of 577,195 shares of common stock pursuant to the ATM Programs, at an average price of $15.27 per share, for gross proceeds of $8.8 million, resulting in net proceeds of $8.4 million after deducting sales commissions and offering expenses.

        On June 19, 2018, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering (the "June 2018 Financing") of 4,200,000 shares of the Company's common stock, par value $0.001 per share, and accompanying warrants to purchase up to 4,200,000 shares of common stock, at a combined price to the public of $10.00 per unit, for gross proceeds of $42.0 million, and net proceeds of $38.9 million.

        As of December 31, 2018, the Company had an accumulated deficit of $197.3 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

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

        As of December 31, 2018, the Company had available cash, cash equivalents and short-term investments of $37.6 million. Subsequent to year end, the Company raised net proceeds of $20.5 million through 2019 equity financings. Based on the Company's current operating plan, the Company believes it has sufficient cash, cash equivalents and short-term investments to fund operations into the fourth quarter of 2020.

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

Reverse Stock Split

        On December 28, 2018, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on Nasdaq beginning with the opening of trading on December 31, 2018. The primary purpose of the reverse stock split, which was approved by the Company's stockholders at the Company's Special Meeting of Stockholders on December 12, 2018, was to enable the Company to regain compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq. Pursuant to the reverse stock split, every ten shares of the Company's issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. All share and per share amounts of the common stock included in the accompanying consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Amounts of common stock resulting from the reverse stock split were rounded down to the nearest whole share and any resulting fractional shares were cancelled for cash. The number of authorized shares of the Company's common stock remained unchanged. The reverse stock split affected all issued and outstanding shares of the Company's common stock, and the respective numbers of shares of common stock underlying outstanding stock options, outstanding warrants and the Company's equity incentive plans were proportionately adjusted.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

        The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, short-term investments and restricted cash. The primary objectives for the Company's investment portfolio are the preservation of capital and the maintenance of liquidity. The Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

Cash and Cash Equivalents and Restricted Cash

        The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, corporate debt securities and reverse repurchase agreements are stated at fair value. Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2018	2017
Cash	$4,390	$2,781
Money market fund	5,956	13,588
Corporate debt securities	1,948	—
Reverse repurchase agreements	3,000	—

Total	$15,294	$16,369

        The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	December 31,
	2018	2017
Cash and cash equivalents	$15,294	$16,369
Restricted cash	113	113

Total	$15,407	$16,482

Short-Term Investments

        The Company classifies all corporate debt securities with a remaining maturity of greater than three months and reverse repurchase agreements with a remaining maturity of greater than one business day at the time of purchase as short-term investments. Short-term investments are recorded at

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

fair value, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses, interest, dividends and declines in value judged to be other-than-temporary are included in interest and investment income.

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

        The carrying amounts reflected in the balance sheets for cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at December 31, 2018 and 2017, due to their short-term nature. There have been no changes to the valuation methods during the years ended December 31, 2018 and 2017. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the year ended December 31, 2018 and 2017.

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

Property and Equipment

        Property and equipment consist of computer equipment, leasehold improvements and furniture and fixtures. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets,

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Impairment of Long-Lived Assets

        The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through December 31, 2018.

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

Revenue Recognition

        The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC"), Revenue from Contracts with Customers, ("ASC 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

        During the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$673	$784
General and administrative	1,098	1,223

Total	$1,771	$2,007

        No related tax benefits were recognized for the years ended December 31, 2018 and 2017.

Grant Awards

        In the year ended December 31, 2017, the Company received $124,000 in grants from the Muscular Dystrophy Association and Friedreich's Ataxia Research Alliance. No such grants were received in the year ended December 31, 2018. In the years ended December 31, 2018 and 2017, the Company utilized $8,000 and $205,000 of the grants received to offset related expenses incurred in the Company's statements of operations.

Net Loss Per Share

        Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for Common Stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of Common Stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the Company's dilutive net loss per share calculation, stock options and warrants to purchase Common Stock were considered to be Common Stock equivalents but were excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2018	2017
Stock options	433,389	283,277
Common stock warrants	4,202,449	2,454

	4,635,838	285,731

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

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2018 and 2017 amounts in accumulated other comprehensive loss were comprised of unrealized gains and losses on short-term investments.

Recent Accounting Pronouncements—Adopted

        In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows- Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 in the period beginning January 1, 2018. Upon adoption of ASU 2016-18 the Company revised the presentation as well as caption of certain items within the audited consolidated statements of cash flows to conform to the current period presentation. These revisions had no impact on the net cash used in operating activities or cash, cash equivalents and restricted cash at the end of the period.

        In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718). This standard simplifies several areas of the accounting for non-employee share-based payment transactions. This amendment is effective for annual reporting periods beginning after December 15, 2018, and the Company early adopted this standard on October 1, 2018. The adoption did not have a material impact on the Company's consolidated financial statements.

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

        In February 2016, the FASB issued ASU 2016-02, Leases. This standard amends the existing guidance to require lessees to present most leases on their balance sheets but recognize corresponding expenses on their statements of operations. The FASB added a transition option to the new leases standard that allows entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. The FASB also provided a practical expedient that gives lessors an option to combine non-lease and associated lease components when certain criteria are met and requires a lessor to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant component. This standard is effective for annual reporting periods beginning after December 15, 2018. The Company will adopt this standard as of January 1, 2019 using the modified retrospective approach recording any cumulative adjustment to retained earnings. The adoption of this standard is expected to have a material impact on lease assets and lease liabilities but will not materially impact consolidated net losses. The Company will elect a package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification.

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

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Financial Instruments

        The following tables present information about the Company's financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,956	$—	$—	$5,956
Corporate debt securities	—	1,948	—	1,948
Reverse repurchase agreements	—	3,000	—	3,000
Short-term investments:
Corporate debt securities	—	7,276	—	7,276
Reverse repurchase agreements	—	15,000	—	15,000

Total assets	$5,956	$27,224	$—	$33,180

	As of December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$13,588	$—	$—	$13,588

Total assets	$13,588	$—	$—	$13,588

        As of December 31, 2018, the Company's cash equivalents consisted of money market funds, corporate debt securities, and reverse repurchase agreements. As of December 31, 2017, the Company's cash equivalents consisted of money market funds. All cash equivalents in both periods approximated their fair value due to their short-term nature.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Short-Term Investments

        As of December 31, 2017, the Company held no short-term investments. The following table summarizes the short-term investments held at December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Corporate debt securities	$7,280	$—	$(4)	$7,276
Reverse repurchase agreements	15,000	—	—	15,000

Total	$22,280	$—	$(4)	$22,276

        The contractual maturities of all short-term investments held at December 31, 2018 were one year or less. There were seven short-term investments in an unrealized loss position at December 31, 2018, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these securities at December 31, 2018 was approximately $7.3 million. The Company did not hold any securities with other-than-temporary impairments at December 31, 2018.

        Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company's consolidated results of operations. During the years ended December 31, 2018 and 2017 all proceeds related to maturities of underlying securities. The gains on proceeds of maturities of short-term investments were not material to the Company's consolidated results of operations for the years ended December 31, 2018 and 2017.

5. Restricted Cash

        At December 31, 2018 and 2017, the Company had an outstanding letter of credit for $0.1 million as a security deposit for its operating lease agreement for office space (Note 9). The Company is required to maintain this deposit for the duration of the lease agreement.

6. Property and Equipment

        Property and equipment and related accumulated depreciation were as follows (in thousands):

		December 31,
	Estimated Useful Life (Years)	2018	2017
Lab equipment	3	$—	$1,470
Computer equipment	3	100	165
Furniture and fixtures	5	75	77
Leasehold improvements	Lesser of useful life or remaining lease term	202	264

		377	1,976
Less accumulated depreciation and amortization		(321)	(1,655)

Total property and equipment, net		$56	$321

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment (Continued)

        Depreciation and amortization expense was $0.1 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

7. Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation	$1,241	$632
Accrued contracted research costs	680	1,357
Accrued professional fees	393	298
Accrued severence	109	—
Accrued franchise fee	168	—
Accrued other	172	145

Total	$2,763	$2,432

8. Notes Payable

        The Company had a credit facility with MidCap Financial Trust, Flexpoint MCLS SPV LLC and Square 1 Bank pursuant to which the Company received total proceeds of $10.0 million under term loans (the "Credit Facility"). All amounts outstanding under the Credit Facility were due on October 1, 2018 and were collateralized by substantially all of the Company's personal property, other than its intellectual property. The Credit Facility has expired.

        The Company recognized $0.1 million and $0.5 million of interest expense related to the Credit Facility in the years ended December 31, 2018 and 2017, respectively.

9. Commitments

        In November 2010, the Company entered into an operating lease for office and laboratory space, which has been amended multiple times. Based on the latest amendment, the lease agreement includes escalating rent payments and is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

        Future minimum payments required under the non-cancelable operating lease as of December 31, 2018 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2019	1,421
2020	721

Total minimum lease payments	$2,142

        Rent expense was $1.1 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Commitments (Continued)

        On October 15, 2018, the Company entered into a short-term lease with Inzen Therapeutics ("Inzen"), to sublease a portion of the Company's facility (the "Sublease"). The sublease term is from October 15, 2018 through June 30, 2020. Inzen is obligated to pay the Company approximately $1.1 million and $0.5 million in base rent during the years ended December 31, 2019 and 2020, respectively. The Company is still obligated to all payment terms pursuant to the lease agreement, as amended. During the year ended December 31, 2018, the Company received $0.3 million in payments from Inzen which was recorded as a deduction to rent expense in the accompanying consolidated statement of operations.

10. Revenue Recognition

        In August 2017, the Company entered into an option agreement ("Option Agreement") with an unaffiliated party ("Recipient"), which is within the scope of ASC Topic 606: Revenue from Contracts with Customers. Under the terms of the Option Agreement, the Company agreed to provide compound material for certain of its product candidates and the right for the Recipient to use the material to perform research during the term of the Option Agreement in exchange for $500 thousand. In December 2017, the Recipient terminated the agreement and there are no remaining performance obligations. In the future, the Company will seek to generate additional revenue primarily from a combination of product sales and collaborations with strategic partners.

        During the year ended December 31, 2017, the Company recognized $0.5 million in revenue related to the Option Agreement. The Company did not recognize revenue in the year ended December 31, 2018.

11. Stockholders' Equity

Preferred Stock

        As of December 31, 2018, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

Common Stock Warrants

June 2018 Warrants

        In the June 2018 financing, the Company issued warrants to purchase 4,200,000 shares of common stock with an exercise price of $12.00 per share, which were immediately exercisable upon issuance and will expire five years from the date of issuance.

        The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available and do not include any mandatory redemption provisions. Therefore, the warrants have been classified in stockholders' equity. Any changes to fair value of the warrants will not be recognized so long as the warrants continue to be equity classified.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        As of December 31, 2018, all warrants related to this transaction were outstanding with a remaining contractual life of 4.47 years.

Warrants Associated with the Credit Facility

        In conjunction with the credit facility (Note 8), the Company issued warrants to purchase 2,454 shares of Common Stock with an exercise price of $122.12 per share. As of December 31, 2018, all warrants related to this transaction were outstanding with a weighted average contractual life of 2.95 years.

Common Stock

        As of December 31, 2018, the Company had 150,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, with 7,141,996 shares issued and outstanding. The voting, dividend and liquidation rights of holders of Common Stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding Preferred Stock. The Company's Common Stock has the following characteristics:

Voting

        The holders of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

        The holders of Common Stock are entitled to receive dividends, if and when declared by the board of directors. Cash dividends may not be declared or paid to holders of Common Stock until paid on each series of outstanding Preferred Stock in accordance with their respective terms. No dividends have been declared or paid from the Company's inception through December 31, 2018.

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

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Reserved for Future Issuance

        The Company has reserved for future issuance the following shares of Common Stock:

	As of December 31,
	2018	2017
Warrants for the purchase of Common Stock	4,202,449	2,454
Options outstanding to purchase Common Stock	433,389	283,277
Options reserved to purchase Common Stock	877,917	83,739
Employee Stock Purchase Plan	76,011	52,365

Total	5,589,766	421,835

12. Stock Incentive Plans

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

        As of December 31, 2018, the Company had reserved 65,587 shares of Common Stock under the 2008 Plan, of which none remained available for future issuance. As of December 31, 2018, the Company had reserved 1,245,719 shares of Common Stock under the 2015 Plan, of which 877,917 shares remained available for future issuance. Under the 2015 Plan, stock options may not be granted with exercise prices at less than fair value on the date of the grant.

        Terms of stock option agreements, including vesting requirements, are determined by the Company's board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through December 31, 2018, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company's board of directors on the date of grant.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock Incentive Plans (Continued)

        A summary of the Company's stock option activity and related information for employees and non-employees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	283,277	$45.42	7.75	$216
Granted	213,384	$9.84
Exercised	(291)	$12.40
Cancelled or forfeited	(62,981)	$37.64

Outstanding at December 31, 2018	433,389	$29.05	7.97	$—

Vested and Exercisable at December 31, 2018	168,566	$50.91	6.31	$—

        The total intrinsic value of options exercised for the years ended December 31, 2018 and 2017 was $1 thousand and $40 thousand, respectively. The total adjusted fair value of employee options vested for the years ended December 31, 2018 and 2017 was $1.7 million and $2.2 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the years ended December 31, 2018 and 2017 was $6.64 and $8.48, respectively.

        At December 31, 2018, the total unrecognized compensation expense related to unvested stock option awards was $2.3 million. The Company expects to recognize that cost over a weighted-average period of approximately 1.7 years.

Stock-Based Compensation Expense

        The fair value of stock options granted to employees and non-employees was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2018	2017
Weighted-average expected volatility	73.7 - 76.9%	76.1 - 81.9%
Expected term (in years)	5.75 - 6.25	6.25 - 9.77
Risk-free interest rate	2.67 - 2.84%	2.00 - 2.38%
Expected dividend yield	0%	0%

Volatility

        Due to the lack of company-specific historical and implied volatility data of its Common Stock, the Company does not have relevant historical data to support its expected volatility. As such, the Company has used a weighted average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies. For purposes of identifying representative companies, the Company considered characteristics such as number of product candidates in early stages of product development, area of therapeutic focus, and length of trading history. The expected volatility was determined using an average of the historical volatilities of the representative group of

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stock Incentive Plans (Continued)

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

Employee Stock Purchase Plan

        In June 2015, the Company's board of directors adopted and the Company's stockholders approved the 2015 Employee Stock Purchase Plan (the "2015 ESPP") which became effective upon closing of the IPO. The 2015 ESPP initially authorized the issuance of up to a total of 18,235 shares of Common Stock to participating eligible employees. The number of authorized shares increases each January 1, commencing on January 1, 2016 and ending on December 31, 2026, by an amount equal to the lesser of one percent of the Company's outstanding shares as of the first day of the applicable year, 36,470 shares and any lower amount determined by the Company's board of directors. As of December 31, 2018, there had been no shares issued under the 2015 ESPP.

13. Income Taxes

        For the years ended December 31, 2018 and 2017, the Company did not record a provision for federal or state income taxes as it has incurred cumulative net operating losses since inception.

        On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States. The Tax Act reduces the U.S. federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company does not currently have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

        In connection with the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance. As of December 31, 2018, the Company has completed its accounting for all of the tax effects of the enactment of the Tax Act, including the effects on its existing deferred tax balances.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

The Company has not recognized any material adjustment to the provisional estimate that was previously recorded related to the Tax Act.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Federal income tax (benefit) at statutory rate	21.00%	34.00%
Permanent differences	(0.68)	(1.16)
Federal research and development credits and adjustments	4.25	2.36
State income tax, net of federal benefit	6.84	5.80
Tax reform deferred rate change	—	(72.21)
Other	(1.41)	(0.36)
Change in valuation allowance	(30.00)	31.57

Effective income tax rate	—%	—%

        The Company's deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$48,107	$41,436
Tax credit carryforwards	7,174	5,896
Capitalized research and development	1,394	1,879
Capitalized legal expenses	1,132	1,156
Other differences	1,370	1,048

Total deferred tax assets	59,177	51,415
Valuation allowance	(59,177)	(51,415)

Net deferred tax assets	$—	$—

        The Company recorded an increase to the valuation allowance of $7.8 million during the year ended December 31, 2018 due primarily to the federal and state net operating losses and tax credits generated. The Company recorded a decrease to the valuation allowance of $8.4 million during the year ended December 31, 2017 primarily due to the federal rate reduction from 34% to 21% as a result of the Tax Act.

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses and expectation of future losses, the deferred tax assets were fully offset by a valuation allowance at December 31, 2018 and 2017.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        As of December 31, 2018, the Company had approximately $176.3 million of federal and $175.4 million of state net operating loss respectively, which may be available to offset future taxable income. Federal net operating loss carryforwards of $150.5 million and state net operating loss carryforwards of $175.4 million will expire at various dates from 2023 through 2037, $25.8 million of the federal net operating loss carryforward can be carried forward indefinitely. The Company had approximately $5.6 million of federal and $2.0 million of state tax credit carryforwards available to reduce future tax liabilities as of December 31, 2018, which will expire at varying times through the year 2038.

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

        As of December 31, 2018 and 2017, the Company did not have any significant unrecognized tax benefits. The Company had not accrued interest or penalties related to uncertain tax positions.

        The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.

14. Defined Contribution Benefit Plan

        The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company did not provide any contributions to this plan during the years ended December 31, 2018 or 2017.

15. Subsequent Events

        The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

Sales Agreement

        Subsequent to December 31, 2018, the Company sold an aggregate of 353,746 shares of common stock pursuant to its current ATM program, at an average price of $5.96 per share, for gross proceeds

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Subsequent Events (Continued)

of $2.1 million, resulting in net proceeds of $2.0 million after deducting sales commissions and offering expenses.

        On February 6, 2019, the Company sold 4,000,000 shares of the Company's common stock, par value $0.001 per share, and accompanying warrants with an exercise price of $6.25 to purchase up to 2,000,000 shares of common stock, at a combined price to the public of $5.00 per unit (each unit consisting of one share of common stock and 0.5 of a warrant to purchase one share of common stock), for gross proceeds of approximately $20.0 million, and net proceeds of $18.5 million after deducting sales commissions and offering expenses.

16. Quarterly Financial Information (unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses	$7,639	$6,636	$6,008	$6,088
Net loss	(7,652)	(6,479)	(5,679)	(6,060)
Net loss per share:
Basic and Diluted	$(2.88)	$(1.98)	$(0.80)	$(0.85)
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	2,655,584	3,272,877	7,103,841	7,115,507

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$—	$—	$250	$250
Operating expenses	7,761	6,919	7,202	5,712
Net loss	(7,876)	(6,974)	(7,017)	(5,497)
Net loss per share:
Basic and Diluted	$(4.13)	$(3.20)	$(3.11)	$(2.37)
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	1,909,327	2,179,619	2,256,317	2,321,847

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catabasis Pharmaceuticals, Inc.
Date: March 14, 2019	By:	/s/ JILL C. MILNE Jill C. Milne President and Chief Executive Officer

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

Signature	Title	Date

/s/ JILL C. MILNE Jill C. Milne	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019
/s/ DEIRDRE A. CUNNANE Deirdre A. Cunnane	Chief Legal Officer and Treasurer (Principal Financial Officer)	March 14, 2019
/s/ NOAH CLAUSER Noah Clauser	Vice President of Finance (Principal Accounting Officer)	March 14, 2019
/s/ KENNETH BATE Kenneth Bate	Chairman	March 14, 2019
/s/ BURT ADELMAN Burt Adelman	Director	March 14, 2019
/s/ JOANNE BECK Joanne Beck	Director	March 14, 2019

Signature	Title	Date

/s/ JEAN GEORGE Jean George	Director	March 14, 2019
/s/ MICHAEL KISHBAUCH Michael Kishbauch	Director	March 14, 2019
/s/ GREGG LAPOINTE Gregg Lapointe	Director	March 14, 2019