Form 10-Q
period 2019-03-31
CATABASIS PHARMACEUTICALS INC
filed 2019-05-14
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	CATB	The Nasdaq Stock Market LLC

As of April 30, 2019, there were 11,498,742 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•                 our expectations regarding our ability to successfully conduct the PolarisDMD trial, and our expectations regarding the timing and results of such trial, including reporting top-line results of this trial in the second half of 2020 and the potential consistency of data produced by this trial with prior results from our MoveDMD® trial, as well as any new data and analyses relating to the safety profile and potential clinical benefits of edasalonexent;

•                 our expectations regarding our ability to successfully conduct the GalaxyDMD open-label extension trial, including the anticipated announcement of data from this trial;

•                 our plans to identify, develop and commercialize novel therapeutics based on our SMART LinkerTM drug discovery platform;

•                 ongoing and planned clinical trials for edasalonexent and other product candidates, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and the anticipated announcement of results;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,652	$15,294
Short-term investments	40,012	22,276
Prepaid expenses and other current assets	985	1,345
Total current assets	52,649	38,915
Property and equipment, net	48	56
Restricted cash	113	113
Right-of-use asset	1,577	—
Other assets	110	85
Total assets	$54,497	$39,169
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,588	$1,408
Accrued expenses	1,451	2,763
Current portion of operating lease liabilities	1,259	—
Total current liabilities	4,298	4,171
Long-term portion of operating lease liabilities	330	—
Other long-term liabilities	—	56
Total liabilities	4,628	4,227
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 11,496,242 and 7,141,996 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	11	7
Additional paid-in capital	253,200	232,243
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(203,342)	(197,304)
Total stockholders’ equity	49,869	34,942
Total liabilities and stockholders’ equity	$54,497	$39,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating expenses:
Research and development	4,197	5,247
General and administrative	2,137	2,392
Total operating expenses	6,334	7,639
Loss from operations	(6,334)	(7,639)
Other income (expense):
Interest expense	—	(57)
Interest and investment income	226	32
Other income, net	70	12
Total other income (expense), net	296	(13)
Net loss	$(6,038)	$(7,652)
Net loss per share - basic and diluted	$(0.62)	$(2.88)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	9,686,224	2,655,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(6,038)	$(7,652)
Other comprehensive income:
Gain on short-term investments	4	—
Total other comprehensive income:	4	—
Comprehensive loss	$(6,034)	$(7,652)

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2017	2,364,526	$2	$183,223	$(171,434)	$—	$11,791
Issuance of common stock for at-the-market offerings, net of issuance costs of $0.3 million	539,026	1	8,312	—	—	8,313
Stock-based compensation expense	—	—	479	—	—	479
Net loss	—	—	—	(7,652)	—	(7,652)
Balance at March 31, 2018	2,903,552	3	192,014	(179,086)	—	12,931

	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
Balance at December 31, 2018	7,141,996	$7	$232,243	$(197,304)	$(4)	$34,942
Issuance of common stock for at-the-market offerings, net of issuance costs of $0.1 million	353,746	—	2,045	—	—	2,045
Issuance of common stock and warrants in public offering, net of issuance costs of $1.5 million	4,000,000	4	18,501	—	—	18,505
Issuance of common stock upon exercise of warrants	500	—	3	—	—	3
Stock-based compensation expense	—	—	408	—	—	408
Realized gain on short-term investments	—	—	—	—	4	4
Net loss	—	—	—	(6,038)	—	(6,038)
Balance at March 31, 2019	11,496,242	11	253,200	(203,342)	—	49,869

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(6,038)	$(7,652)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	8	62
Stock-based compensation expense	408	479
Accretion of discount/premium on investment securities	7	—
Non-cash interest expense	—	20
Services received in non-monetary exchange	6	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	354	205
Other assets	(25)	—
Right-of-use asset- operating	12	—
Accounts payable	48	342
Accrued expenses	(1,313)	(277)
Other liabilities	(54)	2
Net cash used in operating activities	(6,587)	(6,819)
Investing activities
Purchases of short-term investments	(47,015)	—
Sales and maturities of short-term investments	29,277	—
Net cash used in investing activities	(17,738)	—
Financing activities
Proceeds from public offerings, net of issuance costs	18,635	—
Proceeds from at-the-market offering, net of issuance costs	2,045	8,313
Proceeds from exercise of common stock options and warrants	3	—
Payments on borrowing	—	(833)
Net cash provided by financing activities	20,683	7,480
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,642)	661
Cash, cash equivalents and restricted cash, beginning of period	15,407	16,482
Cash, cash equivalents and restricted cash, end of period	$11,765	$17,143
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$42
Non-cash financing activities:
Public offering issuance costs included in accounts payable	$130	$—

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

Liquidity

The Company has entered into various sales agreements with Cowen and Company LLC, (“Cowen”), pursuant to which the Company could issue and sell shares of common stock under at-the-market offering programs (the “ATM Programs”). Shares sold pursuant to these sales agreements were sold pursuant to a shelf registration statement, which became effective on July 19, 2016. The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements. The Company has $22.6 million remaining available under its current sales agreement.

During the three months ended March 31, 2019, the Company sold an aggregate of 353,746 shares of common stock pursuant to the ATM Programs, at an average price of $5.96 per share, for gross proceeds of $2.1 million, resulting in net proceeds of $2.0 million after deducting sales commissions and offering expenses.

On February 6, 2019, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering (the “February 2019 Financing”) of 4,000,000 shares of the Company’s common stock, par value $0.001 per share, and accompanying warrants to purchase up to 2,000,000 shares of common stock, at a combined price to the public of $5.00 per unit, for gross proceeds of $20.0 million, and net proceeds of $18.5 million.

As of March 31, 2019, the Company had an accumulated deficit of $203.3 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

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

As of March 31, 2019, the Company had available cash, cash equivalents and short-term investments of $51.7 million. Based on the Company’s current operating plan, the Company believes it has sufficient cash, cash equivalents and short-term investments to fund operations into the fourth quarter of 2020.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2018 and notes thereto included in the 2018 Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements except for the adoption of the new lease accounting standard discussed below. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to fairly present the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, the statement of stockholders’ equity as of March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis.

During the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense for employee and non-employee stock options, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$135	$173
General and administrative	273	306
Total	$408	$479

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

The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Stock options	758,304	377,563
Common stock warrants	6,201,949	2,454
	6,960,253	380,017

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	March 31,
	2019	2018
Cash and cash equivalents	$11,652	$17,030
Restricted cash	113	113
Total	$11,765	$17,143

Leases

Effective January 1, 2019, the Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets, current portion of lease obligations, and long-term lease obligations on the Company’s balance sheets. The Company does not currently hold any financing leases.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements - Adopted

In February 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases.  This standard amends the existing guidance to require lessees to present most leases on their balance sheets but recognize corresponding expenses on their statements of operations. The FASB also provided practical expedients that give lessors an option to combine non-lease and associated lease components when certain criteria are met and requires a lessor to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant component. The Company adopted this standard effective January 1, 2019 by recording the cumulative effect on the date of the adoption. The Company has elected the package of practical expedients permitted under the transition guidance in ASC Topic 842 (“ASC Topic 842”). Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 a lease liability and right-of-use asset of approximately $1.9 million. The lease liability represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments as well as any remaining liability associated with the sublease. This standard did not have a material impact on the Company’s cash flows from operations and had no impact on the Company’s operating results. The most significant impact was the recognition of ROU assets and lease obligations for operating leases.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This standard requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected. It also requires that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This amendment is effective for annual reporting periods beginning after December 15, 2019.  The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2018 Annual Report on Form 10-K, and there were no significant changes to such policies in the three months ended March 31, 2019 that had a material impact on the Company’s results of operations or financial position.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three months ended March 31, 2019 or 2018.

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

Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of March 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$3,481	$—	$—	$3,481
Corporate debt securities	—	2,589	—	2,589
Reverse repurchase agreements	—	2,000	—	2,000
Short-term investments:
Corporate debt securities	—	2,012	—	2,012
Reverse repurchase agreements	—	38,000	—	38,000
Total assets	$3,481	$44,601	$—	$48,082

	As of December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$5,956	$—	$—	$5,956
Corporate debt securities	—	1,948	—	1,948
Reverse repurchase agreements	—	3,000	—	3,000
Short-term investments:
Corporate debt securities	—	7,276	—	7,276
Reverse repurchase agreements	—	15,000	—	15,000
Total assets	$5,956	$27,224	$—	$33,180

At March 31, 2019 and December 31, 2018 the Company’s cash equivalents consisted of money market funds, U.S. reverse repurchase agreements, and corporate debt securities. At March 31, 2019, and December 31, 2018, cash equivalents approximated their fair value due to their short-term nature.

4.              Short-Term Investments

The following table summarizes the short-term investments securities held at March 31, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Corporate debt securities	$2,012	$—	$—	$2,012
Reverse repurchase agreements	38,000	—	—	38,000
Total	$40,012	$—	$—	$40,012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Corporate debt securities	$7,280	$—	$(4)	$7,276
Reverse repurchase agreements	15,000	—	—	15,000
Total	$22,280	$—	$(4)	$22,276

The contractual maturities of all short-term investments held at March 31, 2019 and December 31, 2018 were one year or less. There was one short-term investment in an unrealized loss position at March 31, 2019 and seven short-term investments in an unrealized loss position at December 31, 2018, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these investments was approximately $2.0 million and $7.3 million at March 31, 2019 and December 31, 2018, respectively. The Company did not hold any investments with other-than-temporary impairments at March 31, 2019 and December 31, 2018.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. There were no proceeds from sales of short-term investments in the three-month periods ended March 31, 2019 and 2018. All proceeds in the three-month periods ended March 31, 2019 and March 31, 2018 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three months ended March 31, 2019 and 2018.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation	$436	$1,241
Accrued contracted research costs	511	680
Accrued professional fees	346	393
Accrued severence	21	109
Accrued franchise tax	50	168
Accrued other	87	172
Total	$1,451	$2,763

6.              Commitments

Operating Leases

In November 2010, the Company entered into an operating lease for office and laboratory space, which has been amended multiple times. Based on the latest amendment, the lease agreement includes escalating rent payments and is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2019 (in thousands):

Period Ending December 31,	Amount
2019	1,071
2020	721
Total minimum lease payments	$1,792

Rent expense was $0.1 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the Company paid $0.3 million in lease payments.

On October 15, 2018, the Company entered into a short-term lease with Inzen Therapeutics (“Inzen”), to sublease a portion of the Company’s facility (the “Sublease”). The sublease term is from October 15, 2018 through June 30, 2020. Inzen is obligated to pay the Company approximately $0.8 million in base rent during the remainder of the year ended December 31, 2019 and $0.5 million in base rent during the year ended December 31, 2020. The Company is still obligated to all payment terms pursuant to the lease agreement, as amended. During the three months ended March 31, 2019, the Company received $0.3 million in payments from Inzen which was recorded as a deduction to rent expense in the accompanying condensed consolidated statement of operations.

7.              Stockholders’ Equity

Preferred Stock

As of March 31, 2019, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.  Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

Common Stock Warrants

February 2019 Warrants

In the February 2019 Financing, the Company issued warrants to purchase 2,000,000 shares of common stock with an exercise price of $6.25 per share, which were immediately exercisable upon issuance and will expire five years from the date of issuance.

The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available and do not include any mandatory redemption provisions.  Therefore, the warrants have been classified in stockholders’ equity.  Any changes to the fair value of the warrants will not be recognized so long as the warrants continue to be equity classified.

As of March 31, 2019, 1,999,500 warrants related to the February 2019 Financing were outstanding with a remaining contractual life of 4.86 years.

June 2018 Warrants

On June 19, 2018, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering (the “June 2018 Financing”) of 4,200,000 shares of the Company’s common stock, par value $0.001 per share, and accompanying warrants to purchase up to 4,200,000 shares of common stock. The warrants were issued at an exercise price of $12.00 per share, and were immediately exercisable upon issuance expiring five years from the date of issuance.

The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available and do not include any mandatory redemption provisions.  Therefore, the warrants have been classified in stockholders’ equity.  Any changes to the fair value of the warrants will not be recognized so long as the warrants continue to be equity classified.

As of March 31, 2019, all warrants related to the June 2018 Financing were outstanding with a remaining contractual life of 4.23 years.

8.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of Common Stock:

	March 31,	December 31,
	2019	2018
Warrants for the purchase of Common Stock	6,201,949	4,202,449
Options outstanding to purchase Common Stock	758,304	433,389
Options reserved to purchase Common Stock	553,014	877,917
Shares reserved for the employee stock purchase plan	112,481	76,011
Total	7,625,748	5,589,766

9.              Stock Incentive Plans

Prior to the Company’s initial public offering in June 2015, the Company granted awards to eligible participants under its 2008 Equity Incentive Plan (“2008 Plan”). In May 2015, the Company’s board of directors adopted and, in June 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (“2015 Plan”), which became effective immediately prior to the effectiveness of the IPO. Subsequent to the IPO, option grants are awarded to eligible participants only under the 2015 Plan.

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through March 31, 2019, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	433,389	$29.05	7.97	$—
Granted	349,500	$4.39
Cancelled or forfeited	(24,585)	$14.35
Outstanding at March 31, 2019	758,304	$18.16	8.68	$1,318
Vested and Exercisable at March 31, 2019	197,643	$46.85	6.41	$2

There were no options exercised in the three months ended March 31, 2019 and 2018. The total fair value of employee and non-employee options vested for the three months ended March 31, 2019 and 2018 was $0.5 million and $0.6 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended March 31, 2019 and 2018 was $3.00 and $8.80, respectively.

At March 31, 2019, the total unrecognized compensation expense related to unvested stock option awards was $2.7 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.2 years.

10.       Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We initiated a global Phase 3 trial of edasalonexent for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial. The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent for registration purposes. The PolarisDMD trial is active in seven countries and enrolling patients globally, with enrollment expected to be completed in 2019.  Top-line results from the trial are expected in the second half of 2020.  Our goal is to submit a New Drug Application for edasalonexent for the treatment of DMD in early 2021. The trial design was informed by discussions with the FDA, as well as input from treating physicians, families of boys affected by DMD and patient advocacy organizations.

The Phase 3 PolarisDMD trial is a randomized, double-blind, placebo-controlled trial, and we anticipate enrolling approximately 125 patients between the ages of four and seven (up to eighth birthday), regardless of mutation type, who have not been on steroids for at least six months. The primary efficacy endpoint is change in North Star Ambulatory Assessment, or NSAA, score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are the age-appropriate timed function tests: time to stand, 4-stair climb and 10-meter walk/run. Assessments of growth, cardiac and bone health are also included in the trial.

Our MoveDMD Phase 1/2 trial enrolled ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the 31 boys in the trial had 26 different dystrophin mutations. The MoveDMD trial was designed to be conducted in three sequential parts, Phase 1 and Phase 2, both of which are completed, and an open-label extension, which is on-going. In Phase 1 of the MoveDMD trial, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, and we reported in January 2016 that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations. In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using magnetic resonance imaging, or MRI, T2 as an early biomarker at 12 weeks, and announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100/mg/kg/day edasalonexent treatment group that were not statistically significant. Subsequently, in the open-label extension of the MoveDMD trial, we observed improvement in the rate of change in lower leg composite MRI T2 through 72 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period.

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

In March 2019, we initiated a new open-label extension trial, which we refer to as the GalaxyDMD trial. As we complete the MoveDMD trial, all of the boys participating in the MoveDMD trial open-label extension are given the opportunity to transition to the GalaxyDMD trial. When boys complete the 12-month PolarisDMD trial, they are given the opportunity to receive open-label edasalonexent in the GalaxyDMD trial.  The GalaxyDMD trial is designed to provide longer term safety data to support registration filings.

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

As of March 31, 2019, we owned six issued U.S. patents with composition of matter and method of use claims directed to edasalonexent and four issued U.S. patents with composition of matter and method of use claims directed to CAT-5571.  These patents are expected to expire between 2029 and 2030, without taking into account potential patent term extensions. In addition, our patent portfolio includes over 70 issued foreign patents, three pending U.S. patent applications, four pending international patent applications, and 17 pending foreign patent applications.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through March 31, 2019, we raised an aggregate of $267.3 million through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, at-the-market, or ATM, offerings, and stock option and warrant exercises.

Financial Overview

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

The following summarizes our most advanced current research and development programs:

•                 Edasalonexent for the treatment of DMD - Edasalonexent is a conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties, based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART Linker, drug discovery platform.  We designed edasalonexent to inhibit NF-kB, a key link between loss of dystrophin and disease pathology that plays a fundamental role in the initiation and progression of skeletal and cardiac muscle disease in DMD.  We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017.  In July 2016, we initiated an open-label extension of the MoveDMD trial, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018, April 2018, October 2018, February 2019 and April 2019 reflecting data through 24, 36, 48, 60 and 72 weeks of edasalonexent treatment.  In March 2019, we launched a new open-label extension trial, referred to as the GalaxyDMD trial. As we complete the Move DMD trial, all of the boys participating in the MoveDMD trial open-label extension are given the opportunity to transition to the GalaxyDMD trial, which is designed to provide longer term safety data to support registration filings.  In September 2018, we initiated the global Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, regardless of mutation type, with top-line results expected in the second half of 2020.  The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent in patients with DMD and is intended to support an application for commercial registration of edasalonexent.  When boys complete the 12-month PolarisDMD trial, they are given the opportunity to receive open-label edasalonexent in the Galaxy DMD trial.

•                  Edasalonexent for the treatment of Becker Muscular Dystrophy, or BMD — We are evaluating the potential benefits of edasalonexent treatment in BMD and investigating potential approaches for clinical trials in BMD.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2019	2018
Edasalonexent	$2,681	$2,036
CAT-5571	8	389
Other research and platform programs	45	296
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	1,263	1,950
Facilities	53	312
Consultants and professional expenses, including stock-based compensation	114	109
Other	33	155
Total costs not directly allocated to programs	1,463	2,526
Total research and development expenses	$4,197	$5,247

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $40.0 million and $4.2 million, respectively.

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

We anticipate that in the near term our general and administrative expenses will remain relatively consistent with their current levels.  As we approach the anticipated read out of top-line results from our PolarisDMD trial in the second half of 2020, we may increase our general and administrative expenditures to hire personnel to support potential commercialization of edasalonexent, dependent on our available capital resources and our prospects for obtaining additional financing.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies as reported in our 2018 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the dollar change in those items (in thousands):

	Three Months Ended March 31,		Period-to-
	2019	2018	Period Change

Operating expenses:
Research and development	4,197	5,247	(1,050)
General and administrative	2,137	2,392	(255)
Total operating expenses	6,334	7,639	(1,305)
Loss from operations	(6,334)	(7,639)	1,305
Other income (expense), net	296	(13)	309
Net loss	$(6,038)	$(7,652)	$1,614

Research and Development Expenses

Research and development expenses decreased by $1.1 million to $4.2 million for the three months ended March 31, 2019 from $5.3 million for the three months ended March 31, 2018, a decrease of 20%. The decrease in research and development expenses was attributable to a $0.4 million decrease in costs to support our CAT-5571 program, a $0.3 million decrease in costs to support other research and platform programs, a $0.7 million decrease in employee compensation due to a reduction in our workforce and a $0.3 million decrease in the research and development portion of facilities costs. These decreases were partially offset by a $0.6 million increase in costs to support our edasalonexent program due to activities associated with conducting the PolarisDMD trial.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million to $2.1 million for three months ended March 31, 2019 from $2.4 million for the three months ended March 31, 2018, a decrease of 11%. The decrease in general and administrative expenses was attributable to a $0.2 million decrease in professional services, a $0.1 million decrease in employee compensation due to a reduction in our workforce and a $0.1 million decrease in the general and administrative portion of the facilities cost due to the net effect of income received from the subtenant. These decreases are partially offset by a $0.1 million increase in Delaware franchise tax.

Other Income (Expense), Net

Other income (expense), net increased by $0.3 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2019, primarily due to an increase in interest and investment income of $0.2 million due to an increase in our interest-bearing assets and a decrease in interest expense of $0.1 million due to the maturity of our credit facility in September 2018.

Liquidity and Capital Resources

From our inception through March 31, 2018, we raised an aggregate of $267.0 million, through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, at-the-market, or ATM, offerings, and stock option and warrant exercises. As of March 31, 2019, we had $51.7 million in cash, cash equivalents and short-term investments.

February 2019 Financing

On February 6, 2019, we entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering of 4,000,000 shares of our common stock and accompanying warrants to purchase up to 2,000,000 shares of common stock, at a combined price to the public of $5.00 per unit, for gross proceeds of $20.0 million, and net proceeds of $18.5 million. The warrants were immediately exercisable at an exercise price of $6.25 per share and will expire five years from the date of issuance.

At-the-Market Offering

During the three months ended March 31, 2019, we sold an aggregate of 353,746 shares of common stock pursuant to our ATM programs, at a weighted average price of $5.96 per share, for gross proceeds of $2.1 million, resulting in net proceeds of $2.0 million after deducting sales commissions and offering expenses.

Cash Flows

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(6,587)	$(6,819)
Net cash used in investing activities	(17,738)	—
Net cash provided by financing activities	20,683	7,480
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,642)	$661

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.6 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $6.0 million adjusted for non-cash items, including stock-based compensation expense of $0.4 million and a net increase in operating assets of $1.0 million, which resulted primarily from a decrease in accrued expenses, partially offset by a decrease in prepaid expenses and other current assets and an increase in accounts payable.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $17.7 million for the three months ended March 31, 2019 and consisted of purchases of short-term investments of $47.0 million partially offset by proceeds from maturities of short-term investments of $29.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20.7 million during the three months ended March 31, 2019, which was primarily attributable to net proceeds of $18.6 million from the February 2019 Financing and net proceeds of $2.1 million from our ATM programs. Net cash provided by financing activities was $7.5 million during the three months ended March 31, 2018, which was attributable to net proceeds of $8.3 million from our ATM offering, partially offset by $0.8 million in repayment of principal on the credit facility.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

As of March 31, 2019 we had an accumulated deficit of $203.3 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of March 31, 2019, we had available cash, cash equivalents and short-term investments of $51.7 million. We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses into the fourth quarter of 2020.

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

•                 the pace of clinical site initiation and patient enrollment in our Phase 3 PolarisDMD trial and any unanticipated costs or expenses related to this trial, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

As of March 31, 2019, there had been no material changes to our contractual obligations and commitments disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $51.7 million and, as of December 31, 2018, we had cash, cash equivalents and short-term investments of $37.6 million. Our cash equivalents as of March 31, 2019 and December 31, 2018 consisted of money market funds, reverse repurchase agreements, and corporate debt securities. Our short-term investments as of March 31, 2019 and December 31, 2018 consisted of corporate debt securities and reverse repurchase agreements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income.

As of March 31, 2019 and December 31, 2018, we had no material liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete.  We initiated our Phase 3 PolarisDMD clinical trial of edasalonexent in the third quarter of 2018 and expect that our expenses will increase substantially as we conduct that trial.  In addition, we may in the future initiate new research, preclinical and clinical development efforts for and seek marketing approval for, other product candidates, and would expect our expenses to increase in connection with each of these activities. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

Accordingly, we will need to obtain additional funding in connection with our continuing operations and for costs related to filing a New Drug Application, seeking regulatory approvals and commercialization activities for edasalonexent in Duchenne muscular dystrophy, or DMD, and for any of our other product candidates that have successful clinical trials. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.  For example, in April 2018 we announced a strategic shift to focus resources on our lead program edasalonexent and reduced our workforce by 40%.  In connection with this restructuring, we suspended our other research and development programs until a collaboration or funding is obtained. Any additional funding may not be available to us on acceptable terms, on a timely basis or at all.  In the event that we are unable to obtain such funding on acceptable terms and in a timely manner, we may not be able to complete the regulatory approval or commercialization of edasalonexent or the clinical development, regulatory approval or commercialization of any other product candidate.

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

We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements based on our current operating plan into the fourth quarter of 2020. Our estimate as to how long we expect our cash, cash equivalents and short-term investments securities to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•                  the pace of clinical site initiation and patient enrollment in our Phase 3 PolarisDMD trial and any unanticipated costs or expenses related to this trial, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;

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

Significant additional capital will be needed in the future to continue our planned operations.  To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders’ ownership interest may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder.  For example, our June 2018 and February 2019 registered offerings of common stock and common stock warrants were highly dilutive to existing stockholders’ ownership interests.  Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business.  In addition, securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $25.9 million and $27.4 million for the years ended December 31, 2018 and 2017, respectively. For the three months ended March 31, 2019 and 2018, our net losses were $6.0 million and $7.7 million, respectively. As of March 31, 2019, we had an accumulated deficit of $203.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 and February 2019 registered offerings of common stock and common stock warrants, our at-the-market program, and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and to the extent we:

•                  continue to conduct our Phase 3 PolarisDMD clinical trial and GalaxyDMD open-label extension clinical trial of edasalonexent in DMD;

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

The success of edasalonexent will depend on several factors, including the following:

•                  successful enrollment and completion of our Phase 3 PolarisDMD clinical trial of edasalonexent, as well as any additional clinical trials of edasalonexent, including our ongoing GalaxyDMD open-label extension clinical trial;

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

In particular, the successful completion of our clinical development program for edasalonexent for the treatment of DMD is dependent upon our ability to enroll a sufficient number of patients with DMD. DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. Further, these specialized sites typically treat a range of pediatric neuromuscular diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials.  In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients to complete our clinical trials for edasalonexent in a timely and cost-effective manner or at all. Furthermore, we intend to enroll a significantly greater number of patients in our Phase 3 clinical trial of edasalonexent in DMD than were enrolled in our previous trials of edasalonexent. As a result, we may be subject to greater risks with respect to patient enrollment.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date.  Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of nalbuphine ER or any future product candidate in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the December 2017 enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Congress will likely consider other legislation to replace elements of the ACA during the next congressional session.

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

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to amend the ACA is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

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

There are various quantitative listing requirements for a company to remain listed on the Nasdaq, including maintaining a minimum bid price of $1.00 per share.  Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so. On August 3, 2018, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the preceding 30 consecutive business days (June 20, 2018 to August 2, 2018), the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market as required by Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement.  On December 28, 2018, we effected a one-for-ten reverse split of our common stock in order to regain compliance with the Minimum Bid Price Requirement.  On January 15, 2019, we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed. No assurance can be given that we will continue to remain compliant with the Minimum Bid Price Requirement or Nasdaq’s other continued listing requirements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of April 30, 2019, we had outstanding 11,498,742 shares of common stock. The holders of an aggregate of 409,865 of these outstanding shares of common stock as of April 30, 2019, along with the holders of warrants to purchase 2,454 shares of common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Following registration, such shares could be freely sold in the public market, subject to volume limitations applicable to affiliates.  In addition, as of April 30, 2019 we had outstanding warrants to purchase an additional 4,200,000 shares of common stock at an exercise price of $12.00 per share, and 1,997,000 shares of common stock at an exercise price of $6.25 per share.  These warrants are fully exercisable and we have registered the issuance of shares upon exercise of these warrants under registration statements.  As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates.

We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans.  As of April 30, 2019, we had outstanding options to purchase an aggregate of approximately 758,624 shares of our common stock, of which options to purchase approximately 203,596 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As part of our June 2018 equity financing we issued warrants to purchase an aggregate of 4,200,000 shares of common stock at an exercise price of $12.00 per share, and as part of our February 2019 equity financing we issued warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $6.25 per share.  As of April 30, 2019, 6,196,995 of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock.  The warrants were fully exercisable upon issuance and remain exercisable for five years from their respective dates of issuance.  We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates.  Sales of these shares could cause the market price of our common stock to decline significantly.  Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

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

Catabasis Pharmaceuticals, Inc.

Date: May 14, 2019	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and Chief Legal Officer (Principal Financial Officer)