Form 10-Q
period 2019-06-30
CATABASIS PHARMACEUTICALS INC
filed 2019-08-08
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 11,617,112 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•                 our expectations regarding our ability to successfully conduct the PolarisDMD trial, and our expectations regarding the timing and results of such trial, including completion of enrollment in 2019, reporting top-line results of this trial in the second half of 2020, the goal of filing of a New Drug Application in early 2021, and the potential consistency of data produced by this trial with prior results from our MoveDMD® trial, as well as any new data and analyses relating to the safety profile and potential clinical benefits of edasalonexent;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$9,615	$15,294
Short-term investments	36,496	22,276
Prepaid expenses and other current assets	880	1,345
Total current assets	46,991	38,915
Right-of-use asset	1,274	—
Other assets	264	254
Total assets	$48,529	$39,169
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,390	$1,408
Accrued expenses	2,512	2,763
Current portion of operating lease liabilities	1,266	—
Total current liabilities	5,168	4,171
Other long-term liabilities	—	56
Total liabilities	5,168	4,227
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 11,553,937 and 7,141,996 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	12	7
Additional paid-in capital	253,821	232,243
Accumulated other comprehensive income (loss)	1	(4)
Accumulated deficit	(210,473)	(197,304)
Total stockholders’ equity	43,361	34,942
Total liabilities and stockholders’ equity	$48,529	$39,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	5,160	4,239	9,357	9,486
General and administrative	2,165	2,397	4,302	4,789
Total operating expenses	7,325	6,636	13,659	14,275
Loss from operations	(7,325)	(6,636)	(13,659)	(14,275)
Other income (expense):
Interest expense	—	(33)	—	(90)
Interest and investment income	257	43	483	75
Other (expense) income, net	(63)	147	7	159
Total other income, net	194	157	490	144
Net loss	$(7,131)	$(6,479)	$(13,169)	$(14,131)
Net loss per share - basic and diluted	$(0.62)	$(1.98)	$(1.24)	$(4.76)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	11,505,542	3,272,877	10,600,909	2,965,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(7,131)	$(6,479)	$(13,169)	$(14,131)
Other comprehensive income:
Gain on short-term investments	1	—	5	—
Total other comprehensive income:	1	—	5	—
Comprehensive loss	$(7,130)	$(6,479)	$(13,164)	$(14,131)

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of  Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Common stock, shares
Balance, beginning of period	11,496,242	2,903,552	7,141,996	2,364,526
Issuance of common stock for at-the-market offerings	49,495	—	403,241	539,026
Issuance of common stock and warrants in public offerings	—	4,200,000	4,000,000	4,200,000
Issuance of common stock upon exercise of common stock options and warrants	8,200	291	8,700	291
Balance, end of period	11,553,937	7,103,843	11,553,937	7,103,843
Common stock, par value
Balance, beginning of period	$11	$3	$7	$2
Issuance of common stock for at-the-market offerings	1	—	1	1
Issuance of common stock and warrants in public offerings	—	4	4	4
Issuance of common stock upon exercise of common stock options and warrants	—	—	—	—
Balance, end of period	$12	$7	$12	$7
Additional paid-in capital
Balance, beginning of period	$253,200	$192,014	$232,243	$183,224
Issuance of common stock for at-the-market offerings	128	—	2,173	8,312
Issuance of common stock and warrants in public offerings	—	38,907	18,501	38,907
Issuance of common stock upon exercise of common stock options and warrants	52	4	55	4
Stock-based compensation expense	441	446	849	924
Balance, end of period	$253,821	$231,371	$253,821	$231,371
Accumulated deficit
Balance, beginning of period	$(203,342)	$(179,086)	$(197,304)	$(171,434)
Net loss	(7,131)	(6,479)	(13,169)	(14,131)
Balance, end of period	$(210,473)	$(185,565)	$(210,473)	$(185,565)
Accumulated other comprehensive loss
Balance, beginning of period	$—	$—	$(4)	$—
Realized gain on short-term investments	1	—	5	—
Balance, end of period	$1	$—	$1	$—
Total stockholders’ equity	$43,361	$45,813	$43,361	$45,813

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(13,169)	$(14,131)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	15	105
Stock-based compensation expense	849	924
Accretion of discount/premium on investment securities	15	—
Non-cash interest expense	—	33
Gain on disposal of property and equipment	—	(148)
Services received in non-monetary exchange	10	5
Changes in assets and liabilities:
Prepaid expenses and other current assets	456	641
Other assets	(25)	—
Right-of-use asset- operating	(9)	—
Accounts payable	(160)	(402)
Accrued expenses	(256)	547
Other liabilities	(51)	5
Net cash used in operating activities	(12,325)	(12,421)
Investing activities
Purchases of short-term investments	(88,506)	—
Sales and maturities of short-term investments	74,277	—
Proceeds from sale of property and equipment	—	8
Net cash (used in) provided by investing activities	(14,229)	8
Financing activities
Proceeds from public offerings, net of issuance costs	18,505	39,325
Proceeds from at-the-market offering, net of issuance costs	2,315	8,313
Proceeds from exercise of common stock options and warrants	55	4
Payments on borrowing	—	(1,667)
Net cash provided by financing activities	20,875	45,975
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,679)	33,562
Cash, cash equivalents and restricted cash, beginning of period	15,407	16,482
Cash, cash equivalents and restricted cash, end of period	$9,728	$50,044
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$68
Non-cash financing activities:
At-the-market issuance costs included in accounts payable and accrued expenses	$141	$—
Public offering issuance costs included in accounts payable	$—	$414

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

Liquidity

The Company has entered into various sales agreements with Cowen and Company LLC, (“Cowen”), pursuant to which the Company could issue and sell shares of common stock, par value of $0.001 per share, under at-the-market offering programs (the “ATM Programs”). Shares sold pursuant to these sales agreements were sold pursuant to shelf registration statements, one of which became effective on July 19, 2016 and was replaced by a new shelf registration statement effective May 22, 2019. The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements. As of June 30, 2019, the Company has $49.6 million remaining available under its current sales agreement.

During the six months ended June 30, 2019, the Company sold an aggregate of 403,241 shares of common stock pursuant to the ATM Programs, at an average price of $6.17 per share, for net proceeds of $2.2 million after deducting sales commissions and offering expenses.

On February 6, 2019, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering (the “February 2019 Financing”) of 4,000,000 shares of common stock and accompanying warrants to purchase up to 2,000,000 shares of common stock, at a combined price to the public of $5.00 per unit, for net proceeds of $18.5 million.

As of June 30, 2019, the Company had an accumulated deficit of $210.5 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

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

As of June 30, 2019, the Company had available cash, cash equivalents and short-term investments of $46.1 million. Based on the Company’s current operating plan, the Company believes it has sufficient cash, cash equivalents and short-term investments to fund operations through 2020.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements except for the adoption of the new lease accounting standard discussed below. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, the statement of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For granted stock options, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates and expected dividend yields of the common stock.

For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period.

The Company expenses restricted stock awards based on the fair value of the award on a straight-line basis over the associated service period of the award.

During the three and six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$165	$164	$300	$337
General and administrative	276	282	549	587
Total	$441	$446	$849	$924

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	763,592	368,922	763,592	368,922
Common stock warrants	6,193,749	4,202,457	6,193,749	4,202,457
	6,957,341	4,571,379	6,957,341	4,571,379

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	June 30,
	2019	2018
Cash and cash equivalents	$9,615	$49,931
Restricted cash (1)	113	113
Total	$9,728	$50,044

(1)  Included in other assets in the accompanying condensed consolidated balance sheets

Leases

Effective January 1, 2019, the Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets, current portion of lease obligations, and long-term lease obligations on the Company’s balance sheets. The Company does not currently hold any financing leases.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s facility lease does not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s ROU lease asset also includes any lease payments made and excludes lease incentives. The Company’s facility lease includes options to terminate the lease which would affect the lease period when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments under the facility lease is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements - Adopted

In February 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases.  This standard amends the existing guidance to require lessees to present most leases on their balance sheets and recognize corresponding expenses on their statements of operations. The FASB also provided practical expedients that give lessors an option to combine non-lease and associated lease components when certain criteria are met and requires a lessor to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant component. The Company adopted this standard effective January 1, 2019 by recording the cumulative effect on the date of the adoption. The Company has elected the package of practical expedients permitted under the transition guidance in ASC Topic 842, Leases, (“ASC Topic 842”). Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 a lease liability and right-of-use asset of approximately $1.9 million. The lease liability represents the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments as well as any remaining liability associated with an active sublease. This standard did not have a material impact on the Company’s cash flows from operations and had no impact on the Company’s operating results. The most significant impact was the recognition of ROU assets and lease obligations for operating leases.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2018 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and six months ended June 30, 2019 that had a material impact on the Company’s results of operations or financial position, except the impacts on the Company’s balance sheet related to the adoption of the new leasing standard in the current year.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three or six months ended June 30, 2019 or 2018.

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

Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of June 30, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$3,822	$—	$—	$3,822
Reverse repurchase agreements	—	2,000	—	2,000
Short-term investments:
Corporate debt securities	—	5,496	—	5,496
Reverse repurchase agreements	—	31,000	—	31,000
Total assets	$3,822	$38,496	$—	$42,318

	As of December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$5,956	$—	$—	$5,956
Corporate debt securities	—	1,948	—	1,948
Reverse repurchase agreements	—	3,000	—	3,000
Short-term investments:
Corporate debt securities	—	7,276	—	7,276
Reverse repurchase agreements	—	15,000	—	15,000
Total assets	$5,956	$27,224	$—	$33,180

At June 30, 2019 the Company’s cash equivalents consisted of money market funds and U.S. reverse repurchase agreements. At December 31, 2018 the Company’s cash equivalents consisted of money market funds, corporate debt securities and U.S. reverse repurchase agreements.  At June 30, 2019, and December 31, 2018, cash equivalents approximated their fair value due to their short-term nature.

4.              Short-Term Investments

The following table summarizes the short-term investments held at June 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Corporate debt securities	$5,495	$1	$—	$5,496
Reverse repurchase agreements	31,000	—	—	31,000
Total	$36,495	$1	$—	$36,496

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Corporate debt securities	$7,280	$—	$(4)	$7,276
Reverse repurchase agreements	15,000	—	—	15,000
Total	$22,280	$—	$(4)	$22,276

The contractual maturities of all short-term investments held at June 30, 2019 and December 31, 2018 were one year or less. There was one short-term investment in an unrealized loss position at June 30, 2019 and seven short-term investments in an unrealized loss position at December 31, 2018, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these investments was approximately $2.0 million and $7.3 million at June 30, 2019 and December 31, 2018, respectively. The Company did not hold any investments with other-than-temporary impairments at June 30, 2019 and December 31, 2018.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. There were no proceeds from sales of short-term investments in the three and six-month periods ended June 30, 2018. All proceeds in the three and six-month periods ended June 30, 2019 related to maturities of underlying investments.  The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three or six months ended June 30, 2019 and 2018.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued contracted research costs	$1,238	$680
Accrued compensation	789	1,241
Accrued professional fees	291	393
Accrued other	174	172
Accrued franchise tax	20	168
Accrued severence	—	109
Total	$2,512	$2,763

6.              Commitments

Operating Leases

In November 2010, the Company entered into an operating lease for office and laboratory space, which has been amended multiple times. Based on the latest amendment, the lease agreement includes escalating rent payments and is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2019 (in thousands):

Period Ending December 31,	Amount
2019	721
2020	721
Total minimum lease payments	$1,442

Rent expense was $0.1 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. Rent expense was $0.2 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, the Company paid $0.3 million in lease payments, respectively. During the six months ended June 30, 2019 and 2018, the Company paid $0.7 million in lease payments, respectively.

On October 15, 2018, the Company entered into a short-term lease with Inzen Therapeutics (“Inzen”), to sublease a portion of the Company’s facility. The sublease term is from October 15, 2018 through June 30, 2020. Inzen is obligated to pay the Company approximately $0.5 million in base rent during the remainder of the year ended December 31, 2019 and $0.5 million during the year ended December 31, 2020. The Company is still obligated to all payment terms pursuant to the lease agreement, as amended. During the three and six months ended June 30, 2019, the Company received $0.3 and $0.5 million in payments from Inzen, respectively, which was recorded as a deduction to rent expense in the accompanying condensed consolidated statement of operations.

7.              Stockholders’ Equity

Preferred Stock

As of June 30, 2019, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.  Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

Common Stock Warrants

February 2019 Warrants

In the February 2019 Financing, the Company issued warrants to purchase 2,000,000 shares of common stock with an exercise price of $6.25 per share, which were immediately exercisable upon issuance and will expire five years from the date of issuance.

The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions.  Therefore, the warrants have been classified in stockholders’ equity.  Any changes to the fair value of the warrants will not be recognized so long as the warrants continue to be equity classified.

As of June 30, 2019, 1,991,300 warrants related to the February 2019 Financing were outstanding with a remaining contractual life of 4.61 years.

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

The terms of the warrants include certain provisions related to fundamental transactions, a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions.  Therefore, the warrants have been classified in stockholders’ equity.  Any changes to the fair value of the warrants will not be recognized so long as the warrants continue to be equity classified.

As of June 30, 2019, all warrants related to the June 2018 Financing were outstanding with a remaining contractual life of 3.98 years.

8.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	June 30,	December 31,
	2019	2018
Warrants for the purchase of Common Stock	6,193,749	4,202,449
Options outstanding to purchase Common Stock	763,592	433,389
Options available for future issuance to purchase Common Stock	547,714	877,917
Shares reserved for the employee stock purchase plan	112,481	76,011
Total	7,617,536	5,589,766

9.              Stock Incentive Plans

Prior to the Company’s initial public offering in June 2015 (the “IPO”), the Company granted awards to eligible participants under its 2008 Equity Incentive Plan. In May 2015, the Company’s board of directors adopted and, in June 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan (“2015 Plan”), which became effective immediately prior to the effectiveness of the IPO. Subsequent to the IPO, option grants are awarded to eligible participants only under the 2015 Plan.

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through June 30, 2019, the exercise price or purchase price, as applicable, equaled the estimated fair value of the common stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	433,389	$29.05	7.97	$—
Granted	372,320	$4.52
Cancelled or forfeited	(42,117)	$30.00
Outstanding at June 30, 2019	763,592	$17.04	8.52	$1,421
Vested and Exercisable at June 30, 2019	201,831	$44.29	6.32	$9

There were no options exercised in the three and six months ended June 30, 2019. The total intrinsic value of options exercised for the three and six months ended June 30, 2018 was $1 thousand. The total fair value of employee and non-employee options vested for the three months ended June 30, 2019 and 2018 was $0.4 million and $0.5 million, respectively. The total fair value of employee and non-employee options vested for the six months ended June 30, 2019 and 2018 was $0.8 million and $1.1 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended June 30, 2019 and 2018 was $4.00 and $10.30, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the six months ended June 30, 2019 and 2018 was $3.06 and $8.90, respectively.

At June 30, 2019, the total unrecognized compensation expense related to unvested stock option awards was $2.3 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.1 years.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics.  Our lead product candidate is edasalonexent, formerly known as CAT-1004, an oral small molecule that inhibits NF- kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy, or DMD. We believe edasalonexent has the potential to be a foundational therapy for all patients affected by DMD regardless of the underlying dystrophin mutation.  DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD.  The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

We initiated a global Phase 3 trial of edasalonexent for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial. The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent for registration purposes. The PolarisDMD trial is active in eight countries with all 40 clinical trial sites having opened for enrollment, and enrollment is expected to be completed in 2019. Top-line results from the trial are expected in the second half of 2020.  Our goal is to submit a New Drug Application for edasalonexent for the treatment of DMD in early 2021. The trial design was informed by discussions with the FDA, as well as input from treating physicians, families of boys affected by DMD and patient advocacy organizations.

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

Our MoveDMD Phase 1/2 trial enrolled ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the 31 boys in the trial had 26 different dystrophin mutations. The MoveDMD trial was conducted in three sequential parts, Phase 1, Phase 2, and an open-label extension. In Phase 1 of the MoveDMD trial, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, and we reported in January 2016 that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations. In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using magnetic resonance imaging, or MRI, T2 as an early biomarker at 12 weeks, and announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100/mg/kg/day edasalonexent treatment group that were not statistically significant. Subsequently, in the open-label extension of the MoveDMD trial, we observed improvement in the rate of change in lower leg composite MRI T2 through 72 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period.

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

In March 2019, we initiated a new open-label extension trial, which we refer to as the GalaxyDMD trial. As we complete the MoveDMD trial, the remaining boys participating in the MoveDMD trial open-label extension are transitioning to the GalaxyDMD trial and their eligible siblings are also able to enroll.  In addition, when boys complete the 12-month PolarisDMD trial, they are given the opportunity to receive open-label edasalonexent in the GalaxyDMD trial.  The GalaxyDMD trial is designed to provide longer term safety data to support registration filings.

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

As of June 30, 2019, we owned six issued U.S. patents with composition of matter and method of use claims directed to edasalonexent. These patents are expected to expire in 2029 without taking into account potential patent term extensions. We also owned five issued U.S. patents with composition of matter and method of use claims directed to CAT-5571.  These patents are expected to expire between 2030 and 2035, without taking into account potential patent term extensions. In addition, our patent portfolio includes over 70 issued foreign patents, three pending U.S. patent applications, four pending international patent applications, and 17 pending foreign patent applications.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through June 30, 2019, we raised an aggregate of $267.8 million through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, at-the-market, or ATM, offerings, and stock option and warrant exercises.

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

The following summarizes our most advanced current research and development programs:

•      Edasalonexent for the treatment of DMD - Edasalonexent is a conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties, based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART Linker, drug discovery platform.  We designed edasalonexent to inhibit NF-kB, a key link between loss of dystrophin and disease pathology that plays a fundamental role in the initiation and progression of skeletal and cardiac muscle disease in DMD.  We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017.  In July 2016, we initiated an open-label extension of the MoveDMD trial, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018, April 2018, October 2018, February 2019 and April 2019 reflecting data through 24, 36, 48, 60 and 72 weeks of edasalonexent treatment.  In March 2019, we launched the GalaxyDMD trial.  The remaining boys participating in the MoveDMD trial open-label extension are transitioning to the GalaxyDMD trial, which is designed to provide longer term safety data to support registration filings.  In September 2018, we initiated the global Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, regardless of mutation type, with top-line results expected in the second half of 2020.  The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent in patients with DMD and is intended to support an application for commercial registration of edasalonexent.  When boys complete the 12-month PolarisDMD trial, they are given the opportunity to receive open-label edasalonexent in the Galaxy DMD trial.

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

The following table summarizes our research and development expenses by program (in thousands):

	Six Months Ended June 30,
	2019	2018
Edasalonexent	$6,350	$3,647
CAT-5571	10	538
Other research and platform programs	—	493
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	2,438	3,807
Facilities	111	548
Consultants and professional expenses, including stock-based compensation	260	205
Other	188	248
Total costs not directly allocated to programs	2,997	4,808
Total research and development expenses	$9,357	$9,486

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $43.8 million and $4.2 million, respectively.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

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

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies as reported in our 2018 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the dollar change in those items (in thousands):

	Three Months Ended June 30,		Period-to-
	2019	2018	Period Change

Operating expenses:
Research and development	5,160	4,239	921
General and administrative	2,165	2,397	(232)
Total operating expenses	7,325	6,636	689
Loss from operations	(7,325)	(6,636)	(689)
Other income, net	194	157	37
Net loss	$(7,131)	$(6,479)	$(652)

Research and Development Expenses

Research and development expenses increased by $0.9 million to $5.2 million for the three months ended June 30, 2019 from $4.2 million for the three months ended June 30, 2018, an increase of 22%. The increase in research and development expenses was attributable to a $2.1 million increase in costs to support our edasalonexent program due to activities associated with conducting the PolarisDMD trial. This increase was partially offset by a $0.7 million decrease in employee compensation due to a reduction in our workforce, a $0.2 million decrease in the research and development portion of facilities due to the net effect of income received from the subtenant, a $0.1 million decrease in costs to support our CAT-5571 program, and a $0.2 million decrease in costs to support other research and platform programs.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million to $2.2 million for the three months ended June 30, 2019 from $2.4 million for the three months ended June 30, 2018, a decrease of 10%. The decrease in general and administrative expenses was attributable to a $0.3 million decrease in employee compensation due to a reduction in our workforce and a $0.1 million decrease in the general and administrative portion of the facilities cost due to the net effect of income received from the subtenant. These decreases are partially offset by a $0.2 million increase in professional services.

Other Income (Expense), Net

Other income (expense), net remained consistent at $0.2 million in the three months ended June 30, 2019 and 2018. This was due to an increase in interest and investment income of $0.2 million due to an increase in our interest-bearing assets offset by an increase in other expense of $0.2 million due to foreign currency fluctuations and a gain recognized on disposal of equipment during the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the dollar change in those items (in thousands):

	Six Months Ended June 30,		Period-to-
	2019	2018	Period Change

Operating expenses:
Research and development	9,357	9,486	(129)
General and administrative	4,302	4,789	(487)
Total operating expenses	13,659	14,275	(616)
Loss from operations	(13,659)	(14,275)	616
Other income, net	490	144	346
Net loss	$(13,169)	$(14,131)	$962

Research and Development Expenses

Research and development expenses decreased by $0.1 million to $9.4 million for the six months ended June 30, 2019 from $9.5 million for the six months ended June 30, 2018, a decrease of 1%. The decrease in research and development expenses was attributable to a $1.4 million decrease in employee compensation due to a reduction in our workforce, a $0.5 million decrease in costs to support our CAT-5571 program, a $0.5 million decrease in costs to support other research and platform programs, a $0.4 million decrease in the research and development portion of facilities costs and a $0.1 million decrease in the research and development portion of office expenses.  These decreases were partially offset by a $2.7 million increase in costs to support our edasalonexent program due to activities associated with conducting the PolarisDMD trial and a $0.1 million increase in professional services.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million to $4.3 million for the six months ended June 30, 2019 from $4.8 million for the six months ended June 30, 2018, a decrease of 10%. The decrease in general and administrative expenses was attributable to a $0.5 million decrease in employee compensation due to a reduction in our workforce and a $0.3 million decrease in the general and administrative portion of the facilities cost due to the net effect of income received from the subtenant. These decreases were partially offset by a $0.2 million increase in Delaware franchise tax and a $0.1 million increase in the general and administrative portion of insurance and office expenses.

Other Income (Expense), Net

Other income (expense), net increased by $0.3 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in interest and investment income of $0.4 million due to an increase in our interest-bearing assets and a $0.1 million decrease in interest expense due to the maturity of our credit facility in September 2018, partially offset by an increase in other expense of $0.2 million due to foreign currency fluctuations and a gain recognized on disposal of equipment during the six months ended June 30, 2018.

Liquidity and Capital Resources

From our inception through June 30, 2019, we raised an aggregate of $267.8 million, through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, ATM offerings, and stock option and warrant exercises. As of June 30, 2019, we had $46.1 million in cash, cash equivalents and short-term investments.

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

At-the-Market Offering

During the six months ended June 30, 2019, we sold an aggregate of 403,241 shares of common stock pursuant to our ATM programs, at a weighted average price of $6.17 per share, for gross proceeds of $2.5 million, resulting in net proceeds of $2.2 million after deducting sales commissions and offering expenses.

Cash Flows

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table provides information regarding our cash flows for the three months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(12,325)	$(12,421)
Net cash (used in) provided by investing activities	(14,229)	8
Net cash provided by financing activities	20,875	45,975
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,679)	$33,562

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.3 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $13.2 million adjusted for non-cash items, including stock-based compensation expense of $0.9 million.

Net cash used in operating activities was $12.4 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $14.1 million adjusted for non-cash items, including stock-based compensation expense of $0.9 million and a net decrease in operating assets of $0.8 million, which resulted primarily from a decrease in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $14.2 million for the six months ended June 30, 2019 and consisted of purchases of short-term investments of $88.5 million partially offset by proceeds from maturities of short-term investments of $74.3 million. Net cash provided by investing activities was minimal during the six months ended June 30, 2018 and was attributable to proceeds received from sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20.9 million during the six months ended June 30, 2019, which was primarily attributable to net proceeds of $18.5 million from the February 2019 Financing, net proceeds of $2.3 million from our ATM programs, and $0.1 million in proceeds from the exercise of warrants. Net cash provided by financing activities was $45.9 million during the six months ended June 30, 2018, which was primarily attributable to net proceeds of $39.3 million from our underwritten public offering in June 2018 and net proceeds of $8.3 million from our ATM offering, partially offset by $1.7 million in repayment of principal on our expired credit facility.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

As of June 30, 2019 we had an accumulated deficit of $210.5 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of June 30, 2019, we had available cash, cash equivalents and short-term investments of $46.1 million. We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses through 2020.

Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•                  the pace of patient enrollment in our Phase 3 PolarisDMD trial and any unanticipated costs or expenses related to this trial, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;

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

Contractual Obligations

As of June 30, 2019, there had been no material changes to our contractual obligations and commitments disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $46.1 million and, as of December 31, 2018, we had cash, cash equivalents and short-term investments of $37.6 million. Our cash equivalents as of June 30, 2019 consisted of money market funds and U.S. reverse repurchase agreements. Our cash equivalents as of December 31, 2018 consisted of money market funds, U.S. reverse repurchase agreements, and corporate debt securities. Our short-term investments as of June 30, 2019 and December 31, 2018 consisted of corporate debt securities and U.S. reverse repurchase agreements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income.

As of June 30, 2019 and December 31, 2018, we had no material liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Accordingly, we will need to obtain additional funding in connection with our continuing operations and for costs related to filing a New Drug Application, or NDA, seeking regulatory approvals and commercialization activities for edasalonexent in Duchenne muscular dystrophy, or DMD, and for any of our other product candidates that have successful clinical trials. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.  For example, in April 2018 we announced a strategic shift to focus resources on our lead program edasalonexent and reduced our workforce by 40%.  In connection with this restructuring, we suspended our other research and development programs until a collaboration or funding is obtained. Any additional funding may not be available to us on acceptable terms, on a timely basis or at all.  In the event that we are unable to obtain such funding on acceptable terms and in a timely manner, we may not be able to complete the regulatory approval or commercialization of edasalonexent or the clinical development, regulatory approval or commercialization of any other product candidate.

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

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements based on our current operating plan through 2020. Our estimate as to how long we expect our cash, cash equivalents and short-term investments securities to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•       the pace of patient enrollment in our Phase 3 PolarisDMD trial and any unanticipated costs or expenses related to this trial, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $25.9 million and $27.4 million for the years ended December 31, 2018 and 2017, respectively. For the six months ended June 30, 2019, our net losses were $13.2 million. As of June 30, 2019, we had an accumulated deficit of $210.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 and February 2019 registered offerings of common stock and common stock warrants, our at-the-market program, and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We currently have no products approved for sale and are focusing our efforts and financial resources in the development of edasalonexent for the treatment of DMD.  Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize edasalonexent.  Because our business is almost entirely dependent upon this one product candidate, any setback in obtaining regulatory approval for edasalonexent would have a material adverse effect on our business and prospects.

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

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve any NDAs we submit, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

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

In particular, the successful completion of our clinical development program for edasalonexent for the treatment of DMD is dependent upon our ability to enroll a sufficient number of patients with DMD. DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. Further, these specialized sites typically treat a range of pediatric neuromuscular diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials.  In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients to complete our clinical trials for edasalonexent in a timely and cost-effective manner or at all. Furthermore, our Phase 3 PolarisDMD trial was designed to enroll a significantly greater number of patients than were enrolled in our previous trials of edasalonexent. As a result, we may be subject to greater risks with respect to patient enrollment.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date.  On July 24, 2019, Boris Johnson, who has previously suggested that the country should leave the European Union without an agreement, was appointed Prime Minister of the United Kingdom.  Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump Administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling.  To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA.   Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  In those arguments, the Trump administration argued in support of upholding the lower court decision. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.  Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply.  For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018.  The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors.  The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators.  In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States.  The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union.  The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.  Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Although FDA has granted rare pediatric disease designation to edasalonexent for the treatment of DMD, that designation will not expedite or ensure approval of edasalonexent nor will it guarantee that we receive a Priority Review Voucher if edasalonexent is approved by the FDA for the treatment of DMD.

The FDA has awarded rare pediatric disease Priority Review Vouchers to sponsors of drug candidates to treat rare pediatric disease products, if the treatment sponsors apply for this designation and meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA.  The Priority Review Voucher may be sold or transferred an unlimited number of times.   In September 2015, the FDA notified us that we obtained rare pediatric disease designation for edasalonexent for the treatment of DMD.  This designation does not guarantee that an NDA for edasalonexent will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved.  It also does not ensure expedited review or approval of edasalonexent for the treatment of DMD.  With passage of the 21st Century Cures Act in December 2016, the Rare Pediatric Disease Priority Review Voucher program was reauthorized until 2020.  In addition, if a product candidate is designated before October 1, 2020, as is the case with edasalonexent, it is eligible to receive a voucher if it is approved before October 2022.  However, there is no guarantee that edasalonexent will be approved by that date and, therefore, we may not be in a position to obtain the Priority Review Voucher prior to expiration of the program.

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

There are various quantitative listing requirements for a company to remain listed on the Nasdaq, including maintaining a minimum bid price of $1.00 per share.  No assurance can be given that we will continue to remain compliant with the minimum bid price requirement or Nasdaq’s other continued listing requirements. For example, in August 2018, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market as required by Nasdaq Listing Rule 5450(a)(1).  In order to regain compliance, on December 28, 2018, we effected a one-for-ten reverse split of our common stock   Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of July 31, 2019, we had outstanding 11,617,112 shares of common stock. As of July 31, 2019 we had outstanding warrants to purchase 4,200,000 shares of common stock at an exercise price of $12.00 per share, and 1,991,300 shares of common stock at an exercise price of $6.25 per share.  These warrants are fully exercisable and we have registered the issuance of shares upon exercise of these warrants under registration statements.  As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates.

We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans.  As of July 31, 2019, we had outstanding options to purchase an aggregate of approximately 778,592 shares of our common stock, of which options to purchase approximately 206,997 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As part of our June 2018 equity financing we issued warrants to purchase an aggregate of 4,200,000 shares of common stock at an exercise price of $12.00 per share, all of which are outstanding, and as part of our February 2019 equity financing we issued warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $6.25 per share, of which warrants to purchase 1,991,300 shares remain outstanding. Upon exercise in full of these outstanding warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock.  The warrants were fully exercisable upon issuance and remain exercisable for five years from their respective dates of issuance.  We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates.  Sales of these shares could cause the market price of our common stock to decline significantly.  Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

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

10.1

Sales Agreement, dated May 14, 2019, by and between the Registrant and Cowen and Company, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-231441) filed with the Securities and Exchange Commission on May 14, 2019).

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

Catabasis Pharmaceuticals, Inc.

Date: August 8, 2019	By:	/s/ DEIRDRE A. CUNNANE, J.D.
Deirdre A. Cunnane, J.D.
Treasurer and Chief Legal Officer (Principal Financial Officer)