Form 10-Q
period 2019-09-30
CATABASIS PHARMACEUTICALS INC
filed 2019-11-07
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-37467

Catabasis Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3687168
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 High Street Floor 28
Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 349-1971

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	CATB	The Nasdaq Stock Market LLC

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

As of October 31, 2019, there were 11,797,192 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•

our expectations regarding our ability to successfully conduct the PolarisDMD trial, and our expectations regarding the timing and results of such trial, including reporting top-line results of this trial in the fourth quarter of 2020, the goal of filing of a New Drug Application in 2021, and the potential consistency of data produced by this trial with prior results from our MoveDMD® trial, as well as any new data and analyses relating to the safety profile and potential clinical benefits of edasalonexent;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$17,765	$15,294
Short-term investments	22,850	22,276
Prepaid expenses and other current assets	2,111	1,345
Total current assets	42,726	38,915
Right-of-use asset	965	—
Other assets	143	254
Total assets	$43,834	$39,169
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,156	$1,408
Accrued expenses	2,476	2,763
Current portion of operating lease liabilities	929	—
Total current liabilities	5,561	4,171
Other long-term liabilities	—	56
Total liabilities	5,561	4,227
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 11,715,286 and 7,141,996 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	12	7
Additional paid-in capital	255,248	232,243
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(216,987)	(197,304)
Total stockholders’ equity	38,273	34,942
Total liabilities and stockholders’ equity	$43,834	$39,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	4,697	3,897	14,054	13,383
General and administrative	1,985	2,111	6,287	6,900
Total operating expenses	6,682	6,008	20,341	20,283
Loss from operations	(6,682)	(6,008)	(20,341)	(20,283)
Other income (expense):
Interest expense	—	(10)	—	(100)
Interest and investment income	214	177	697	252
Other (expense) income, net	(46)	162	(39)	321
Total other income, net	168	329	658	473
Net loss	$(6,514)	$(5,679)	$(19,683)	$(19,810)
Net loss per share - basic and diluted	$(0.56)	$(0.80)	$(1.80)	$(4.54)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	11,624,232	7,103,842	10,945,765	4,360,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(6,514)	$(5,679)	$(19,683)	$(19,810)
Other comprehensive income:
(Losses) gains on short-term investments	(1)	(5)	4	(5)
Total other comprehensive (loss) income:	(1)	(5)	4	(5)
Comprehensive loss	$(6,515)	$(5,684)	$(19,679)	$(19,815)

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of  Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Common stock, shares
Balance, beginning of period	11,553,937	7,103,843	7,141,996	2,364,526
Issuance of common stock for at-the-market offerings	161,349	—	564,590	539,026
Issuance of common stock and warrants in public offerings	—	—	4,000,000	4,200,000
Issuance of common stock upon exercise of common stock options and warrants	—	—	8,700	291
Balance, end of period	11,715,286	7,103,843	11,715,286	7,103,843
Common stock, par value
Balance, beginning of period	$12	$7	$7	$2
Issuance of common stock for at-the-market offerings	—	—	1	1
Issuance of common stock and warrants in public offerings	—	—	4	4
Balance, end of period	$12	$7	$12	$7
Additional paid-in capital
Balance, beginning of period	$253,821	$231,371	$232,243	$183,224
Issuance of common stock for at-the-market offerings	1,049	—	3,223	8,312
Issuance of common stock and warrants in public offerings	—	(26)	18,501	38,881
Issuance of common stock upon exercise of common stock options and warrants	—	—	54	4
Stock-based compensation expense	378	416	1,227	1,340
Balance, end of period	$255,248	$231,761	$255,248	$231,761
Accumulated deficit
Balance, beginning of period	$(210,473)	$(185,565)	$(197,304)	$(171,434)
Net loss	(6,514)	(5,679)	(19,683)	(19,810)
Balance, end of period	$(216,987)	$(191,244)	$(216,987)	$(191,244)
Accumulated other comprehensive loss
Balance, beginning of period	$1	$—	$(4)	$—
Realized gain on short-term investments	(1)	(5)	4	(5)
Balance, end of period	$—	$(5)	$—	$(5)
Total stockholders’ equity	$38,273	$40,519	$38,273	$40,519

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(19,683)	$(19,810)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	23	111
Stock-based compensation expense	1,227	1,340
Accretion of discount/premium on investment securities	9	(4)
Non-cash interest expense	—	38
Gain on disposal of property and equipment	—	(297)
Services received in non-monetary exchange	18	8
Changes in assets and liabilities:
Prepaid expenses and other current assets	(671)	(120)
Other assets	(25)	—
Right-of-use asset- operating	(36)	—
Accounts payable	682	274
Accrued expenses	(287)	267
Other liabilities	(56)	(3)
Net cash used in operating activities	(18,799)	(18,196)
Investing activities
Purchases of short-term investments	(123,355)	(39,364)
Sales and maturities of short-term investments	122,777	16,000
Proceeds from sale of property and equipment	—	365
Net cash used in investing activities	(578)	(22,999)
Financing activities
Proceeds from public offerings, net of issuance costs	18,505	38,885
Proceeds from at-the-market offering, net of issuance costs	3,289	8,313
Proceeds from exercise of common stock options and warrants	54	4
Payments on borrowing	—	(2,500)
Net cash provided by financing activities	21,848	44,702
Net increase in cash, cash equivalents and restricted cash	2,471	3,507
Cash, cash equivalents and restricted cash, beginning of period	15,407	16,482
Cash, cash equivalents and restricted cash, end of period	$17,878	$19,989
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$79
Non-cash financing activities:
At-the-market issuance costs included in current liabilities	$65	$—

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

Liquidity

The Company has entered into various sales agreements with Cowen and Company LLC, (“Cowen”), pursuant to which the Company could issue and sell shares of common stock, par value of $0.001 per share, under at-the-market offering programs (the “ATM Programs”). Shares sold pursuant to these sales agreements were sold pursuant to shelf registration statements, one of which became effective on July 19, 2016 and was replaced by a new shelf registration statement effective May 22, 2019. The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements. As of September 30, 2019, the Company has $48.5 million remaining available under its current sales agreement.

During the nine months ended September 30, 2019, the Company sold an aggregate of 564,590 shares of common stock pursuant to the ATM Programs, at an average price of $6.32 per share, for net proceeds of $3.2 million after deducting sales commissions and offering expenses.

On February 6, 2019, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering (the “February 2019 Financing”) of 4,000,000 shares of common stock and accompanying warrants to purchase up to 2,000,000 shares of common stock, at a combined price to the public of $5.00 per unit, for net proceeds of $18.5 million.

As of September 30, 2019, the Company had an accumulated deficit of $217.0 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

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

As of September 30, 2019, the Company had available cash, cash equivalents and short-term investments of $40.6 million. Based on the Company’s current operating plan, the Company believes it has sufficient cash, cash equivalents and short-term investments to fund operations through 2020.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements except for the adoption of the new lease accounting standard discussed below. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, the statement of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019, or for any future period.

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

During the three and nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$162	$168	$462	$505
General and administrative	216	248	765	835
Total	$378	$416	$1,227	$1,340

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	843,183	448,946	843,183	448,946
Common stock warrants	6,193,749	4,202,457	6,193,749	4,202,457
	7,036,932	4,651,403	7,036,932	4,651,403

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	September 30,
	2019	2018
Cash and cash equivalents	$17,765	$19,876
Restricted cash (1)	113	113
Total	$17,878	$19,989

(1)  Included in prepaid expenses and other current assets as of September 30, 2019 and other assets as of September 30, 2018 in the condensed consolidated balance sheets

Leases

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2018 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and nine months ended September 30, 2019 that had a material impact on the Company’s results of operations or financial position, except the impacts on the Company’s balance sheet related to the adoption of the new leasing standard in the current year.

3.              Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three or nine months ended September 30, 2019 or 2018.

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

Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of September 30, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$6,144	$—	$—	$6,144
Corporate debt securities	—	7,506	—	7,506
Reverse repurchase agreements	—	2,000	—	2,000
Short-term investments:
Corporate debt securities	—	1,850	—	1,850
Reverse repurchase agreements	—	21,000	—	21,000
Total assets	$6,144	$32,356	$—	$38,500

	As of December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$5,956	$—	$—	$5,956
Corporate debt securities	—	1,948	—	1,948
Reverse repurchase agreements	—	3,000	—	3,000
Short-term investments:
Corporate debt securities	—	7,276	—	7,276
Reverse repurchase agreements	—	15,000	—	15,000
Total assets	$5,956	$27,224	$—	$33,180

At September 30, 2019 and December 31, 2018, the Company’s cash equivalents consisted of money market funds, corporate debt securities and U.S. reverse repurchase agreements. At September 30, 2019, and December 31, 2018, cash equivalents approximated their fair value due to their short-term nature.

4.              Short-Term Investments

The following table summarizes the short-term investments held at September 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Corporate debt securities	$1,850	$—	$—	$1,850
Reverse repurchase agreements	21,000	—	—	21,000
Total	$22,850	$—	$—	$22,850

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Corporate debt securities	$7,280	$—	$(4)	$7,276
Reverse repurchase agreements	15,000	—	—	15,000
Total	$22,280	$—	$(4)	$22,276

The contractual maturities of all short-term investments held at September 30, 2019 and December 31, 2018 were one year or less. There were seven short-term investments in an unrealized loss position at December 31, 2018, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these investments was approximately $7.3 million. There were no short-term investments in an unrealized loss position at September 30, 2019. The Company did not hold any investments with other-than-temporary impairments at September 30, 2019 and December 31, 2018.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three and nine-month periods ended September 30, 2019 and 2018 related to maturities of underlying investments.  The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three or nine months ended September 30, 2019 and 2018.

5.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation	1,033	1,241
Accrued contracted research costs	$919	$680
Accrued professional fees	388	393
Accrued other	106	172
Accrued franchise tax	30	168
Accrued severence	—	109
Total	$2,476	$2,763

6.              Commitments

Operating Leases

In November 2010, the Company entered into an operating lease for office and laboratory space, which has been amended multiple times. Based on the latest amendment, the lease agreement includes escalating rent payments and is effective through June 30, 2020. The Company is recognizing rent expense on a straight-line basis over the lease term.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2019 (in thousands):

Period Ending December 31,	Amount
2019	360
2020	721
Total minimum lease payments	$1,081

Rent expense was $0.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. Rent expense was $0.2 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, the Company paid $0.4 and $0.3 million in lease payments, respectively. During the nine months ended September 30, 2019 and 2018, the Company paid $1.1 million and $1.0 million in lease payments, respectively.

On October 15, 2018, the Company entered into a short-term lease with Inzen Therapeutics (“Inzen”), to sublease a portion of the Company’s facility. The sublease term is from October 15, 2018 through June 30, 2020. Inzen is obligated to pay the Company approximately $0.3 million in base rent during the remainder of the year ended December 31, 2019 and $0.5 million during the year ended December 31, 2020. The Company is still obligated to all payment terms pursuant to the lease agreement, as amended. During the three and nine months ended September 30, 2019, the Company received $0.3 and $0.8 million in payments from Inzen, respectively, which was recorded as a deduction to rent expense in the accompanying condensed consolidated statement of operations.

On September 9, 2019, the Company, as subtenant, and Allied Minds, LLC (“Allied Minds”) entered into a Sublease (the “Sublease”) with respect to approximately 11,472 square feet of space leased by Allied Minds pursuant to a lease agreement by and between SPUS7 High Street, LP and Allied Minds. The Sublease term will commence on November 1, 2019 and the Company’s payment of rent under the Sublease will commence on January 1, 2020.  The Sublease term is scheduled to end on July 31, 2022 or upon any earlier termination of the original lease agreement between SPUS7 High Street, LP and Allied Minds.  Under the terms of the Sublease, the Company is obligated to pay Allied Minds aggregate rent of approximately $1.9 million.

7.              Stockholders’ Equity

Preferred Stock

As of September 30, 2019, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding.  Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

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

As of September 30, 2019, warrants to purchase 1,991,300 shares that were issued in the February 2019 Financing were outstanding with a remaining contractual life of 4.36 years.

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

As of September 30, 2019, all warrants issued in the June 2018 Financing were outstanding with a remaining contractual life of 3.73 years.

8.              Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	September 30,	December 31,
	2019	2018
Warrants for the purchase of Common Stock	6,193,749	4,202,449
Options outstanding to purchase Common Stock	843,183	433,389
Options available for future issuance to purchase Common Stock	468,123	877,917
Shares reserved for the employee stock purchase plan	112,481	76,011
Total	7,617,536	5,589,766

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

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through September 30, 2019, the exercise price or purchase price, as applicable, equaled the estimated fair value of the common stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	433,389	$29.05	7.97	$—
Granted	454,320	$4.86
Cancelled or forfeited	(44,526)	$32.27
Outstanding at September 30, 2019	843,183	$15.85	8.43	$352
Vested and Exercisable at September 30, 2019	265,475	$35.74	6.71	$4

There were no options exercised in the three and nine months ended September 30, 2019 and the three months ended September 30, 2018. The total intrinsic value of options exercised for the nine months ended September 30, 2018 was $1 thousand. The total fair value of employee and non-employee options vested for the three months ended September 30, 2019 and 2018 was $0.5 million and $0.3 million, respectively. The total fair value of employee and non-employee options vested for the nine months ended September 30, 2019 and 2018 was $1.3 million and $1.4 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended September 30, 2019 and 2018 was $4.10 and $4.64, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the nine months ended September 30, 2019 and 2018 was $3.25 and $6.64, respectively.

At September 30, 2019, the total unrecognized compensation expense related to unvested stock option awards was $2.3 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.3 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We initiated a global Phase 3 trial of edasalonexent for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial. The PolarisDMD trial is a randomized, double-blind, placebo-controlled trial, and is designed to evaluate the efficacy and safety of edasalonexent for registration purposes. We announced in September 2019 that the PolarisDMD trial completed enrollment and exceeded our target enrollment of 125 boys. We enrolled 131 boys between the ages of four and seven (up to eighth birthday), regardless of mutation type, who had not been on steroids for at least six months, across all eight countries where the clinical trial is active. The primary efficacy endpoint is change in North Star Ambulatory Assessment, or NSAA, score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are the age-appropriate timed function tests: time to stand, 4-stair climb and 10-meter walk/run. Assessments of growth, cardiac and bone health are also included in the trial. Top-line results from the trial are expected in the fourth quarter of 2020.  Our goal is to submit a New Drug Application for edasalonexent for the treatment of DMD in 2021. The trial design was informed by discussions with regulatory authorities, as well as input from treating physicians, families of boys affected by DMD and patient advocacy organizations.

Our previous trial, the MoveDMD Phase 1/2 trial, also enrolled ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the 31 boys in the trial had 26 different dystrophin mutations. The MoveDMD trial was conducted in three sequential parts, Phase 1, Phase 2, and an open-label extension. In Phase 1 of the MoveDMD trial, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, and we reported in January 2016 that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations. In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using magnetic resonance imaging, or MRI, T2 as an early biomarker at 12 weeks, and announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100/mg/kg/day edasalonexent treatment group that were not statistically significant. Subsequently, in the open-label extension of the MoveDMD trial, we observed improvement in the rate of change in lower leg composite MRI T2 through 72 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period.

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

We initiated a new open-label extension trial in March 2019, which we refer to as the GalaxyDMD trial. The remaining boys that were participating in the MoveDMD trial open-label extension transitioned to the GalaxyDMD trial and their eligible siblings are also able to enroll.  In addition, when boys complete the 12-month PolarisDMD trial, they are given the option to receive open-label edasalonexent in the GalaxyDMD trial.  The GalaxyDMD trial is designed to provide longer term safety data to support registration filings.

In August 2019, we entered into a preclinical research collaboration with the Jain Foundation, a non-profit foundation whose mission is to cure muscular dystrophies caused by dysferlin protein deficiency, to study edasalonexent in Dysferlinopathy.  Dysferlinopathy, which includes Limb-girdle muscular dystrophy type 2B and Miyoshi myopathy, is a serious rare disease that causes progressive muscle weakness for which there is currently no approved treatment option.  In Dysferlinopathy, muscles lack dysferlin and as a result NF-kB is chronically activated. Edasalonexent, an oral small molecule designed to inhibit NF-kB, has the potential to slow disease progression in dysferlin-deficient populations.  Under our collaboration, we and the Jain Foundation are conducting a preclinical study to evaluate the potential of edasalonexent as a therapeutic intervention for Dysferlinopathy by measuring disease progression in dysferlin-deficient mice treated with edasalonexent. Initial results are expected in the first half of 2020.

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

As of September 30, 2019, we owned six issued U.S. patents with composition of matter and method of use claims directed to edasalonexent. These patents are expected to expire in 2029 without taking into account potential patent term extensions. We also owned five issued U.S. patents with composition of matter and method of use claims directed to CAT-5571.  These patents are expected to expire between 2030 and 2035, without taking into account potential patent term extensions. In addition, our patent portfolio includes over 70 issued foreign patents, three pending U.S. patent applications, four pending international patent applications, and 18 pending foreign patent applications.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through September 30, 2019, we raised an aggregate of $268.8 million through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, at-the-market, or ATM, offerings, and stock option and warrant exercises.

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

The following summarizes our most advanced current research and development programs:

•      Edasalonexent for the treatment of DMD - Edasalonexent is a conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties, based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART Linker, drug discovery platform.  We designed edasalonexent to inhibit NF-kB, a key link between loss of dystrophin and disease pathology that plays a fundamental role in the initiation and progression of skeletal and cardiac muscle disease in DMD.  We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017.  In July 2016, we initiated an open-label extension of the MoveDMD trial, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018, April 2018, October 2018, February 2019 and April 2019 reflecting data through 24, 36, 48, 60 and 72 weeks of edasalonexent treatment.  In March 2019, we launched the GalaxyDMD trial.  The remaining boys participating in the MoveDMD trial open-label extension transitioned to the GalaxyDMD trial, which is designed to provide longer term safety data to support registration filings.  In September 2018, we initiated the global Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, regardless of mutation type, and completed enrollment in September 2019. We expect to report top-line results from the global Phase 3 PolarisDMD trial in the fourth quarter of 2020.  The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent in patients with DMD and is intended to support an application for commercial registration of edasalonexent.  When boys complete the 12-month PolarisDMD trial, they are given the option to receive open-label edasalonexent in the Galaxy DMD trial.

•      Edasalonexent for the treatment of Becker Muscular Dystrophy, or BMD — We are evaluating the potential benefits of edasalonexent treatment in BMD and investigating potential approaches for clinical trials in BMD.

•      Edasalonexent for the treatment of Dysferlinopathy — We are evaluating the potential benefits of edasalonexent treatment in Dysferlinopathy, which includes Limb-girdle muscular dystrophy type 2B and Miyoshi myopathy, through a preclinical study in collaboration with the Jain Foundation.

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2019	2018
Edasalonexent	$9,375	$5,720
CAT-5571	11	526
Other research and platform programs	—	546
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	3,740	5,244
Facilities	168	810
Consultants and professional expenses, including stock-based compensation	504	240
Other	256	297
Total costs not directly allocated to programs	4,668	6,591
Total research and development expenses	$14,054	$13,383

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $46.8 million and $4.2 million, respectively.

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

We anticipate that in the near term our general and administrative expenses will remain relatively consistent with their current levels.  As we approach the anticipated read out of top-line results from our PolarisDMD trial in the fourth quarter of 2020, we may increase our general and administrative expenditures to hire personnel to support potential commercialization of edasalonexent, dependent on our available capital resources and our prospects for obtaining additional financing.

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

During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies as reported in our 2018 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the dollar change in those items (in thousands):

	Three Months Ended September 30,		Period-to-
	2019	2018	Period Change

Operating expenses:
Research and development	4,697	3,897	800
General and administrative	1,985	2,111	(126)
Total operating expenses	6,682	6,008	674
Loss from operations	(6,682)	(6,008)	(674)
Other income, net	168	329	(161)
Net loss	$(6,514)	$(5,679)	$(835)

Research and Development Expenses

Research and development expenses increased by $0.8 million to $4.7 million for the three months ended September 30, 2019 from $3.9 million for the three months ended September 30, 2018, an increase of 21%. The increase in research and development expenses was attributable to a $1.0 million increase in costs to support our edasalonexent program due to activities associated with conducting the PolarisDMD trial and a $0.2 million increase in professional services. These increases were partially offset by a $0.1 million decrease in employee compensation due to special incentive bonuses granted in 2018, a $0.2 million decrease in the research and development portion of facilities due to the net effect of income received from the subtenant and a $0.1 million decreases in costs to support other research and platform programs.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million to $2.0 million for the three months ended September 30, 2019 from $2.1 million for the three months ended September 30, 2018, a decrease of 6%. The decrease in general and administrative expenses was attributable to a $0.3 million decrease in employee compensation due to special incentive bonuses granted in 2018 and a $0.2 million decrease in the general and administrative portion of the facilities cost due to the net effect of income received from the subtenant. These decreases were partially offset by a $0.2 million increase in professional services, a $0.1 million increase in Delaware franchise tax and a $0.1 million increase in the general and administrative portion of insurance expense.

Other Income, Net

Other income, net decreased by $0.1 million to $0.2 million for the three months ended September 30, 2019 from $0.3 million for the three months ended September 30, 2018. This was due to our having recognized other income of $0.1 million for the three months ended September 30, 2018 due to a gain recognized on disposal of equipment.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the dollar change in those items (in thousands):

	Nine Months Ended September 30,		Period-to-
	2019	2018	Period Change

Operating expenses:
Research and development	14,054	13,383	671
General and administrative	6,287	6,900	(613)
Total operating expenses	20,341	20,283	58
Loss from operations	(20,341)	(20,283)	(58)
Other income, net	658	473	185
Net loss	$(19,683)	$(19,810)	$127

Research and Development Expenses

Research and development expenses increased by $0.7 million to $14.1 million for the nine months ended September 30, 2019 from $13.4 million for the nine months ended September 30, 2018, an increase of 5%. The increase in research and development expenses was attributable to a $3.6 million increase in costs to support our edasalonexent program due to activities associated with conducting the PolarisDMD trial and a $0.2 million increase in professional services. These increases were partially offset by a $1.5 million decrease in employee compensation due to a reduction in our workforce in April 2018, a $0.5 million decrease in costs to support our CAT-5571 program, a $0.6 million decrease in costs to support other research and platform programs, and a $0.6 million decrease in the research and development portion of facilities costs.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million to $6.3 million for the nine months ended September 30, 2019 from $6.9 million for the nine months ended September 30, 2018, a decrease of 9%. The decrease in general and administrative expenses was attributable to a $0.7 million decrease in employee compensation due to a reduction in our workforce in April 2018 and a $0.4 million decrease in the general and administrative portion of the facilities cost due to the net effect of income received from the subtenant. These decreases were partially offset by a $0.2 million increase in Delaware franchise tax, a $0.2 million increase in professional expenses and a $0.1 million increase in insurance expense related to increased premiums for directors and officers liability insurance.

Other Income, Net

Other income, net increased by $0.2 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in interest and investment income of $0.4 million due to an increase in our interest-bearing assets and a $0.1 million decrease in interest expense due to the maturity of our credit facility in September 2018, partially offset by our having recognized other income for the nine months ended September 30, 2018 of $0.3 million due to a gain recognized on disposal of equipment.

Liquidity and Capital Resources

From our inception through September 30, 2019, we raised an aggregate of $268.8 million, through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, ATM offerings, and stock option and warrant exercises. As of September 30, 2019, we had $40.6 million in cash, cash equivalents and short-term investments.

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

At-the-Market Offering

During the nine months ended September 30, 2019, we sold an aggregate of 564,590 shares of common stock pursuant to our ATM programs, at a weighted average price of $6.32 per share, for gross proceeds of $3.6 million, resulting in net proceeds of $3.2 million after deducting sales commissions and offering expenses.

Cash Flows

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table provides information regarding our cash flows for the three months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(18,799)	$(18,196)
Net cash used in investing activities	(578)	(22,999)
Net cash provided by financing activities	21,848	44,702
Net increase in cash, cash equivalents and restricted cash	$2,471	$3,507

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.8 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $19.7 million adjusted for non-cash items, including stock-based compensation and depreciation and amortization expense of $1.3 million and a net increase in operating assets of $0.4 million, which resulted primarily from an increase in prepaid expenses of $0.7 million, a decrease in accrued expenses of $0.3 million and an increase long-term other assets and the right-of-use asset of $0.1 million, partially offset by an increase in accounts payable of $0.7 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2019 and consisted of purchases of short-term investments of $123.4 million partially offset by proceeds from maturities of short-term investments of $122.8 million. Net cash used in investing activities was $23.0 million for the nine months ended September 30, 2018 and consisted of purchases of short-term investments of $39.4 million partially offset by proceeds from maturities of short-term investments of $16.0 million and sales of property and equipment of $0.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $21.8 million during the nine months ended September 30, 2019, which was primarily attributable to net proceeds of $18.5 million from the February 2019 Financing and net proceeds of $3.3 million from our ATM programs. Net cash provided by financing activities was $44.7 million during the nine months ended September 30, 2018, which was primarily attributable to net proceeds of $38.9 million from the June 2018 Financing and net proceeds of $8.3 million from our ATM programs, partially offset by $2.5 million in repayment of principal on the Credit Facility.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

As of September 30, 2019 we had an accumulated deficit of $217.0 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of September 30, 2019, we had available cash, cash equivalents and short-term investments of $40.6 million. We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses through 2020.

Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•                any unanticipated costs or expenses related to our Phase 3 PolarisDMD or GalaxyDMD trials, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;

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

•                the costs of commercialization activities for any of our product candidates to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

Contractual Obligations

As of September 30, 2019, other than the executed sublease discussed in Note 6 of the accompanying notes to the financial statements, there had been no material changes to our contractual obligations and commitments disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $40.6 million and, as of December 31, 2018, we had cash, cash equivalents and short-term investments of $37.6 million. Our cash equivalents as of September 30, 2019 and December 31, 2018 consisted of corporate debt securities, money market funds and U.S. reverse repurchase agreements. Our short-term investments as of September 30, 2019 and December 31, 2018 consisted of corporate debt securities and U.S. reverse repurchase agreements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income.

As of September 30, 2019 and December 31, 2018, we had no material liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete.  We initiated our Phase 3 PolarisDMD clinical trial of edasalonexent in the third quarter of 2018 and our open-label extension trial GalaxyDMD in March 2019 and expect that our expenses will increase substantially as we conduct these trials.  In addition, we may in the future initiate new research, preclinical and clinical development efforts for and seek marketing approval for, other product candidates, and would expect our expenses to increase in connection with each of these activities. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

Accordingly, we will need to obtain additional funding in connection with our continuing operations and for costs related to filing a New Drug Application, or NDA, seeking regulatory approvals and commercialization activities for edasalonexent in Duchenne muscular dystrophy, or DMD, and for any of our other product candidates that have successful clinical trials. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future efforts to commercialize edasalonexent, our lead product candidate. In connection with this restructuring, we suspended our other research and development programs until a collaboration or funding is obtained. Any additional funding may not be available to us on acceptable terms, on a timely basis or at all.  In the event that we are unable to obtain such funding on acceptable terms and in a timely manner, we may not be able to complete the regulatory approval or commercialization of edasalonexent or the clinical development, regulatory approval or commercialization of any other product candidate.

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

We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements based on our current operating plan through 2020. Our estimate as to how long we expect our cash, cash equivalents and short-term investments securities to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•                any unanticipated costs or expenses related to our Phase 3 PolarisDMD and GalaxyDMD trials, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;

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

•                the costs of commercialization activities for any of our product candidates to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $25.9 million and $27.4 million for the years ended December 31, 2018 and 2017, respectively. For the nine months ended September 30, 2019, our net losses were $19.7 million. As of September 30, 2019, we had an accumulated deficit of $217.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 and February 2019 registered offerings of common stock and common stock warrants, our at-the-market program, and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and to the extent we:

•                continue to conduct our Phase 3 PolarisDMD clinical trial and GalaxyDMD open-label extension clinical trial of edasalonexent in DMD;

•                  initiate and continue research and preclinical and clinical development efforts for edasalonexent and our other product candidates;

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

We currently have no products approved for sale and are focusing substantially all of our efforts and financial resources in the development of edasalonexent for the treatment of DMD.  Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize edasalonexent.  Because our business is almost entirely dependent upon this one product candidate, any setback in obtaining regulatory approval for edasalonexent would have a material adverse effect on our business and prospects.

The success of edasalonexent will depend on several factors, including the following:

•                  successful completion of our Phase 3 PolarisDMD clinical trial of edasalonexent, as well as any additional clinical trials of edasalonexent, including our ongoing GalaxyDMD open-label extension clinical trial;

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

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve any NDAs we submit, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

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

The successful completion of any future clinical trial for edasalonexent or any other product candidate for the treatment of DMD will be dependent upon our ability to enroll a sufficient number of patients with DMD. DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. Further, these specialized sites typically treat a range of pediatric neuromuscular diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients to complete clinical trials for edasalonexent in a timely and cost-effective manner or at all.

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

We recently hired a Chief Commercial Officer and have taken initial steps towards planning for commercialization of our lead product candidate.  However, we currently do not have a sales, marketing or distribution infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to use a combination of focused in-house sales and marketing capabilities and third-party collaboration, licensing and distribution arrangements to sell any of our products that receive marketing approval.

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

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, patents are granted to the party who was the first to file a patent application. However, prior to March 16, 2013, in the United States, patents were granted to the party who was the first to invent the claimed subject matter. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, for example, via post grant review and inter parties review proceedings at the USPTO. In addition, the Leahy-Smith Act transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective in March 2013. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could harm our business, results of operations and financial condition.

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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities in those jurisdictions is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The 2016 vote of the electorate in the United Kingdom in favor of leaving the European Union, commonly known as Brexit, has created substantial uncertainly and is expected to continue to do so for the foreseeable future regardless of whether Brexit is implemented or not. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of edasalonexent or any future product candidate in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In August 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration has pressed for drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of October 31, 2019, we had outstanding 11,797,192 shares of common stock. As of October 31, 2019 we had outstanding warrants to purchase 4,200,000 shares of common stock at an exercise price of $12.00 per share, and 1,991,300 shares of common stock at an exercise price of $6.25 per share. These warrants are fully exercisable and we have registered the issuance of shares upon exercise of these warrants under registration statements.  As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates.

We have filed registration statements registering all of the shares of common stock that we may issue under our equity compensation plans.  As of October 31, 2019, we had outstanding options to purchase an aggregate of approximately 785,732 shares of our common stock, of which options to purchase approximately 274,370 shares were vested. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below:

Exhibit Number	Exhibit

10.1	Sublease Agreement, dated as of September 9, 2019, by and between Allied Minds, LLC and the Registrant.
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

Catabasis Pharmaceuticals, Inc.

Date: November 7, 2019	By:	/s/ JILL C. MILNE, PH.D.
Jill C. Milne, Ph.D.
President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)