Form 10-K
period 2019-12-31
CATABASIS PHARMACEUTICALS INC
filed 2020-03-10
CIK 1454789

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-37467

Catabasis Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-3687168
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 High Street Floor 28 Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (617) 349-1971

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CATB	Nasdaq Global Market

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

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 28, 2019, the last trading day before June 30, 2019: $73,359,556

          As of March 2, 2020, there were 17,897,172 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

  •
  our plans to evaluate edasalonexent in a Phase 2 clinical trial in non-ambulatory patients with supportive funding from Duchenne UK;

  •
  our plans to explore the potential of edasalonexent as a therapy in indications other than DMD;

  •
  our plans to identify, develop and commercialize novel therapeutics based on our Safety Metabolized and Rationally Targeted linker, or SMART LinkerTM, drug discovery platform;

  •
  other planned clinical trials for edasalonexent and other product candidates, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and the anticipated announcement of results;

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

  •
  the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval, including the likelihood of support for edasalonexent, if approved, by physicians, patient advocates and patients, and the likelihood of coverage and reimbursement by third-party payers;

  •
  our commercialization, marketing and manufacturing capabilities and strategy;

  •
  our intellectual property position and strategy;

  •
  our ability to identify additional products or product candidates with significant commercial potential;

ii

  •
  our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

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

iii

PART I

Item 1.    Business

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our lead product candidate is edasalonexent, an oral small molecule that inhibits NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy, or DMD. We believe edasalonexent has the potential to be a foundational therapy for all patients affected by DMD regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

        We initiated a global Phase 3 trial of edasalonexent for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial. The PolarisDMD trial is a randomized, double-blind, placebo-controlled trial, and is designed to evaluate the efficacy and safety of edasalonexent for registration purposes. The primary efficacy endpoint is change in North Star Ambulatory Assessment, or NSAA, score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are the age-appropriate timed function tests: time to stand, 4-stair climb and 10-meter walk/run. Assessments of growth, cardiac and bone health are also included in the trial. We announced in September 2019 that the Phase 3 PolarisDMD trial completed enrollment and exceeded our target enrollment of 125 boys. We enrolled 131 boys between the ages of four and seven, up to their eighth birthday, regardless of mutation type, who had not been on steroids for at least six months. We expect to report top-line results from the Phase 3 PolarisDMD trial in the fourth quarter of 2020. Our goal is to submit a New Drug Application, or NDA, for edasalonexent for the treatment of DMD in 2021.

        Our previous trial, the MoveDMD Phase 1/2 trial, enrolled ambulatory boys four to seven years old, up to their eighth birthday, with DMD who had not used steroids for at least six months prior to the trial. The MoveDMD trial was conducted in three sequential parts, Phase 1, Phase 2, and an open-label extension. In Phase 1 of the MoveDMD trial, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, and we reported in January 2016 that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations. In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using magnetic resonance imaging, or MRI T2 as an early biomarker at 12 weeks, and announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100 mg/kg/day edasalonexent treatment group that were not statistically significant. In the open-label extension of the MoveDMD trial, we observed statistically significant improvement in the rate of change in lower leg composite MRI T2 through 12, 24, 36 and 48 weeks with improvement through 72 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period. We also observed preserved muscle function and consistent improvements in all four assessments of muscle function: NSAA score, time to stand, 4-stair climb and 10-meter walk/run, through 72 weeks of edasalonexent treatment compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. Additionally, supportive changes in non-effort-based measures of muscle health were seen, supporting the consistency and durability of edasalonexent treatment effects. Edasalonexent continued to be well tolerated with no safety signals observed in the MoveDMD trial. We also observed that the heart rate of the boys significantly decreased toward age-normative values with over a year and a half period of edasalonexent treatment.

        We initiated an open-label extension trial in March 2019, which we refer to as the GalaxyDMD trial. The remaining boys that were participating in the MoveDMD trial open-label extension transitioned to the GalaxyDMD trial and their eligible siblings were also able to enroll. In addition, when boys complete the 12-month Phase 3 PolarisDMD trial, they are given the option to receive open-label edasalonexent in the GalaxyDMD trial. The GalaxyDMD trial is designed to provide longer term safety data to support registration filings.

        In addition, we are exploring the potential of edasalonexent as a therapy in other indications where the inhibition of NF-kB may provide clinical benefit. In August 2019, we entered into a preclinical research collaboration with the Jain Foundation to study edasalonexent in dysferlinopathy, which includes limb-girdle muscular dystrophy type 2B and Miyoshi myopathy, a serious rare disease that causes progressive muscle weakness for which there is currently no approved treatment option. In dysferlinopathy, muscles lack dysferlin and as a result NF-kB is chronically activated. Under our collaboration, we and the Jain Foundation are conducting a preclinical study to evaluate the potential of edasalonexent as a therapeutic intervention for dysferlinopathy by measuring disease progression in dysferlin-deficient mice treated with edasalonexent. Initial results are expected in the first half of 2020.

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

        As of December 31, 2019, we owned 6 issued U.S. patents with composition of matter and method of use claims directed to edasalonexent. These patents are expected to expire in 2029 without taking into account potential patent term extensions. We also owned 5 issued U.S. patents with composition of matter and method of use claims directed to CAT-5571. These patents are expected to expire between 2030 and 2035, without taking into account potential patent term extensions. In addition, our patent portfolio includes over 70 issued foreign patents, 3 pending U.S. patent applications, 4 pending International (PCT) patent applications, and 17 pending foreign patent applications.

Our Product Candidates

Edasalonexent

        We designed edasalonexent to inhibit NF-kB. In DMD the loss of dystrophin leads to chronic activation of NF-kB, which is a key driver of skeletal and cardiac muscle disease progression. We have reported results from Phase 1, Phase 2 and the open-label extension of the MoveDMD trial through administration of edasalonexent for up to 72 weeks, as described further below under "Edasalonexent Clinical Development". The FDA has granted edasalonexent orphan drug, fast track and rare pediatric disease designations for the treatment of DMD. The EC has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

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

        DMD occurs almost exclusively in males, occurring in approximately 1 in 3,500 live male births. Based on this incidence rate, we estimate that DMD affects a total of approximately 15,000 patients in the United States and approximately 19,000 patients in Europe.

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

The Role of NF-kB in Duchenne Muscular Dystrophy

        NF-kB plays an important role in regulating skeletal muscle health and appears to be especially important in regulating skeletal muscle mass in chronic diseases such as DMD. NF-kB is a key driver of skeletal muscle and cardiac disease progression in DMD. Activated NF-kB promotes the degradation of specific muscle proteins and leads to the induction of pro-inflammatory mediators such as cytokines, including tumor necrosis factor alpha, or TNF-a, interleukin 6, or IL-6, and interleukin-1 beta, or IL-1b; chemokines; cell adhesion molecules; and tissue degrading enzymes, such as matrix metallopeptidase 9, or MMP-9. In addition, activated NF-kB suppresses muscle stem cell differentiation that is required for muscle regeneration by preventing satellite stem cells from differentiating into myoblasts, progenitor cells that differentiate, to give rise to muscle cells. Activation of NF-kB is observed in muscle tissues of patients with DMD prior to the onset of other clinical manifestations and activated NF-kB is persistently elevated in the immune cells and regenerative muscle fibers of patients with DMD. Moreover, evidence exists that mechanical stress activates NF-kB in muscles and increases levels of activated NF-kB by a factor of three to four times. Muscles with increased mechanical stress, such as quadriceps and hamstrings, show the most rapid progression of disease.

Unaddressed Market Opportunity

        There are currently three therapies approved for the treatment of DMD in the United States: EXONDYS 51®, an exon skipping therapy targeting the skipping of exon 51; VYONDYS 53, an exon skipping agent targeting the skipping of exon 53; and EMFLAZA®, a corticosteroid that is indicated for the treatment of DMD in patients two years of age and older. EXONDYS 51 and VYONDYS 53 have been granted accelerated approval and are marketed by Sarepta Therapeutics, or Sarepta. Based on the prevalence of the specific mutations that are amenable to EXONDYS 51 and VYONDYS 53 treatment, they are expected to be appropriate in an aggregate of approximately 21% of DMD patients. EMFLAZA is marketed by PTC Therapeutics. Corticosteroid therapy, including treatment with prednisone, is often prescribed to treat DMD. Corticosteroids primarily act through the glucocorticoid receptor-mediated pathway and they can cause significant complications including growth suppression, excessive weight gain, behavioral changes, reduction in bone strength, compromise of the immune system and have been shown to induce muscle myopathy in other diseases. DMD patients treated with corticosteroids typically show an initial improvement in measures of muscle function but then resume a progressive decline. DMD patients typically only live until their mid-twenties.

        In addition to the FDA-approved DMD therapies in the United States, there are several treatments for DMD that currently are being reviewed by the FDA or are approved or under review in the EU or are expected to be under review by regulatory agencies in the near future. For example, Sarepta has initiated a rolling NDA submission for casimersen, its exon 45 skipping agent. NS Pharma has completed a rolling NDA submission for its exon 53 skipping agent, viltolarsen, and the Prescription Drug User Fee Action date, or PDUFA date, for viltolarsen is in the third quarter of 2020. PTC Therapeutics' TRANSLARNA™ is conditionally approved in the EU and several other countries for treatment of nonsense mutation DMD, or nmDMD, in ambulatory patients aged two years and older, and is approved for the treatment of nmDMD in ambulatory patients aged five years and older in Brazil. PTC Therapeutics is conducting additional clinical trials with TRANSLARNA in nmDMD in the United States.

        EXONDYS 51, VYONDYS 53, TRANSLARNA, viltolarsen and casimersen target mechanisms to increase levels of dystrophin in muscles. Each of these agents addresses a specific type of genetic mutation in order to produce a partially functional dystrophin protein. The therapeutic goal of these agents is to reduce disease severity and extend survival in those DMD patients who are candidates for therapy with these agents. We believe that DMD patients, including those treated with these dystrophin-targeted therapies, will continue to require treatments to reduce muscle inflammation and degeneration and enhance muscle regeneration.

        In September 2019, we appointed Andrew A. Komjathy as our Chief Commercial Officer in preparation for the potential commercial launch of edasalonexent. As part of our commercialization preparations, we conducted market research, which has indicated high unmet need for therapies to treat DMD. If edasalonexent is approved for the treatment of DMD, we believe, based on market research and our internal assessment, that there is a high likelihood of support for edasalonexent by physicians, patient advocates and patients and support for coverage and reimbursement by third-party payers in the United States, Europe and other markets.

Edasalonexent for the Treatment of Duchenne Muscular Dystrophy

        Based on the ability of edasalonexent to inhibit NF-kB and the results that we have seen in preclinical models of DMD, we believe that edasalonexent has the potential to combine reduction of inflammation and muscle degeneration with positive effects on muscle regeneration, all of which may allow patients to retain muscle function longer. In addition, we believe that edasalonexent has the potential to be an effective therapy in all DMD patients, regardless of the underlying mutation, and to provide significant benefit to patients, both as monotherapy and when used in combination with other therapies, including dystrophin-targeted therapies. If we receive marketing approval, we intend to commercialize edasalonexent in United States ourselves and commercialize edasalonexent outside of United States either ourselves or with a partner.

Edasalonexent Clinical Development

Phase 3 PolarisDMD Trial of Edasalonexent in Patients with DMD

        We initiated a global Phase 3 trial for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial. The PolarisDMD trial is designed to evaluate the efficacy and safety of edasalonexent for registration purposes, with top-line results expected in the fourth quarter of 2020. Our goal is to submit an NDA for edasalonexent for the treatment of DMD in 2021.

        We announced in September 2019 that the Phase 3 PolarisDMD trial completed enrollment and exceeded our target enrollment of 125 boys. We enrolled 131 boys between the ages of four to seven, up to their eighth birthday, regardless of mutation type, who had not been on steroids for at least six months, across all eight countries where the clinical trial is active. Boys on a stable dose of EXONDYS 51 were eligible to enroll. Enrolled boys were randomized in a 2 to 1 ratio with two boys receiving 100 mg/kg/day of edasalonexent for each boy that receives placebo. Following the completion of enrollment, we conducted an analysis of the baseline age and timed function test performance of the patients enrolled in the Phase 3 PolarisDMD trial as compared to the patients enrolled in the Phase 2 MoveDMD trial and found no significant difference in these baseline characteristics of the patient populations in the two trials, which we believe supports the assumptions we used for powering the Phase 3 PolarisDMD trial.

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

GalaxyDMD Open-Label Extension Trial of Edasalonexent in Patients with DMD

        We initiated an open-label extension trial in March 2019, which we refer to as the GalaxyDMD trial. The remaining boys that were participating in the MoveDMD trial open-label extension transitioned to the GalaxyDMD trial and their eligible siblings were also able to enroll. In addition, when boys complete the 12-month Phase 3 PolarisDMD trial, they are given the option to receive open-label edasalonexent in the GalaxyDMD trial and their eligible siblings are also able to enroll. Boys in the GalaxyDMD trial that are amenable are able to initiate co-administration of approved exon skipping therapies. The GalaxyDMD trial is designed to provide longer term safety data to support registration filings.

MoveDMD Phase 1/2 Trial of Edasalonexent in Patients with DMD

        Our MoveDMD Phase 1/2 trial enrolled 31 ambulatory boys four to seven years old, up to their eighth birthday, with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. Boys enrolled in the trial were not limited to any specific dystrophin mutations and the boys in the trial had 26 different dystrophin mutations. The MoveDMD trial has been completed and was conducted in three sequential parts, Phase 1 and Phase 2, and an open-label extension. In Phase 1 of the MoveDMD trial, we assessed the safety, tolerability and pharmacokinetics of edasalonexent in 17 patients, following seven days of dosing, and we reported in January 2016 that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations. In the Phase 2 portion of the trial, we assessed the effects of edasalonexent using MRI T2 as an early biomarker at 12 weeks, and announced in January 2017 that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100 mg/kg/day edasalonexent treatment group that were not statistically significant and subsequently observed positive MRI T2 results in the open-label extension of the MoveDMD trial described further below.

        In the open-label extension of the MoveDMD trial through 72 weeks of oral 100 mg/kg/day edasalonexent treatment, we observed preserved muscle function and consistent improvements in all four assessments of muscle function: NSAA score, time to stand, 4-stair climb and 10-meter walk/run, compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. In the open-label extension of the MoveDMD trial through 72 weeks of oral 100 mg/kg/day edasalonexent treatment, we observed preserved muscle function and consistent improvements in all four assessments of muscle function: NSAA score, time to stand, 4-stair climb and 10-meter walk/run, compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. Additionally, supportive changes in non-effort based measures of muscle health were seen, supporting the durability of edasalonexent treatment effects. Specifically, we observed statistically significant improvement in the rate of change in lower leg composite MRI T2 through 12, 24, 36 and 48 weeks with improvement through 72 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period. MRI T2 is closely associated with functional outcomes in DMD supported by data from ImagingDMD, the largest natural history database of MRI assessments in boys with DMD.

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

        Edasalonexent was well tolerated in the MoveDMD trial with no clinical safety signals observed to date through more than 60 years of cumulative patient exposure. The majority of adverse events, or AEs, have been mild in nature with no serious AEs. The most common treatment-related AEs were gastrointestinal, primarily mild and transient diarrhea and, in Phase 2, vomiting. There were no treatment-related serious adverse events, no drug discontinuations and no dose reductions. Boys treated with edasalonexent continued to follow age-appropriate growth curves with age-appropriate increases in weight and height and overall body mass index trended down to age-normative values. Boys treated with edasalonexent grew an average of 2.1 inches taller per year and gained 2.9 pounds per year, and their overall body mass index decreased from 70th percentile of unaffected boys to the 55th percentile over 72 weeks of treatment, approaching the average body mass index for unaffected boys.

        Additionally, boys with DMD in the age range enrolled in the trial typically have resting tachycardia, a heart rate that exceeds the normal resting rate, and we observed that the heart rate of the boys treated with edasalonexent significantly decreased toward age-normative values over a year and a half period of edasalonexent treatment.

        In the MoveDMD trial, two boys received edasalonexent and eteplirsen for an average of 1 year. The combination was well tolerated with no safety signals. Edasalonexent has previously been shown to increase dystrophin expression in combination with exon-skipping therapy in the mdx mouse model of DMD, supporting the potential of edasalonexent to enhance dystrophin-targeted therapies such as EXONDYS 51, VYONDYS 53 and other therapies in development.

Planned Clinical Trials

        While our clinical trials to date have focused on younger ambulatory patients, we believe edasalonexent has the potential to be a foundational therapy for all DMD patients. In January 2020, we announced a partnership with Duchenne UK, a charity that seeks to fund and accelerate treatments and a cure for DMD, to evaluate edasalonexent in a Phase 2 clinical trial in non-ambulatory DMD patients. Duchenne UK granted us more than $600,000 in funding to support patient and clinical trial site costs. This planned Phase 2 clinical trial is designed to assess safety and pharmacokinetics of edasalonexent, with exploratory measures of function, including cardiac, skeletal muscle and pulmonary function, in non-ambulatory DMD patients. The older, non-ambulatory patients represent a significant potential market for edasalonexent, with approximately 60% of all DMD patients being 12 years of age and older.

Recent Edasalonexent Research Collaboration

        In August 2019, we entered into a preclinical research collaboration with the Jain Foundation, a non-profit foundation whose mission is to cure muscular dystrophies caused by dysferlin protein deficiency, to study the potential effects of edasalonexent in dysferlinopathy, which includes limb-girdle muscular dystrophy type 2B and Miyoshi myopathy. Dysferlinopathy is a serious rare disease that causes progressive muscle weakness for which there is currently no approved treatment option. In dysferlinopathy, muscles lack dysferlin, which is important for skeletal muscle repair, and as a result NF-kB is chronically activated. Edasalonexent, an oral small molecule designed to inhibit NF-kB, has the potential to slow disease progression in dysferlin-deficient populations. Under our collaboration, we and the Jain Foundation are conducting a preclinical study to evaluate the potential of edasalonexent as a therapeutic intervention for dysferlinopathy by measuring disease progression in dysferlin-deficient mice treated with edasalonexent. Initial results are expected in the first half of 2020.

Edasalonexent Orphan Drug, Fast Track and Rare Pediatric Disease Designations

        The FDA has granted edasalonexent orphan drug, fast track and rare pediatric disease designations for the treatment of DMD. A product may be designated by the FDA as an "orphan drug" if it is intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States. If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the FDA will not approve another sponsor's marketing application for the same product for the same use or indication before the expiration of seven years, except in certain limited circumstances. The FDA fast track process is designed to expedite the development and review of drugs to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. Companies that receive fast track designation are allowed to submit NDAs on a rolling basis, expediting the FDA review process, and benefit from more frequent communication with the FDA to discuss all aspects of clinical development. In addition, drugs that receive fast track designation are eligible for accelerated approval and priority review if certain criteria are met. The FDA's rare pediatric disease designation gives us the potential to receive a priority review voucher if edasalonexent is approved. A sponsor who receives FDA approval for a drug or biologic for a rare pediatric disease may qualify for a priority review voucher, which the sponsor may also redeem to receive priority review of a subsequent marketing application for a different product. In lieu of using the voucher for one of its own product candidates, a sponsor may also sell that voucher for use by a third party. Current prices for these vouchers are in the range of a hundred million dollars. The current rare pediatric disease priority review voucher program will expire in October 2020, unless Congress renews the program, although a drug designated as a rare pediatric disease treatment can still receive a priority review voucher if the marketing approval application for the drug is submitted and the drug is approved by October 2022.

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

Edasalonexent Expansion Indication Opportunities

        In addition to our work in DMD, we are evaluating other diseases where the inhibition of NF-kB may be beneficial for further therapeutic applications of edasalonexent. There are a number of other rare diseases where NF-kB is believed to play an important role, such as dysferlinopathy and also Becker muscular dystrophy, or BMD, which is a type of muscular dystrophy and is characterized by slowly progressive muscle weakness of the legs and pelvis.

CAT-5571

        We are developing CAT-5571 as a potential oral treatment for CF. CAT-5571 is a small molecule that is designed to activate autophagy, a mechanism for recycling cellular components and digesting pathogens, which is important for host defenses and is depressed in CF. We have completed IND application-enabling activities for CAT-5571. We intend to further develop our CAT-5571 program through selective collaborations.

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

Sales and Marketing

        While we have hired a Chief Commercial Officer and begun initial planning for a potential commercial launch, given our stage of development, we have not yet hired a sales team or otherwise begun to establish a commercialization infrastructure or distribution capabilities, nor have we entered into any collaboration or co-promotion arrangements. If we are able to progress our edasalonexent program, we intend to commercialize edasalonexent in the United States ourselves and commercialize edasalonexent outside of the United States either ourselves or with a partner.

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

Edasalonexent for Duchenne Muscular Dystrophy

        There are currently three therapies approved in the United States for the treatment of DMD: Sarepta's drug EXONDYS 51 for patients amenable to exon 51 skipping, VYONDYS 53, also from Sarepta, for patients amenable to exon 53 skipping, and PTC Therapeutics' drug EMFLAZA, for the treatment of DMD. Outside of the United States, PTC Therapeutics' drug TRANSLARNA, has been conditionally approved within the EU Member States, Iceland, Liechtenstein, Norway, Israel and South Korea for the treatment of nmDMD in ambulatory patients aged two years and older. TRANSLARNA was granted marketing approval from the Brazilian National Health Surveillance Agency (ANVISA) under rare diseases procedure, for the treatment of ambulatory children age five years and older with nmDMD. PTC Therapeutics is also currently running confirmatory Phase 2/3 clinical trials with TRANSLARNA in nmDMD in the United States and has stated that it plans to re-submit an NDA pending the outcomes of these trials. Although not previously approved for the treatment of DMD, corticosteroid therapy, including prednisone, is often prescribed to treat DMD.

        A number of companies are developing therapies to treat DMD in patients with specific mutations in the dystrophin gene. In addition to EXONDYS 51 and VYONDYS 53, Sarepta has initiated a rolling NDA for casimersen (SRP-4045), an agent which targets skipping of exon 45. Approximately 8% of DMD patients are believed to have mutations amenable to exon 45 skipping. NS Pharma completed a rolling NDA submission in October 2019 for its exon 53 agent, viltolarsen and the PDUFA date is in the third quarter of 2020. An additional 8% of DMD patients are believed to be eligible for therapy with an agent that targets skipping of exon 53. Sarepta has in Phase 2 clinical development another agent that targets skipping of exon 51. This agent, SRP-5051, uses a different RNA chemistry than EXONDYS 51. Daiichi-Sankyo is developing an exon-skipping product candidate for DMD patients with out-of-frame deletion mutations amenable to exon 45 skipping and announced in February 2016 that it began its first Phase 1/2 clinical trial for its product candidate, DS-5141b, in Japan. In addition to exon-skipping therapies, other companies have alternative therapeutic approaches to the treatment of DMD in late stage clinical development. Sarepta, Pfizer and Solid BioSciences each have microdystrophin gene therapy programs in Phase 2 clinical development. Sarepta's SRP-9001 and Pfizer's PF-06939926 are expected to initiate Phase 3 clinical trials in mid-2020. Solid's program, SGT-001, is currently on clinical hold by the FDA due to a serious adverse event and the timeline for when and if this program can resume dosing in patients is not known. Sarepta's GALGT2 gene therapy program is being conducted in collaboration with Nationwide Children's Hospital and is in Phase 1/2a clinical development. Each of these programs is designed to be used in DMD patients without antibodies against adeno-associated virus, or AAV, regardless of the underlying mutation in the dystrophin gene.

        Other alternative therapeutic approaches in later stage clinical trials include Italfarmaco S.p.A.'s Phase 3 trial in ambulant DMD boys for givinostat, a histone deacetylase inhibitor. ReveraGen is testing vamorolone, a dissociative steroid, in a Phase 2b clinical trial. Santhera has re-submitted its marketing authorization application for idebenone, also known as PULDYSA, for the treatment of DMD in patients with respiratory function decline and not taking concomitant glucocorticoids to EMA and a decision from the Committee for Medicinal Products for Human Use (CHMP) is expected in mid-2020. Santhera has announced it plans to re-submit an NDA for idebenone pending positive results from the SIDEROS Phase 3 clinical trial. A number of companies also have products candidates in earlier clinical development for DMD including Astellas, Biophytis, Capricor Therapeutics, Cumberland Pharmaceuticals, EspeRare, Fibrogen, Phrixus Pharmaceuticals, and Taiho Pharmaceuticals. If successfully developed, some of these alternative therapeutic approaches may be applicable to all DMD patients regardless of underlying mutation status.

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

        The patent positions for biotechnology and pharmaceutical companies like ours are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protected or remain protectable by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

        As of December 31, 2019, our patent estate included over 10 issued U.S. patents, over 70 issued foreign patents, 3 pending U.S. patent applications, 4 pending international (PCT) patent applications, and 17 pending foreign patent applications.

        With regard to edasalonexent, we have 6 issued U.S. patents with composition of matter and method of use claims covering edasalonexent and its use. The issued U.S. patents are expected to expire in 2029, without taking a potential patent term extension into account. In addition, we have patents that have been granted in various countries and regions including Australia, Canada, China, Europe, India, Israel, Japan, Korea, Mexico and New Zealand, which are expected to expire in 2029, without taking potential patent term extensions into account, and 5 pending patent applications in various other countries in North and South America, which, if issued, are expected to expire in 2029, without taking potential patent term extensions into account.

        With regard to CAT-5571, we have 5 issued U.S. patents with composition of matter and method of use claims covering CAT-5571 and its use, which are scheduled to expire between 2030 and 2035, without taking potential patent term extensions into account. We also have 10 patent applications pending in the United States and in other regions including North America, South America, Europe, Asia and Australia, with claims covering CAT-5571 and related compounds and their use, including their use in the treatment of cystic fibrosis.

        The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

        In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering edasalonexent and CAT-5571 may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available. However, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

        Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the EU (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

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

        On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act, or FDARA, later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Submission of an NDA to the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

        Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA's goal for taking action on a marketing application from ten months to six months.

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

        For the purposes of this program, a "rare pediatric disease" is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. A sponsor may choose to request rare pediatric disease designation, but the designation process is entirely voluntary; requesting designation is not a prerequisite to requesting or receiving a priority review voucher. In addition, sponsors who choose not to submit a rare pediatric disease designation request may nonetheless receive a priority review voucher if they request such a voucher in their original marketing application and meet all of the eligibility criteria. Under the Cures Act, the Rare Pediatric Disease Priority Review Voucher program was reauthorized until 2020. However, if a drug is designated before October 1, 2020, it is eligible to receive a voucher if approved before October 2022. In July 2019, FDA updated and issued draft guidance which clarifies the process for requesting designations and vouchers under this program.

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

        In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The new Clinical Trials Regulation has not yet become effective. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

        As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

        As in the United States, similar requirements for posting clinical trial information are present in the EU website: https://eudract.ema.europa.eu/ and other countries. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

PRIME Designation in the European Union

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

Procedures Governing Approval of Drug Products in the European Union

        To obtain marketing approval of a product under EU regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the EC that is valid for all EU member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

        Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

        The decentralized procedure is available to applicants who wish to market a product in various EU member states where such product has not received marketing approval in any EU member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

        If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding on all member states.

Data and Market Exclusivity in the European Union

        In the EU, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator's data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator's data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company can complete a full MAA with a complete database of pharmaceutical test, preclinical tests and clinical trials and obtain marketing approval of its product.

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

Periods of Authorization and Renewals

        Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

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

        Regulation 847/2000 sets out criteria and procedures governing designation of orphan drugs in the EU. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of "clinically relevant superiority" by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant to Regulation 141/2000 shall be eligible for incentives made available by the European Community and by the member states to support research into, and the development and availability of, orphan drugs.

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

Brexit and the Regulatory Framework in the United Kingdom

        On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

        Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

        In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the EU provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

        Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

        Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

        The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

        In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court's ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare's drug-pricing dashboard to increase transparency; prohibit Part D contracts that include "gag rules" that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Employees

        As of December 31, 2019, we had 27 employees, 16 of whom were primarily engaged in research and development activities. A total of 8 employees have Ph.D. degrees. None of our employees is represented by a labor union and we believe our relations with our employees are good.

Our Corporate Information

        We were incorporated under the laws of the State of Delaware on June 26, 2008 under the name Catabasis Pharmaceuticals, Inc. Our executive offices are located at 100 High Street, Floor 28, Boston, Massachusetts, 02110, and our telephone number is (617) 349-1971. Our website address is www.catabasis.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

        We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2019, together with the additional $25.6 million that we have raised to date in 2020 in net proceeds from equity financings will enable us to fund our operating expenses and capital expenditure requirements based on our current operating plan into the third quarter of 2021. Our estimate as to how long we expect our cash, cash equivalents and short-term investments securities to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

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

        Significant additional capital will be needed in the future to continue our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders' ownership interest may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. For example, our June 2018 and February 2019 registered offerings of common stock and common stock warrants and our January 2020 registered offering of common stock were highly dilutive to existing stockholders' ownership interests. Further, exercise of the common stock warrants sold in in our June 2018 and February 2019 offerings could result in additional dilution upon exercise. Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

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

        We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $26.3 million and $25.9 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $223.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 and February 2019 registered offerings of common stock and common stock warrants and our January 2020 registered offering of common stock, our at-the-market program, and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

        We anticipate that our expenses will increase substantially if and to the extent we:

  •
  continue to conduct our Phase 3 PolarisDMD clinical trial and GalaxyDMD open-label extension clinical trial of edasalonexent in DMD;

  •
  initiate our planned Phase 2 clinical trial of edasalonexent in non-ambulatory DMD patients with supportive funding from Duchenne UK;

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our operations, and those of our third-party research institution collaborators, contract research organizations, contract manufacturing operations, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the novel coronavirus, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

        In addition, we are currently conducting and may in the future conduct clinical trials outside of the United States. Unforeseen global instability, including political instability, or instability from an outbreak of pandemic or contagious disease, such as the novel coronavirus, in or around the countries in which we conduct our clinical trials, could affect our ability to enroll patients in our clinical trials in these countries, prevent patients already enrolled from completing our clinical trials, and/or cause other trial delays or otherwise adversely impact our clinical trials.

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

        We recently hired a Chief Commercial Officer and have taken initial steps towards planning for commercialization of our lead product candidate. However, we have not begun to establish a sales, marketing or distribution infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to use a combination of focused in-house sales and marketing capabilities and third-party collaboration, licensing and distribution arrangements to sell any of our products that receive marketing approval.

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

        There are currently three therapies approved for the treatment of DMD in the United States: EXONDYS 51®, also known as eteplirsen, an exon skipping therapy targeting the skipping of exon 51; VYONDYS 53, also known as golodirsen, an exon skipping agent targeting the skipping of exon 53; and EMFLAZA®, also known as deflazacort, a glucocorticoid, which is indicated for the treatment of DMD in patients two years of age and older. EXONDYS 51 and VYONDYS 53 have been granted accelerated approval and are marketed by Sarepta Therapeutics, or Sarepta. EMFLAZA is marketed by PTC Therapeutics. Additionally, corticosteroid therapy, including prednisone, is often prescribed off-label to treat the inflammation underlying DMD and to delay loss of ambulation. PTC Therapeutics' TRANSLARNA™ has conditional marketing authorization in the European Union for the treatment of DMD caused by a nonsense mutation. A number of companies are developing additional therapies to treat DMD and are in the process of registration or in late stage clinical development, including Italfarmaco S.p.A., ReveraGen, PTC Therapeutics, Santhera Pharmaceuticals and Sarepta Therapeutics.

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

        Our ability to obtain clinical supplies of our product candidates could also be disrupted if the operations of any of our third-party contract manufacturers are affected by a man-made or natural disaster or other business interruption. There can be no assurance that our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, or of satisfactory quality.

        If we are at any time unable to provide an uninterrupted supply of our product candidates or, following regulatory approval, any products to patients, we may lose patients, physicians may elect to utilize competing therapeutics instead of our products, and our clinical trials may be adversely affected, which could materially and adversely affect our clinical trial outcomes.

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

        As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, for example, via post grant review and inter partes review proceedings at the USPTO. In addition, the Leahy-Smith Act transformed the U.S. patent system into a "first to file" system. The first-to-file provisions, however, only became effective in March 2013. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners' patent applications and the enforcement or defense of our or our collaboration partners' issued patents, all of which could harm our business, results of operations and financial condition.

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

        Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

        Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

        We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA's ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-resourced FDA could result in delays in the FDA's responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In January 2017, President Trump issued an executive order, applicable to all executive agencies including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the "two-for-one" provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB in February 2017, the administration indicates that the "two-for-one" provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a "Regulatory Reform Officer" and establish a "Regulatory Reform Task Force" to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. Subsequently, on October 9, 2019, the President issued Executive Order 13,892, which is titled "Promoting the Rule of Law Through Transparency and Fairness in Civil Administrative Enforcement and Adjudication." This Order declares that "guidance documents may not be used to impose new standards of conduct on persons outside the executive branch." It is difficult to predict how these various requirements will be implemented, and the extent to which they will impact the FDA's ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA's ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

        Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

        The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In addition, Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

        In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court's ruling that the individual mandate portion of the ACA was unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

        In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers' ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare's drug-pricing dashboard to increase transparency; prohibit Part D contracts that include "gag rules" that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

        Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR's requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

        We are highly dependent on members of our senior management, including Jill C. Milne, Ph.D., our President and Chief Executive Officer, Joanne Donovan, M.D., Ph.D., our Chief Medical Officer, Andrew Nichols, Ph.D., our Chief Scientific Officer, Andrew Komjathy, our Chief Commercial Officer, and Noah Clauser, our VP of Finance. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees and any difficulties in recruiting and retaining other critical personnel could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

  •
  general economic, industry and market conditions, including political instability, or instability from an outbreak of pandemic or contagious disease, such as the novel coronavirus; and

  •
  the other factors described in this "Risk Factors" section.

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

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We expect to continue to take advantage of some or all of the available exemptions until we cease to be an emerging growth company on January 1, 2021. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exceptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of SOX Section 404 and reduced disclosure obligations regarding executive compensation. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

        Pursuant to SOX Section 404 we are required to furnish reports by our management on our internal control over financial reporting with our Annual Reports on Form 10-K with the SEC. Commencing January 1, 2021, when we are no longer an emerging growth company, we may also be required to include attestation reports on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of January 31, 2020, we had outstanding 12,607,172 shares of common stock. Subsequent to January 31, 2020 we issued an additional 5,290,000 shares of common stock related to our January 2020 registered offering. As of January 31, 2020, we had outstanding warrants to purchase 4,200,000 shares of common stock at an exercise price of $12.00 per share, and 1,991,300 shares of common stock at an exercise price of $6.25 per share. These warrants are fully exercisable and we have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates.

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

        Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision includes actions arising under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. There is uncertainty as to whether a court would enforce such exclusive forum provision in the case of an action arising under the Securities Act of 1933, as amended, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our offices are located in Boston, Massachusetts and consist of approximately 11,000 square feet of subleased office space under a lease that expires in July 2022. We also lease approximately 19,000 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in June 2020. We sublease approximately 15,000 square feet of our total leased space in Cambridge to a third party under a sublease which expires in June 2020. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

Holders

        As of March 2, 2020, there were approximately 33 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our lead product candidate is edasalonexent, an oral small molecule that inhibits NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy, or DMD. We believe edasalonexent has the potential to be a foundational therapy for all patients affected by DMD regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration, or FDA, has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission, or EC, has granted orphan medicinal product designation to edasalonexent for the treatment of DMD.

        We initiated a global Phase 3 trial of edasalonexent for the treatment of DMD in September 2018, which we refer to as the PolarisDMD trial. The PolarisDMD trial is a randomized, double-blind, placebo-controlled trial, and is designed to evaluate the efficacy and safety of edasalonexent for registration purposes. The primary efficacy endpoint is change in North Star Ambulatory Assessment, or NSAA, score after 12 months of treatment with edasalonexent compared to placebo. Key secondary endpoints are the age-appropriate timed function tests: time to stand, 4-stair climb and 10-meter walk/run. Assessments of growth, cardiac and bone health are also included in the trial. We announced in September 2019 that the Phase 3 PolarisDMD trial completed enrollment and exceeded our target enrollment of 125 boys. We enrolled 131 boys between the ages of four and seven, up to their eighth birthday, regardless of mutation type, who had not been on steroids for at least six months. We expect to report top-line results from the Phase 3 PolarisDMD trial in the fourth quarter of 2020. Our goal is to submit a New Drug Application, or NDA, for edasalonexent for the treatment of DMD in 2021.

        Our previous trial, the MoveDMD Phase 1/2 trial, also enrolled ambulatory boys four to seven years old with a genetically confirmed diagnosis of DMD who were steroid naive or had not used steroids for at least six months prior to the trial. The MoveDMD trial was conducted in three sequential parts, Phase 1, Phase 2, and an open-label extension. From Phase 1 we reported that all three doses of edasalonexent tested were generally well tolerated with no safety signals observed and there were no serious adverse events and no drug discontinuations. In Phase 2 we announced that the primary efficacy endpoint of average change from baseline to week 12 in the MRI T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo was not met, although we observed directionally positive results in the 100 mg/kg/day edasalonexent treatment group that were not statistically significant. In the open-label extension, we observed improvement in the rate of change in lower leg composite MRI T2 through 72 weeks on 100 mg/kg of edasalonexent treatment compared to the off-treatment control period. We also observed preserved muscle function and consistent improvements in all four assessments of muscle function: NSAA score, time to stand, 4-stair climb and 10-meter walk/run, through 72 weeks of edasalonexent compared to the rates of change in the control period for boys prior to receiving edasalonexent treatment. Additionally, supportive changes in non-effort-based measures of muscle health were seen, supporting the consistency and durability of edasalonexent treatment effects. Through 72 weeks of treatment, edasalonexent continued to be well tolerated with no safety signals observed in the MoveDMD trial.

        We initiated an open-label extension trial in March 2019, which we refer to as the GalaxyDMD trial. The remaining boys that were participating in the MoveDMD trial open-label extension transitioned to the GalaxyDMD trial and their eligible siblings were also able to enroll. In addition, when boys complete the 12-month Phase 3 PolarisDMD trial, they are given the option to receive open-label edasalonexent in the GalaxyDMD trial. The GalaxyDMD trial is designed to provide longer term safety data to support registration filings.

        In addition, we are exploring the potential of edasalonexent as a therapy in other indications where the inhibition of NF-kB may provide clinical benefit. In August 2019, we entered into a preclinical research collaboration with the Jain Foundation to study edasalonexent in dysferlinopathy, which includes limb-girdle muscular dystrophy type 2B and Miyoshi myopathy, a serious rare disease that causes progressive muscle weakness for which there is currently no approved treatment option. In dysferlinopathy, muscles lack dysferlin and as a result NF-kB is chronically activated. Under our collaboration, we and the Jain Foundation are conducting a preclinical study to evaluate the potential of edasalonexent as a therapeutic intervention for dysferlinopathy by measuring disease progression in dysferlin-deficient mice treated with edasalonexent. Initial results are expected in the first half of 2020.

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

        Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through December 31, 2019, we raised an aggregate of $272.7 million through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, at-the-market, or ATM, offerings, and stock option and warrant exercises. Following December 31, 2019, we raised an additional $26.5 million in gross proceeds from an underwritten public offering of common stock in January 2020, or our January 2020 Financing, and an additional $1.1 million in gross proceeds from our ATM offering program.

Financial Overview

Revenue

        As of December 31, 2019, we have not generated any revenue from product sales.

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

        The following summarizes our most advanced current research and development programs:

  •
  Edasalonexent for the treatment of DMD—Edasalonexent is a conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties, based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART Linker, drug discovery platform. We designed edasalonexent to inhibit NF-kB. In DMD the loss of dystrophin leads to chronic activation of NF-kB, which is a key driver of skeletal and cardiac muscle disease progression. We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017. In July 2016, we initiated an open-label extension of the MoveDMD trial, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018, April 2018, October 2018, February 2019 and April 2019 reflecting data through 24, 36, 48, 60 and 72 weeks of edasalonexent treatment. In March 2019, we launched the GalaxyDMD open-label extension trial. The remaining boys participating in the MoveDMD trial open-label extension transitioned to the GalaxyDMD trial, which is designed to provide longer term safety data to support registration filings. In September 2018, we initiated the global Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, regardless of mutation type, and completed enrollment in September 2019. We expect to report top-line results from the Phase 3 PolarisDMD trial in the fourth quarter of 2020. The Phase 3 trial is designed to evaluate the efficacy and safety of edasalonexent in patients with DMD and is intended to support an application for commercial registration of edasalonexent. When boys complete the 12-month Phase 3 trial, they are given the option to receive open-label edasalonexent in the GalaxyDMD trial.

  •
  Edasalonexent for the treatment of Becker Muscular Dystrophy, or BMD—We are evaluating the potential benefits of edasalonexent treatment in BMD and investigating potential approaches for clinical trials in BMD.

  •
  Edasalonexent for the treatment of dysferlinopathy—We are evaluating the potential benefits of edasalonexent treatment in dysferlinopathy, which includes limb-girdle muscular dystrophy type 2B and Miyoshi myopathy, through a preclinical study in collaboration with the Jain Foundation.

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

        The following table summarizes our research and development expenses by program (in thousands):

	Year Ended December 31,
	2019	2018
Edasalonexent	$11,973	$7,897
CAT-5571	15	528
Other research and platform programs	—	628
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	5,062	6,379
Facilities	303	910
Consultants and professional expenses, including stock-based compensation	602	361
Other	362	339

Total costs not directly allocated to programs	6,329	7,989

Total research and development expenses	$18,317	$17,042

        Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $49.4 million and $4.2 million, respectively.

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

        Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development costs for the foreseeable future. We expect that our research and development expenses will increase significantly in the near term in connection with the substantial activities required to conduct our Phase 3 PolarisDMD trial and prepare for registration of edasalonexent for the treatment of DMD. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, commercial, business development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

        We anticipate that in the near term our general and administrative expenses will remain relatively consistent with their current levels. As we approach the anticipated read out of top-line results from our Phase 3 PolarisDMD trial in the fourth quarter of 2020, we may increase our general and administrative expenditures to hire personnel to support potential commercialization of edasalonexent, dependent on our available capital resources and our prospects for obtaining additional financing.

Restructuring

        In April 2018, we announced a strategic shift to focus resources on our lead program edasalonexent. Consequently, we reduced our workforce by 40% during the quarter ended June 30, 2018. Charges for employee severance, employee benefits, consolidation of facilities and contract terminations of $0.9 million were recorded in the year ended December 31, 2018, all of which was paid by December 31, 2019. Of these costs, $0.4 million was recorded in the general and administrative section and $0.5 million was recorded in the research and development section of the accompanying consolidated statement of operations. We also recorded a net gain in other income, net of $0.3 million in connection with the sale or exchange of assets disposed of during the consolidation and relocation of facilities.

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

        While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policy is the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expenses

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by contract research organizations, or CROs, in connection with research and development activities for which we have not yet been invoiced.

        We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our CROs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting expense amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

        The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the dollar change in those items (in thousands):

	Year Ended December 31,
			Period-to- Period Change
	2019	2018
Operating expenses:
Research and development	18,317	17,042	1,275
General and administrative	8,771	9,329	(558)

Total operating expenses	27,088	26,371	717
Loss from operations	(27,088)	(26,371)	(717)
Other income, net	795	501	294

Net loss	$(26,293)	$(25,870)	$(423)

Research and Development Expenses

        Research and development expenses increased by $1.3 million to $18.3 million for the year ended December 31, 2019 from $17.0 million for the year ended December 31, 2018, an increase of 7%. The increase in research and development expenses was attributable to a $4.1 million increase in costs to support our edasalonexent program, and a $0.2 million increase in consulting and professional services. These increases were partially offset by a $0.5 million decrease in costs to support our CAT-5571 program, a $0.6 million decrease in costs to support other research and platform programs, a $0.6 million decrease in the research and development portion of facilities costs associated with subleasing a portion of our office space in Cambridge, and a $1.3 million decrease in employee compensation due to a reduction in our workforce in 2018.

General and Administrative Expenses

        General and administrative expenses decreased by $0.6 million to $8.8 million for year ended December 31, 2019 from $9.3 million for the year ended December 31, 2018, a decrease of 6%. The decrease in general and administrative expenses was attributable to a $0.8 million decrease in employee compensation due to recognition of severance expense in 2018 as well as one-time performance bonuses awarded to general and administrative employees in 2018 that were not awarded in 2019, and a $0.4 million decrease in the general and administrative portion of facilities expense. These decreases were partially offset by a $0.4 million increase in consulting and professional services associated with commercialization activities, and a $0.2 million increase in the general and administrative portion of insurance expense.

Other Income (Expense), Net

        Other income (expense), net increased by $0.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to a decrease in interest expense of $0.1 million following to the maturity of our now expired credit facility in September 2018 and an increase of $0.4 million in interest and investment income due to an increase in our interest-bearing assets following our February 2019 financing. These increases were partially offset by a $0.2 million decrease in other income due to the net gain realized on assets sold in consolidation of our facilities in 2018.

Liquidity and Capital Resources

        From our inception through December 31, 2019, we raised an aggregate of $272.7 million, through various private placements of preferred stock, our IPO, a secured debt financing as well as various other registered equity offerings, including underwritten public offerings, ATM offerings, and stock option and warrant exercises. As of December 31, 2019, we had $36.2 million in cash, cash equivalents and short-term investments. Subsequent to December 31, 2019, we raised an additional $26.5 million in gross proceeds from the January 2020 Financing and an additional $1.1 million in gross proceeds from our ATM offering program.

        We have not generated any revenue from product sales to date. We have incurred significant annual net operating losses in every year since our inception and expect to incur net operating losses in 2020 and for the foreseeable future. As of December 31, 2019, we had an accumulated deficit of $223.6 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and to the extent that we continue to develop and conduct clinical trials with respect to edasalonexent and other product candidates; initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates; maintain, expand and protect our intellectual property portfolio; establish a commercial infrastructure to support the marketing and sale of certain of our product candidates; hire additional personnel, such as clinical, regulatory, quality control and scientific personnel; and operate as a public company.

At-the-Market Offerings

        We have entered into various sales agreements with Cowen and Company LLC, or Cowen, pursuant to which we could issue and sell shares of our common stock under ATM programs. Cowen was not required to sell any specific amount but acted as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to these sales agreements were sold pursuant to shelf registration statements, one of which became effective on July 19, 2016, and which was replaced by a new shelf registration statement which became effective May 22, 2019. We have paid Cowen 3% of the gross proceeds from the common stock sold through these sales agreements.

        During the year ended December 31, 2019, we sold an aggregate of 1,282,904 shares of common stock pursuant to our ATM programs, at an average offering price of $5.81 per share, for gross proceeds of $7.5 million, resulting in net proceeds of $7.0 million after deducting sales commissions and offering expenses. During the year ended December 31, 2018, we sold an aggregate of 577,195 shares of common stock pursuant to our ATM programs, at an average offering price of $15.27 per share, for gross proceeds of $8.8 million, resulting in net proceeds of $8.4 million after deducting sales commissions and offering expenses.

        Subsequent to December 31, 2019, we sold an aggregate of 173,572 shares of common stock through our existing ATM program at an average offering price of $6.29 per share, for gross and net proceeds of $1.1 million after deducting sales commissions and offering expenses. Currently, $43.6 million remains available for sale under this program.

January 2020 Financing

        On January 30, 2020, we entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering of an aggregate of 5,290,000 shares of our common stock, at a price to the public of $5.00 per share, including 690,000 shares issued upon the exercise in full by Oppenheimer & Co. Inc. of its overallotment option. This resulted in gross proceeds of $26.5 million, and net proceeds of $24.5 million.

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

Funding Requirements

        Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, legal and other regulatory expenses, initial commercialization preparations and general overhead.

        As of December 31, 2019, we had an accumulated deficit of $223.6 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

        As of December 31, 2019, we had available cash, cash equivalents and short-term investments of $36.2 million. We expect that with the additional $25.6 million that we have raised to date in 2020 in net proceeds from equity financings, our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses into the third quarter of 2021.

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

        Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Cash Flows

Comparison of the Years Ended December 31, 2019 and 2018

        The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(26,569)	$(23,465)
Net cash used in investing activities	(4,082)	(21,905)
Net cash provided by financing activities	25,620	44,295

Net decrease in cash, cash equivalents and restricted cash	$(5,031)	$(1,075)

Net Cash Used in Operating Activities

        Net cash used in operating activities was $26.6 million for the year ended December 31, 2019 and consisted primarily of a net loss of $26.3 million adjusted for non-cash items, including stock-based compensation expense of $1.5 million, other non-cash items of $0.1 million, and a net increase in operating assets of $1.9 million, which resulted primarily from an increase in prepaid expenses and other current assets as well as decreases in accounts payable and accrued expenses.

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

Net Cash Used in Investing Activities

        Net cash used in investing activities was $4.1 million for the year ended December 31, 2019 and consisted of purchases of short-term investments of $155.2 million partially offset by proceeds from maturities of short-term investments of $151.1 million. Net cash used in investing activities was $21.9 million for the year ended December 31, 2018 and consisted of purchases of short-term investments of $70.4 million partially offset by proceeds from maturities of short-term investments of $48.1 million and sales of property and equipment of $0.4 million.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $25.6 million during the year ended December 31, 2019, which was primarily attributable to net proceeds of $18.5 million from our February 2019 financing and net proceeds of $7.1 million from our ATM programs. Net cash provided by financing activities was $44.3 million during the year ended December 31, 2018, which was primarily attributable to net proceeds of $38.9 million from our June 2018 financing and net proceeds of $8.3 million from our ATM programs, partially offset by $2.9 million in repayments on our now expired credit facility.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

        The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019:

	Payments due by period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	More than 3 Years
Operating lease obligations(1)	2,627	1,449	1,178	—

Total contractual cash obligations	$2,627	$1,449	$1,178	$—

(1)
Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $36.2 million and, as of December 31, 2018, we had cash, cash equivalents and short-term investments of $37.6 million. Our cash equivalents as of December 31, 2019 consisted of corporate debt securities and money market funds and, as of December 31, 2018, consisted of corporate debt securities, money market funds and U.S. reverse repurchase agreements. Our short-term investments as of December 31, 2019 consisted of commercial paper, corporate debt securities and U.S. reverse repurchase agreements and, as of December 31, 2018, consisted of corporate debt securities and U.S. reverse repurchase agreements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income.

        As of December 31, 2019 and December 31, 2018, we had no material liabilities denominated in foreign currencies.

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

        As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—

Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for "emerging growth companies".

Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is set forth under the captions "Election of Directors," "Directors," "Corporate Governance," "Executive Officers," "Corporate Governance—Code of Ethics" and "Compensation Governance—Audit Committee Financial Expert" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

        We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. If applicable, this information will be set forth under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        The information required by this Item is set forth under the captions "Executive Officers," "Executive Compensation—Compensation Discussion and Analysis," "Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Director Compensation" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

        The following table contains information about our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	785,832	(1)	$16.48	637,965	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	785,832		$16.48	637,965

(1)
Consists of stock options outstanding as of December 31, 2019 under our Amended and Restated 2008 Equity Incentive Plan, as amended, and our Amended and Restated 2015 Stock Incentive Plan.

(2)
Consists of shares issuable under our Amended and Restated 2015 Stock Incentive Plan and our 2015 Employee Stock Purchase Plan, but does not reflect an automatic increase that was effective as of January 1, 2020 of 36,470 shares under the 2015 Employee Stock Purchase Plan. Our 2015 Employee Stock Purchase Plan provides for further annual increases, to be added as of the first day of each fiscal year, from January 1, 2020 until, and including, January 1, 2026, in an amount equal to the least of 36,470 shares of our common stock, 1% of the total number of shares of our common stock outstanding on the first day of the applicable year, and an amount determined by our board of directors.

        The other information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019 and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is set forth under the captions "Corporate Governance—Board Independence" and "Director Compensation—Transactions with Related Persons" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019 and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is set forth under the caption "Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019 and is incorporated into this Annual Report on Form 10-K by reference.

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

(a)(3) Exhibits

        The exhibits required for this Annual Report on Form 10-K by Item 601 of Regulation S-K and Item 15(b) of Form 10-K are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on July 1, 2015)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on December 31, 2018)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on July 1, 2015)

4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on June 20, 2018)

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on February 6, 2019)

4.4	Description of Registered Securities

10.1	Warrant to purchase shares of Series B Preferred Stock issued on August 27, 2014 by the Registrant to Square 1 Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.2	Warrant to purchase shares of Series B Preferred Stock issued on August 27, 2014 by the Registrant to Midcap Financial SBIC, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.3*	Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.4*	Form of Incentive Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

Exhibit Number	Description of Exhibit
10.5*	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.6	Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-229643) filed with the Securities and Exchange Commission on February 13, 2019)

10.7*	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.8*	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.9*	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 3, 2015)

10.10	Second Amended and Restated Investors' Rights Agreement, dated as of March 17, 2015, among the Registrant and the other parties thereto, as amended June 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on June 11, 2015)

10.11*	Amended and Restated Employment Agreement, dated as of April 7, 2010, by and between the Registrant and Jill C. Milne, as amended (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.12*	Catabasis Pharmaceuticals, Inc. Executive Severance Benefits Plan effective April 15, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on April 19, 2016)

10.13*	Form of Indemnification Agreement by and between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.14	Indenture of Lease, dated as of December 17, 2010, by and between the Registrant and RB Kendall Fee, LLC, as amended (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.15	Second Amendment of Lease, dated as of July 16, 2015, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on November 11, 2015)

Exhibit Number	Description of Exhibit
10.16	Third Amendment of Lease, dated as of November 3, 2016, by and between the Registrant and DWF IV One Kendall, LLC (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on November 7, 2016)

10.17	Fourth Amendment of Lease, dated August 7, 2017, by and between Registrant and ARE-MA REGION NO. 59, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on August 10, 2017)

10.18	Sublease Agreement, dated as of September 14, 2018, by and between Inzen Therapeutics, Inc. and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on October 16, 2018)

10.19	Sublease Agreement, dated as of September 9, 2019, by and between Allied Minds, LLC and the Registrant (Incorporated by reference to Exhibit 10.1 to the to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on November 7, 2019).

10.20	Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Square 1 Bank (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.21	Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Midcap Financial Trust (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.22	Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Flexpoint MCLS Holdings, LLC (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-204144) filed with the Securities and Exchange Commission on May 13, 2015)

10.23	Summary of Non-employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the Securities and Exchange Commission on May 12, 2016)

10.24	Sales Agreement, dated May 14, 2019, by and between the Registrant and Cowen and Company, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-231441) filed with the Securities and Exchange Commission on May 14, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 001-37467) filed with the Securities and Exchange Commission on March 15, 2016)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description of Exhibit
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan arrangement.

Item 16.    Form 10-K Summary

        Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Catabasis Pharmaceuticals, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Catabasis Pharmaceuticals, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU 2016-02

        As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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

Boston, Massachusetts

March 10, 2020

Catabasis Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,899	$15,294
Short-term investments	26,345	22,276
Prepaid expenses and other current assets	2,714	1,345

Total current assets	38,958	38,915
Right-of-use asset	2,349	—
Other assets	473	254

Total assets	$41,780	$39,169

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,197	$1,408
Accrued expenses	2,610	2,763
Current portion of operating lease liabilities	1,225	—

Total current liabilities	5,032	4,171

Other long-term liabilities	—	56
Long-term portion of operating lease liabilities	1,028	—

Total liabilities	6,060	4,227
Commitments (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 12,433,600 and 7,141,996 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	12	7
Additional paid-in capital	259,305	232,243
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(223,597)	(197,304)

Total stockholders' equity	35,720	34,942

Total liabilities and stockholders' equity	$41,780	$39,169

The accompanying notes are an integral part of these consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	18,317	17,042
General and administrative	8,771	9,329

Total operating expenses	27,088	26,371

Loss from operations	(27,088)	(26,371)
Other income (expense):
Interest expense	—	(100)
Interest and investment income	845	425
Other (expense) income, net	(50)	176

Total other income, net	795	501

Net loss	$(26,293)	$(25,870)

Net loss per share—basic and diluted	$(2.35)	$(5.12)

Weighted-average common shares outstanding used in net loss per share—basic and diluted	11,199,057	5,054,823

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(26,293)	$(25,870)
Other comprehensive income:
Gains (losses) on short-term investments	4	(4)

Total other comprehensive income (loss):	4	(4)

Comprehensive loss	$(26,289)	$(25,874)

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock
					Accumulated Other Comprehensive (Loss) Gain
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
Balance at December 31, 2017	2,364,526	$2	$183,224	$(171,434)	$—	$11,792

Issuance of common stock and warrants in public offering, net of $3.1 million in issuance costs	4,200,000	4	38,882	—	—	38,886
Issuance of common stock for at-the-market offerings, net of issuance costs of $0.4 million	577,195	1	8,362	—	—	8,363
Proceeds from exercises of common stock options	291	—	4	—	—	4
Stock-based compensation expense	—	—	1,771	—	—	1,771
Fractional shares eliminated pursuant to reverse stock split	(16)	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(4)	(4)
Net loss	—	—	—	(25,870)	—	(25,870)

Balance at December 31, 2018	7,141,996	$7	$232,243	$(197,304)	$(4)	$34,942

Issuance of common stock and warrants in public offering, net of $1.5 million in issuance costs	4,000,000	4	18,501	—	—	18,505
Issuance of common stock for at-the-market offerings, net of issuance costs of $0.4 million	1,282,904	1	6,995	—	—	6,996
Proceeds from exercises of warrants	8,700	—	54	—	—	54
Stock-based compensation expense	—	—	1,512	—	—	1,512
Unrealized gain on short-term investments	—	—	—	—	4	4
Net loss	—	—	—	(26,293)	—	(26,293)

Balance at December 31, 2019	12,433,600	$12	$259,305	$(223,597)	$—	$35,720

The accompanying notes are an integral part of these consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net loss	$(26,293)	$(25,870)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	26	119
Stock-based compensation expense	1,512	1,771
Accretion of discount/premium on investment securities	5	(6)
Non-cash interest expense	—	37
Gain on disposal of property and equipment	18	(297)
Services received in non-monetary exchange	33	19
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,289)	(177)
Other assets	—	(85)
Right-of-use asset- operating	(96)	—
Accounts payable	(211)	662
Accrued expenses	(205)	396
Other liabilities	(69)	(34)

Net cash used in operating activities	(26,569)	(23,465)

Investing activities
Purchases of short-term investments	(155,197)	(70,364)
Sales and maturities of short-term investments	151,127	48,090
Purchases of property and equipment	(12)	—
Proceeds from sale of property and equipment	—	369

Net cash used in investing activities	(4,082)	(21,905)

Financing activities
Proceeds from public offerings, net of issuance costs	18,505	38,886
Proceeds from at-the-market offering, net of issuance costs	7,061	8,253
Proceeds from exercise of common stock options and warrants	54	4
Payments on borrowing	—	(2,848)

Net cash provided by financing activities	25,620	44,295

Net decrease in cash, cash equivalents and restricted cash	(5,031)	(1,075)
Cash, cash equivalents and restricted cash, beginning of period	15,407	16,482

Cash, cash equivalents and restricted cash, end of period	$10,376	$15,407

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$79

Non-cash investing activities:
Fixed asset purchases included in accounts payable	$—	$18

Non-cash financing activities:
At-the-market issuance costs included in current liabilities	$65	$110

The accompanying notes are an integral part of these consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

The Company

        Catabasis Pharmaceuticals, Inc. (the "Company") is a clinical-stage biopharmaceutical company. The Company's lead program is edasalonexent, an oral small molecule designed to inhibit NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy ("DMD"). The Company believes edasalonexent has the potential to be a foundational therapy for all patients affected by DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission has granted orphan medicinal product designation to edasalonexent for the treatment of DMD. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

        The Company has entered into various sales agreements with Cowen and Company LLC, ("Cowen"), pursuant to which the Company could issue and sell shares of common stock under at-the-market offering programs (the "ATM Programs"). Shares sold pursuant to these sales agreements were sold pursuant to shelf registration statements, one of which became effective on July 19, 2016 and which was replaced by a new shelf registration statement, which became effective May 22, 2019. The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements. The Company currently has $43.6 million remaining available under its sales agreement.

        During the year ended December 31, 2019, the Company sold an aggregate of 1,282,904 shares of common stock pursuant to the ATM Programs, at an average price of $5.81 per share, for gross proceeds of $7.5 million, resulting in net proceeds of $7.0 million after deducting sales commissions and offering expenses.

        On February 6, 2019, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering (the "February 2019 Financing") of 4,000,000 shares of common stock and accompanying warrants to purchase up to 2,000,000 shares of common stock, at a combined price to the public of $5.00 per unit, for net proceeds of $18.5 million.

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

        As of December 31, 2019, the Company had an accumulated deficit of $223.6 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

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

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Operations (Continued)

        As of December 31, 2019, the Company had available cash, cash equivalents and short-term investments of $36.2 million. Subsequent to December 31, 2019, the Company raised net proceeds of $25.6 million through 2020 equity financings. Based on the Company's current operating plan, the Company believes it has sufficient cash, cash equivalents and short-term investments to fund operations for at least 12 months following the issuance of these consolidated financial statements.

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

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents and Restricted Cash

        The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, corporate debt securities and reverse repurchase agreements are stated at fair value. Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2019	2018
Cash	$2,530	$4,390
Money market fund	5,432	5,956
Corporate debt securities	1,937	1,948
Reverse repurchase agreements	—	3,000

Total	$9,899	$15,294

        The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	December 31,
	2019	2018
Cash and cash equivalents	$9,899	$15,294
Restricted cash(1)	477	113

Total	$10,376	$15,407

(1)
Included in prepaid expenses and other current assets and other assets as of December 31, 2019 and other assets as of December 31, 2018 in the consolidated balance sheets

Short-Term Investments

        The Company classifies all corporate debt securities with a remaining maturity of greater than three months and reverse repurchase agreements with a remaining maturity of greater than one business day at the time of purchase as short-term investments. Short-term investments are recorded at fair value, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses, interest, dividends and declines in value judged to be other-than-temporary are included in interest and investment income.

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

        The carrying amounts reflected in the balance sheets for cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at December 31, 2019 and 2018, due to their short-term nature. There have been no changes to the valuation methods during the years ended December 31, 2019 and 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the year ended December 31, 2019 and 2018.

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

Impairment of Long-Lived Assets

        The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through December 31, 2019.

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

        During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$616	$673
General and administrative	896	1,098

Total	$1,512	$1,771

        No related tax benefits were recognized for the years ended December 31, 2019 and 2018.

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

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following Common Stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018
Stock options	785,832	433,389
Common stock warrants	6,193,749	4,202,449

	6,979,581	4,635,838

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

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2019 and 2018 amounts in accumulated other comprehensive loss were comprised of unrealized gains and losses on short-term investments.

Leases

        Effective January 1, 2019, the Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") lease assets, current portion of lease obligations, and long-term lease obligations on the Company's balance sheets. The Company does not currently hold any financing leases.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company's facility leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company's ROU lease assets also include any lease payments made and excludes lease incentives. If the Company's facility lease includes options to terminate the lease which would affect the lease period when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments under facility leases are recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements—Adopted

        In February 2016, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases. This standard amends the existing guidance to require lessees to present most leases on their balance sheets and recognize corresponding expenses on their statements of operations. The FASB also provided practical expedients that give lessors an option to combine non-lease and associated lease components when certain criteria are met and requires a lessor to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant component. The Company adopted this standard effective January 1, 2019 by recording the cumulative effect on the date of the adoption. The Company has elected the package of practical expedients permitted under the transition guidance in ASC Topic 842, Leases, ("ASC Topic 842"). Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 a lease liability and right-of-use asset of approximately $1.9 million. The lease liability represents the present value of the remaining lease payments, discounted using the Company's estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments as well as any remaining liability associated with an active sublease. This standard did not have a material impact on the Company's cash flows from operations and had no impact on the Company's operating results. The most significant impact was the recognition of ROU assets and lease obligations for operating leases.

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

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments— Credit Losses (Topic 326). This standard requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected. It also requires that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In November 2019, the FASB issued an

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

amendment making this ASU effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

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

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Financial Instruments

        The following tables present information about the Company's financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,432	$—	$—	$5,432
Corporate debt securities	—	1,937	—	1,937
Short-term investments:
Commercial paper	—	1,993	—	1,993
Corporate debt securities	—	3,352	—	3,352
Reverse repurchase agreements	—	21,000	—	21,000

Total assets	$5,432	$28,282	$—	$33,714

	As of December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,956	$—	$—	$5,956
Corporate debt securities	—	1,948	—	1,948
Reverse repurchase agreements	—	3,000	—	3,000
Short-term investments:
Corporate debt securities	—	7,276	—	7,276
Reverse repurchase agreements	—	15,000	—	15,000

Total assets	$5,956	$27,224	$—	$33,180

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Short-Term Investments

        The following table summarizes the short-term investments held at December 31, 2019 and 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Commercial paper	$1,993	$—	$—	$1,993
Corporate debt securities	3,352	—	—	3,352
Reverse repurchase agreements	21,000	—	—	21,000

Total	$26,345	$—	$—	$26,345

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Corporate debt securities	$7,280	$—	$(4)	$7,276
Reverse repurchase agreements	15,000	—	—	15,000

Total	$22,280	$—	$(4)	$22,276

        The contractual maturities of all short-term investments held at December 31, 2019 and 2018 were one year or less. There were four short-term investments in an unrealized loss position at December 31, 2019, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these securities at December 31, 2019 was approximately $3.4 million. There were seven short-term investments in an unrealized loss position at December 31, 2018, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these securities at December 31, 2018 was approximately $7.3 million. The Company did not hold any securities with other-than-temporary impairments at December 31, 2019 and 2018.

        Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company's consolidated results of operations. During the years ended December 31, 2019 and 2018 all proceeds related to maturities of underlying securities. The gains on proceeds of maturities of short-term investments were not material to the Company's consolidated results of operations for the years ended December 31, 2019 and 2018.

5. Restricted Cash

        At December 31, 2019 the Company had two outstanding letters of credit for a total of approximately $0.5 million as security deposits for its operating lease agreements for office space (Note 7). The Company is required to maintain these deposits for the duration of the lease agreements.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation	$1,365	$1,241
Accrued contracted research costs	737	680
Accrued professional fees	370	393
Accrued other	98	109
Accrued franchise tax	40	168
Accrued severance	—	172

Total	$2,610	$2,763

7. Commitments

        In November 2010, the Company entered into an operating lease for office and laboratory space, which has been amended multiple times. Based on the latest amendment, the lease agreement includes escalating rent payments and is effective through June 30, 2020.

        On October 15, 2018, the Company entered into a short-term lease with Inzen Therapeutics ("Inzen"), to sublease a portion of the Company's facility (the "Sublease"). The sublease term is from October 15, 2018 through June 30, 2020. Inzen is obligated to pay the Company approximately $0.5 million in base rent during the year ended December 31, 2020, respectively. The Company is still obligated to all payment terms pursuant to the lease agreement, as amended. During the years ended December 31, 2019 and 2018, the Company received $1.0 million and $0.3 million in payments from Inzen which was recorded as a reduction to rent expense in the accompanying consolidated statement of operations.

        In November 2019, the Company entered into a sublease for office space which was classified as an operating lease. At inception of the lease, the Company recognized a lease liability and right-of-use asset of approximately $1.7 million. The lease liability represents the present value of the remaining lease payments, discounted using the Company's estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments.

        Future minimum payments required under the non-cancelable operating leases as of December 31, 2019 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2020	1,449
2021	740
2022	438

Total minimum lease payments	$2,627

        Rent expense was $0.4 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. Lease payments were $1.4 million for each of the years ended December 31, 2019 and 2018, respectively.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Equity

Preferred Stock

        As of December 31, 2019, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

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

        As of December 31, 2019, warrants to purchase 1,991,300 shares that were issued in the February 2019 Financing were outstanding with a remaining contractual life of 4.11 years.

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

        As of December 31, 2019, all warrants related to this transaction were outstanding with a remaining contractual life of 3.47 years.

Common Stock

        As of December 31, 2019, the Company had 150,000,000 shares of Common Stock authorized for issuance, $0.001 par value per share, with 12,433,600 shares issued and outstanding. The voting, dividend and liquidation rights of holders of Common Stock are subject to and qualified by the rights,

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Equity (Continued)

powers and preferences of the holders of any outstanding Preferred Stock. The Company's Common Stock has the following characteristics:

Voting

        The holders of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

        The holders of Common Stock are entitled to receive dividends, if and when declared by the board of directors. Cash dividends may not be declared or paid to holders of Common Stock until paid on each series of outstanding Preferred Stock in accordance with their respective terms. No dividends have been declared or paid from the Company's inception through December 31, 2019.

Liquidation

        In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in the Company's assets available for distribution to stockholders, subject to any preferential or other rights of any then-outstanding Preferred Stock.

Reserved for Future Issuance

        The Company has reserved for future issuance the following shares of Common Stock:

	December 31,
	2019	2018
Warrants for the purchase of Common Stock	6,193,749	4,202,449
Options outstanding to purchase Common Stock	785,832	433,389
Options available for future issuance to purchase Common Stock	525,484	877,917
Shares reserved for the employee stock purchase plan	112,481	76,011

Total	7,617,546	5,589,766

9. Stock Incentive Plans

        Prior to the Company's initial public offering in June 2015 (the "IPO"), the Company granted awards to eligible participants under its 2008 Equity Incentive Plan. In May 2015, the Company's board of directors adopted and, in June 2015, the Company's stockholders approved the 2015 Stock Incentive Plan ("2015 Plan"), which became effective immediately prior to the effectiveness of the IPO. Subsequent to the IPO, option grants are awarded to eligible participants only under the 2015 Plan.

        The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company's employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plans (Continued)

        Terms of stock option agreements, including vesting requirements, are determined by the Company's board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through December 31, 2019, the exercise price or purchase price, as applicable, equaled the estimated fair value of the Common Stock as determined by the Company's board of directors on the date of grant.

        A summary of the Company's stock option activity and related information for employees and non-employees follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	433,389	$29.05	7.97	$—
Granted	454,420	$4.86
Cancelled or forfeited	(101,977)	$18.12

Outstanding at December 31, 2019	785,832	$16.48	8.13	$470

Vested and Exercisable at December 31, 2019	289,782	$33.91	6.59	$9

        There were no options exercised in the year ended December 31, 2019. The total intrinsic value of options exercised in the year ended December 31, 2018 was $1 thousand. The total fair value of employee options vested for the years ended December 31, 2019 and 2018 was $1.5 million and $1.7 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the years ended December 31, 2019 and 2018 was $3.25 and $6.64, respectively.

        At December 31, 2019, the total unrecognized compensation expense related to unvested stock option awards was $1.7 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.2 years.

Stock-Based Compensation Expense

        The fair value of stock options granted to employees and non-employees was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2019	2018
Weighted-average expected volatility	68.9 - 110.5%	73.7 - 76.9%
Expected term (in years)	5.50 - 10.00	5.75 - 6.25
Risk-free interest rate	1.39 - 2.69%	2.67 - 2.84%
Expected dividend yield	0%	0%

Volatility

        Due to the lack of company-specific historical and implied volatility data of its Common Stock, the Company does not have relevant historical data to support its expected volatility. As such, the

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Incentive Plans (Continued)

Company has used a weighted average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies. For purposes of identifying representative companies, the Company considered characteristics such as number of product candidates in early stages of product development, area of therapeutic focus, and length of trading history. The expected volatility was determined using an average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using the same representative companies until a sufficient amount of historical information regarding the volatility of the Company's own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

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

10. Income Taxes

        For the years ended December 31, 2019 and 2018, the Company did not record a provision for federal or state income taxes as it has incurred cumulative net operating losses since inception.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Federal income tax (benefit) at statutory rate	21.00%	21.00%
Permanent differences	(0.57)	(0.68)
Federal research and development credits and adjustments	2.42	4.25
State income tax, net of federal benefit	5.50	6.84
Other	0.49	(1.41)
Change in valuation allowance	(28.85)	(30.00)

Effective income tax rate	—%	—%

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The Company's deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$55,283	$48,107
Tax credit carryforwards	8,030	7,174
Capitalized research and development	922	1,394
Capitalized legal expenses	1,073	1,132
Lease liability	639	—
Other differences	1,453	1,370

Total deferred tax assets	67,400	59,177
Deferred tax liabilities
ROU asset	(639)	—
Valuation allowance	(66,761)	(59,177)

Net deferred tax assets	$—	$—

        The Company recorded an increase to the valuation allowance of $7.6 million during the year ended December 31, 2019 due primarily to the federal and state net operating losses and tax credits generated. The Company recorded an increase to the valuation allowance of $7.8 million during the year ended December 31, 2018 which was also primarily due to the federal and state net operating losses and tax credits generated.

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company's history of losses and expectation of future losses, the deferred tax assets were fully offset by a valuation allowance at December 31, 2019 and 2018.

        As of December 31, 2019, the Company had approximately $203.0 million of federal and $200.2 million of state net operating loss respectively, which may be available to offset future taxable income. Federal net operating loss carryforwards of $150.5 million and state net operating loss carryforwards of $200.2 million will expire at various dates from 2023 through 2039. Federal net operating loss carryforwards of $52.5 million can be carried forward indefinitely. The Company had approximately $6.3 million of federal and $2.2 million of state tax credit carryforwards available to reduce future tax liabilities as of December 31, 2019, which will expire at varying times through the year 2039.

        The Internal Revenue Code of 1986, as amended (the "Code"), provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the Code) that could limit the Company's ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company's formation, due to the costs and

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

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

        As of December 31, 2019 and 2018, the Company did not have any significant unrecognized tax benefits. The Company had not accrued interest or penalties related to uncertain tax positions.

        The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.

11. Defined Contribution Benefit Plan

        The Company sponsors a 401(k) retirement plan, in which substantially all of its employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company did not provide any contributions to this plan during the years ended December 31, 2019 or 2018.

12. Subsequent Events

        The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

ATM Agreement

        Subsequent to December 31, 2019, the Company sold an aggregate of 173,572 shares of common stock pursuant to its current ATM program, at an average price of $6.29 per share, for gross and net proceeds of $1.1 million.

January 2020 Financing

        On January 30, 2020, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering of an aggregate of 5,290,000 shares of common stock at a price to the public of $5.00 per share, including 690,000 shares issued upon the exercise in full by Oppenheimer & Co. Inc. of its over-allotment option. This resulted in gross proceeds of $26.5 million, and net proceeds of $24.5 million.

Catabasis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Quarterly Financial Information (unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Operating expenses	$6,334	$7,325	$6,682	$6,747
Net loss	(6,038)	(7,131)	(6,514)	(6,610)
Net loss per share:
Basic and Diluted	$(0.62)	$(0.62)	$(0.56)	$(0.55)
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	9,686,224	11,505,542	11,624,232	11,950,674

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses	$7,639	$6,636	$6,008	$6,088
Net loss	(7,652)	(6,479)	(5,679)	(6,060)
Net loss per share:
Basic and Diluted	$(2.88)	$(1.98)	$(0.80)	$0.85
Weighted-average common shares outstanding used in net loss per share:
Basic and Diluted	2,655,584	3,272,877	7,103,841	7,115,507

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catabasis Pharmaceuticals, Inc.
Date: March 10, 2020	By:	/s/ JILL C. MILNE Jill C. Milne President and Chief Executive Officer

        We, the undersigned directors and officers of Catabasis Pharmaceuticals, Inc. (the "Company"), hereby severally constitute and appoint Jill C. Milne and Noah Clauser, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JILL C. MILNE Jill C. Milne	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020
/s/ NOAH CLAUSER Noah Clauser	Vice President of Finance and Treasurer (Principal Financial Officer, Principal Accounting Officer)	March 10, 2020
/s/ KENNETH BATE Kenneth Bate	Chairman	March 10, 2020
/s/ BURT ADELMAN Burt Adelman	Director	March 10, 2020
/s/ JOANNE BECK Joanne Beck	Director	March 10, 2020
/s/ HUGH COLE Hugh Cole	Director	March 10, 2020

Signature	Title	Date

/s/ MICHAEL KISHBAUCH Michael Kishbauch	Director	March 10, 2020
/s/ GREGG LAPOINTE Gregg Lapointe	Director	March 10, 2020