Form 10-Q
period 2020-03-31
CATABASIS PHARMACEUTICALS INC
filed 2020-05-12
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-37467

Catabasis Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3687168
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 High Street Floor 28
Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 349-1971

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CATB	The Nasdaq Stock Market LLC

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

As of April 30, 2020, there were 17,897,172 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	our expectations regarding our ability to successfully conduct the PolarisDMD trial, and our expectations regarding the timing and results of such trial, including reporting top-line results of this trial in the fourth quarter of 2020, the goal of filing of a New Drug Application in 2021, and the potential consistency of data produced by this trial with prior results from our MoveDMD® trial, as well as any new data and analyses relating to the safety profile and potential clinical benefits of edasalonexent;
•	our expectations regarding our ability to successfully conduct the GalaxyDMD open-label extension trial, including the anticipated announcement of data from this trial;
•	our plans to evaluate edasalonexent in a Phase 2 clinical trial in non-ambulatory patients with supportive funding from Duchenne UK;
•	our plans to explore the potential of edasalonexent as a therapy in indications other than DMD;
•	our plans to identify, develop and commercialize novel therapeutics based on our Safety Metabolized and Rationally Targeted linker, or SMART LinkerTM, drug discovery platform;
•	other planned clinical trials for edasalonexent and other product candidates, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and the anticipated announcement of results;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	the potential benefits of any future collaboration;
•	our ability to receive research and development funding and achieve anticipated milestones under any future collaborations;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval, including the likelihood of support for edasalonexent, if approved, by physicians, patient advocates and patients, and the likelihood of coverage and reimbursement by third-party payers;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional products or product candidates with significant commercial potential;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the potential impact of the COVID-19 pandemic on our clinical trials and other business operations;
•	developments relating to our competitors and our industry; and
•	the impact of government laws and regulations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$13,344	$9,899
Short-term investments	41,759	26,345
Prepaid expenses and other current assets	2,037	2,714
Total current assets	57,140	38,958
Right-of-use asset	1,799	2,349
Other assets	237	473
Total assets	$59,176	$41,780
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$709	$1,197
Accrued expenses	3,002	2,610
Current portion of operating lease liabilities	879	1,225
Total current liabilities	4,590	5,032
Long-term portion of operating lease liabilities	875	1,028
Total liabilities	5,465	6,060
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 17,897,172 and 12,433,600 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	18	12
Additional paid-in capital	285,257	259,305
Accumulated other comprehensive loss	(15)	-
Accumulated deficit	(231,549)	(223,597)
Total stockholders’ equity	53,711	35,720
Total liabilities and stockholders’ equity	$59,176	$41,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	5,289	4,197
General and administrative	2,753	2,137
Total operating expenses	8,042	6,334
Loss from operations	(8,042)	(6,334)
Other income (expense):
Interest and investment income	167	226
Other (expense) income, net	(77)	70
Total other income, net	90	296
Net loss	$(7,952)	$(6,038)
Net loss per share - basic and diluted	$(0.50)	$(0.62)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	15,898,664	9,686,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,952)	$(6,038)
Other comprehensive income:
(Losses) gains on short-term investments	(15)	4
Total other comprehensive (loss) income:	(15)	4
Comprehensive loss	$(7,967)	$(6,034)

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Common stock, shares
Balance, beginning of period	12,433,600	7,141,996
Issuance of common stock for at-the-market offerings	173,572	353,746
Issuance of common stock and warrants in public offerings	5,290,000	4,000,000
Issuance of common stock upon exercise of common stock options and warrants	-	500
Balance, end of period	17,897,172	11,496,242
Common stock, par value
Balance, beginning of period	$12	$7
Issuance of common stock for at-the-market offerings	1	-
Issuance of common stock and warrants in public offerings	5	4
Balance, end of period	$18	$11
Additional paid-in capital
Balance, beginning of period	$259,305	$232,243
Issuance of common stock for at-the-market offerings	1,059	2,045
Issuance of common stock and warrants in public offerings	24,554	18,501
Issuance of common stock upon exercise of common stock options and warrants	-	3
Stock-based compensation expense	339	408
Balance, end of period	$285,257	$253,200
Accumulated deficit
Balance, beginning of period	$(223,597)	$(197,304)
Net loss	(7,952)	(6,038)
Balance, end of period	$(231,549)	$(203,342)
Accumulated other comprehensive loss
Balance, beginning of period	$-	$(4)
Realized (loss) gain on short-term investments	(15)	4
Balance, end of period	$(15)	$-
Total stockholders' equity	$53,711	$49,869

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(7,952)	$(6,038)
Reconciliation of net loss to net cash used in operating activities:
Non-cash items	341	416
Accretion of discount/premium on investment securities	2	7
Services received in non-monetary exchange	8	6
Changes in assets and liabilities:
Prepaid expenses and other current assets	669	354
Other assets	-	(25)
Right-of-use asset- operating	51	12
Accounts payable	(501)	48
Accrued expenses	393	(1,313)
Other liabilities	-	(54)
Net cash used in operating activities	(6,989)	(6,587)
Investing activities
Purchases of short-term investments	(42,777)	(47,015)
Sales and maturities of short-term investments	27,345	29,277
Net cash used in investing activities	(15,432)	(17,738)
Financing activities
Proceeds from public offerings, net of issuance costs	24,564	18,635
Proceeds from at-the-market offering, net of issuance costs	1,060	2,045
Proceeds from exercise of common stock options and warrants	-	3
Net cash provided by financing activities	25,624	20,683
Net increase (decrease) in cash, cash equivalents and restricted cash	3,203	(3,642)
Cash, cash equivalents and restricted cash, beginning of period	10,376	15,407
Cash, cash equivalents and restricted cash, end of period	$13,579	$11,765
Non-cash investing activities:
Fixed asset purchases included in accounts payable	$9	$-
Non-cash financing activities:
Public offering issuance costs included in current liabilities	$5	$130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The Company

Catabasis Pharmaceuticals, Inc. (the "Company") is a clinical-stage biopharmaceutical company. The Company’s lead program is edasalonexent, an oral small molecule designed to inhibit NF-kB, or nuclear factor kappa-light-chain-enhancer of activated B cells, in development for the treatment of Duchenne muscular dystrophy (“DMD”). The Company believes edasalonexent has the potential to be a foundational therapy for all patients affected by DMD, regardless of the underlying dystrophin mutation. DMD is an ultimately fatal genetic disorder involving progressive muscle degeneration. The United States Food and Drug Administration has granted orphan drug, fast track and rare pediatric disease designations to edasalonexent for the treatment of DMD. The European Commission has granted orphan medicinal product designation to edasalonexent for the treatment of DMD. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

The Company has entered into various sales agreements with Cowen and Company LLC, (“Cowen”), pursuant to which the Company could issue and sell shares of common stock, par value of $0.001 per share, under at-the-market offering programs (the “ATM Programs”). The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements. As of March 31, 2020, the Company has $43.6 million remaining available under its current sales agreement.

During the three months ended March 31, 2020, the Company sold an aggregate of 173,572 shares of common stock pursuant to the ATM Programs, at an average price of $6.29 per share, for net proceeds of $1.1 million after deducting sales commissions and offering expenses.

On January 30, 2020, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering (the “January 2020 Financing”) of 5,290,000 shares of common stock at a price to the public of $5.00 per share, including 690,000 shares issued upon the exercise in full by Oppenheimer & Co. Inc. of its overallotment option. This resulted in gross proceeds of $26.5 million, and net proceeds of $24.6 million.

As of March 31, 2020, the Company had an accumulated deficit of $231.5 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

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

As of March 31, 2020, the Company had available cash, cash equivalents and short-term investments of $55.1 million. Based on the Company’s current operating plan, the Company believes it has sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months following the issuance of these condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2019 and notes thereto included in the 2019 Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

Stock-Based Compensation

During the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$165	$135
General and administrative	174	273
Total	$339	$408

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Stock options	1,206,644	758,304
Common stock warrants	6,193,749	6,201,949
	7,400,393	6,960,253

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	March 31,
	2020	2019
Cash and cash equivalents	$13,344	$11,652
Restricted cash (1)	235	113
Total	$13,579	$11,765

(1) Included in prepaid expenses and other current assets and other assets as of March 31, 2020.

Recent Accounting Pronouncements - Adopted

In August 2018, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standard Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820). This standard includes amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and disclosure requirements of measurement uncertainty. This amendment was effective for annual reporting periods beginning after December 15, 2019. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements - Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This standard requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected. It also requires that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In November 2019, the FASB issued an amendment making this ASU effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2019 Annual Report on Form 10-K, and there were no significant changes to such policies in the three months ended March 31, 2020 that had a material impact on the Company’s results of operations or financial position.

3.	Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three months ended March 31, 2020 or 2019.

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

Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of March 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$8,624	$-	$-	$8,624
Corporate debt securities	-	2,383	-	2,383
Short-term investments:
Corporate debt securities	-	7,759	-	7,759
Reverse repurchase agreements	-	34,000	-	34,000
Total assets	$8,624	$44,142	$-	$52,766

	As of December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,432	$-	$-	$5,432
Corporate debt securities	-	1,937	-	1,937
Short-term investments:
Commercial paper	-	1,993	-	1,993
Corporate debt securities	-	3,352	-	3,352
Reverse repurchase agreements	-	21,000	-	21,000
Total assets	$5,432	$28,282	$-	$33,714

At March 31, 2020, and December 31, 2019, cash equivalents approximated their fair value due to their short-term nature.

4.	Short-Term Investments

The following table summarizes the short-term investments held at March 31, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Corporate debt securities	7,774	-	(15)	7,759
Reverse repurchase agreements	34,000	-	-	34,000
Total	$41,774	$-	$(15)	$41,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Commercial paper	$1,993	$-	$-	$1,993
Corporate debt securities	3,352	-	-	3,352
Reverse repurchase agreements	21,000	-	-	21,000
Total	$26,345	$-	$-	$26,345

The contractual maturities of all short-term investments held at March 31, 2020 and December 31, 2019 were one year or less. There were five short-term investments in an unrealized loss position at March 31, 2020, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these investments was approximately $7.8 million. There were four short-term investments in an unrealized loss position at December 31, 2019, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these investments was approximately $3.4 million. The Company did not hold any investments with other-than-temporary impairments at March 31, 2020 and December 31, 2019.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three-month periods ended March 31, 2020 and 2019 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three months ended March 31, 2020 and 2019.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued contracted research costs	$1,567	$737
Accrued compensation	545	1,365
Accrued professional fees	528	370
Accrued other	312	98
Accrued franchise tax	50	40
Total	$3,002	$2,610

6.	Commitments

Future minimum payments required under the Company’s non-cancelable operating leases as of March 31, 2020 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2020	907
2021	740
2022	438
Total minimum lease payments	$2,085

Rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Lease payments were $0.5 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

7.	Stockholders’ Equity

Preferred Stock

As of March 31, 2020, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, with none issued or outstanding. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

Common Stock Warrants

The following table presents information about warrants to purchase Common Stock issued and outstanding at March 31, 2020:

Year Issued	Warrants Outstanding	Exercise Price	Date of Expiration
2014	1,227	$122.12	8/26/2021
2015	1,227	$122.12	3/30/2022
2018	4,199,995	$12.00	6/21/2023
2019	1,991,300	$6.25	2/7/2024
Total	6,193,749
Weighted average exercise price		$10.19
Weighted average life in years			3.43

8.	Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	March 31,	December 31,
	2020	2019
Warrants for the purchase of common stock	6,193,749	6,193,749
Options outstanding to purchase common stock	1,206,644	785,832
Options available for future issuance to purchase common stock	104,111	525,484
Shares reserved for the employee stock purchase plan	148,951	112,481
Total	7,653,455	7,617,546

9.	Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	785,832	$16.48	8.13	$470
Granted	452,500	$5.32
Cancelled or forfeited	(31,207)	$27.25
Expired	(481)	$32.10
Outstanding at March 31, 2020	1,206,644	$12.01	8.65	$-
Vested and Exercisable at March 31, 2020	366,105	$26.33	6.96	$-

There were no options exercised in the three months ended March 31, 2020 and 2019. The total grant date fair value of options vested for the three months ended March 31, 2020 and 2019 was $0.4 million and $0.5 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended March 31, 2020 and 2019 was $3.57 and $3.00, respectively.

At March 31, 2020, the total unrecognized compensation expense related to unvested stock option awards was $3.0 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.9 years.

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

We are closely monitoring the impact of COVID-19. Advantages of our Phase 3 clinical trial include that enrollment was completed in 2019, clinical trial site visits are only every three months and patients take the oral study drug at home. In the current environment our priorities are focused on the safety of patients as well as maintaining study integrity. Together with our clinical trial sites consistent with recent regulatory guidance, we have developed contingency plans that we are implementing as needed to enable the continued conduct of the Phase 3 trial and the open-label GalaxyDMD trial. The contingency plans include the delivery of study drug to patients’ homes, increased flexibility in the timing of patient visits, and use of telehealth for remote visits to monitor safety and assess patients where in-person visits are not available. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. For additional information on risks posed by COVID-19, please see Part II, Item 1A – Risk Factors, included elsewhere in this Quarterly Report on Form 10-Q.

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

In January 2020, we announced a partnership with Duchenne UK, a leading European patient advocacy organization, to support a planned Phase 2 clinical trial of edasalonexent in non-ambulatory DMD patients. Duchenne UK granted us more than $600,000 in funding to support patient and clinical trial site costs. This planned Phase 2 clinical trial is designed to assess safety and pharmacokinetics of edasalonexent, with exploratory measures of function, including cardiac, skeletal muscle and pulmonary function, in non-ambulatory DMD patients. The older, non-ambulatory patients represent a significant potential market for edasalonexent, with approximately 60% of all DMD patients being 12 years of age and older.

In addition, we are exploring the potential of edasalonexent as a therapy in other indications where the inhibition of NF-kB may provide clinical benefit. In August 2019, we entered into a preclinical research collaboration with the Jain Foundation to study edasalonexent in dysferlinopathy, which includes limb-girdle muscular dystrophy type 2B and Miyoshi myopathy, a serious rare disease that causes progressive muscle weakness for which there is currently no approved treatment option. In dysferlinopathy, muscles lack dysferlin and as a result NF-kB is chronically activated. Under our collaboration, we and the Jain Foundation are conducting a preclinical study to evaluate the potential of edasalonexent as a therapeutic intervention for dysferlinopathy by measuring disease progression in dysferlin-deficient mice treated with edasalonexent. Initial results are expected in 2020.

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

As of March 31, 2020, we owned 6 issued U.S. patents with composition of matter and method of use claims directed to edasalonexent. These patents are expected to expire in 2029 without taking into account potential patent term extensions. We also owned 5 issued U.S. patents with composition of matter and method of use claims directed to CAT-5571.  These patents are expected to expire between 2030 and 2035, without taking into account potential patent term extensions. In addition, our patent portfolio includes over 80 issued foreign patents, 6 pending U.S. patent applications, 1 pending International (PCT) patent application, and 20 pending foreign patent applications.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through March 31, 2020, we raised an aggregate of $300.3 million through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, at-the-market, or ATM, offerings, and stock option and warrant exercises.

Financial Overview

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with third parties, including contract research organizations that conduct clinical trials and research and development and preclinical activities on our behalf;

•	the cost of consultants;

•	the cost of acquiring, developing and manufacturing study materials; and

•	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

The following summarizes our most advanced current research and development programs:

•     Edasalonexent for the treatment of DMD - Edasalonexent is a conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties, based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART Linker, drug discovery platform. We designed edasalonexent to inhibit NF-kB. In DMD the loss of dystrophin leads to chronic activation of NF-kB, which is a key driver of skeletal and cardiac muscle disease progression. We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017. In July 2016, we initiated an open-label extension of the MoveDMD trial, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018, April 2018, October 2018, February 2019 and April 2019 reflecting data through 24, 36, 48, 60 and 72 weeks of edasalonexent treatment. In March 2019, we launched the GalaxyDMD open-label extension trial. The remaining boys participating in the MoveDMD trial open-label extension transitioned to the GalaxyDMD trial, which is designed to provide longer term safety data to support registration filings. In September 2018, we initiated the global Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, regardless of mutation type, and completed enrollment in September 2019. We expect to report top-line results from the Phase 3 PolarisDMD trial in the fourth quarter of 2020. The Phase 3 trial is designed to evaluate the efficacy and safety of edasalonexent in patients with DMD and is intended to support an application for commercial registration of edasalonexent. When boys complete the 12-month Phase 3 trial, they are given the option to receive open-label edasalonexent in the GalaxyDMD trial, along with their eligible siblings.

•     Edasalonexent for the treatment of Becker Muscular Dystrophy, or BMD – We are evaluating the potential benefits of edasalonexent treatment in BMD and investigating potential approaches for clinical trials in BMD.

•     Edasalonexent for the treatment of dysferlinopathy – We are evaluating the potential benefits of edasalonexent treatment in dysferlinopathy, which includes limb-girdle muscular dystrophy type 2B and Miyoshi myopathy, through a preclinical study in collaboration with the Jain Foundation.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2020	2019
Edasalonexent	$3,200	$2,681
CAT-5571	4	8
Other research and platform programs	-	45
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	1,536	1,263
Facilities	163	53
Consultants and professional expenses, including stock-based compensation	262	114
Other	124	33
Total costs not directly allocated to programs	2,085	1,463
Total research and development expenses	$5,289	$4,197

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $52.6 million and $4.2 million, respectively.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development costs for the foreseeable future. We expect that our research and development expenses will increase significantly in the near term in connection with the substantial activities required to conduct our Phase 3 PolarisDMD trial and prepare for registration of edasalonexent for the treatment of DMD. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans. Further, while we currently do not anticipate any interruptions in our clinical development due to COVID-19, it is possible that the COVID-19 pandemic and response efforts could delay our clinical development programs and plans and increase our associated costs.

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

Other Income (Expense)

Other income (expense), net consists of interest income earned on our cash, cash equivalents, and short-term investments, amortized deferred financing costs, foreign currency fluctuations, and amortized debt discount and net amortization expense on short-term investments.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our 2019 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the dollar change in those items (in thousands):

	Three Months Ended March 31,		Period-to-
	2020	2019	Period Change
Operating expenses:
Research and development	5,289	4,197	1,092
General and administrative	2,753	2,137	616
Total operating expenses	8,042	6,334	1,708
Loss from operations	(8,042)	(6,334)	(1,708)
Other income, net	90	296	(206)
Net loss	$(7,952)	$(6,038)	$(1,914)

Research and Development Expenses

Research and development expenses increased by $1.1 million to $5.3 million for the three months ended March 31, 2020 from $4.2 million for the three months ended March 31, 2019, an increase of 26%. The increase in research and development expenses was attributable to a $0.5 million increase in costs to support our edasalonexent program due to activities associated with conducting the PolarisDMD trial, a $0.3 million increase in employee related expenses, a $0.2 million increase in other expenses such as consulting and general office expenses and a $0.1 million increase in the research and development portion of facilities expense.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million to $2.8 million for the three months ended March 31, 2020 from $2.1 million for the three months ended March 31, 2019, an increase of 29%. The increase was attributable to a $0.5 million increase in professional services associated with commercialization activities, and a $0.1 million increase in the general and administrative portion of facilities expense.

Other Income, Net

Other income, net decreased by $0.2 million to $0.1 million for the three months ended March 31, 2020 from $0.3 million for the three months ended March 31, 2019. This was attributable to a $0.2 million decrease in other income (net) associated with foreign currency fluctuations.

Liquidity and Capital Resources

From our inception through March 31, 2020, we raised an aggregate of $300.3 million, through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, ATM programs, and stock option and warrant exercises. As of March 31, 2020, we had $55.1 million in cash, cash equivalents and short-term investments.

January 2020 Financing

On January 30, 2020, we entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering, or the January 2020 Financing, of 5,290,000 shares of common stock at a price to the public of $5.00 per share, including 690,000 shares issued upon the exercise in full by Oppenheimer & Co. Inc. of its overallotment option. This resulted in gross proceeds of $26.5 million, and net proceeds of $24.6 million.

At-the-Market Offering

During the three months ended March 31, 2020, we sold an aggregate of 173,572 shares of common stock pursuant to our ATM programs, at a weighted average price of $6.29 per share, for gross and net proceeds of $1.1 million.

Cash Flows

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(6,989)	$(6,587)
Net cash used in investing activities	(15,432)	(17,738)
Net cash provided by financing activities	25,624	20,683
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,203	$(3,642)

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.0 million for the three months ended March 31, 2020 and consisted primarily of a net loss of $8.0 million adjusted for non-cash items of $0.3 million and a net decrease in operating assets of $0.6 million, which resulted primarily from a decrease in prepaid expenses of $0.7 million, and an increase in accrued expenses of $0.4 million, partially offset by a decrease in accounts payable of $0.5 million.

Net cash used in operating activities was $6.6 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $6.0 million adjusted for non-cash items, including stock-based compensation expense of $0.4 million and a net increase in operating assets of $1.0 million, which resulted primarily from a decrease in accrued expenses and other liabilities of $1.4 million, partially offset by a decrease in prepaid expenses and other current assets of $0.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15.4 million for the three months ended March 31, 2020 and consisted of purchases of short-term investments of $42.8 million partially offset by proceeds from maturities of short-term investments of $27.4 million. Net cash used in investing activities was $17.7 million for the three months ended March 31, 2019 and consisted of purchases of short-term investments of $47.0 million partially offset by proceeds from maturities of short-term investments of $29.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $25.6 million during the three months ended March 31, 2020, which was primarily attributable to net proceeds of $24.5 million from the January 2020 Financing and net proceeds of $1.1 million from our ATM programs. Net cash provided by financing activities was $20.7 million during the three months ended March 31, 2019, which was primarily attributable to net proceeds of $18.6 million from our February 2019 registered offering of common stock and common stock warrants and net proceeds of $2.1 million from our ATM programs.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, pre-commercialization activities, legal and other regulatory expenses, and general overhead.

As of March 31, 2020 we had an accumulated deficit of $231.5 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of March 31, 2020, we had available cash, cash equivalents and short-term investments of $55.1 million. We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses beyond a potential NDA filing and into the third quarter of 2021.

Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•	any unanticipated costs or expenses related to our Phase 3 PolarisDMD and GalaxyDMD trials, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;
•	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;
•	the impact of COVID-19 on our operations, business and prospects;
•	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the costs of operating as a public company.

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

Contractual Obligations

As of March 31, 2020, there had been no material changes to our contractual obligations and commitments disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2020, we had cash, cash equivalents and short-term investments of $55.1 million and, as of December 31, 2019, we had cash, cash equivalents and short-term investments of $36.2 million. Our cash equivalents as of March 31, 2020 and December 31, 2019 consisted of corporate debt securities and money market funds. Our short-term investments as of March 31, 2020 consisted of corporate debt securities and U.S. reverse repurchase agreements. Our short-term investments as of December 31, 2019 consisted of corporate debt securities, U.S. reverse repurchase agreements and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income.

As of March 31, 2020 and December 31, 2019, we had no material liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We initiated our Phase 3 PolarisDMD clinical trial of edasalonexent in the third quarter of 2018 and our open-label extension trial GalaxyDMD in March 2019 and expect that our expenses will increase substantially as we conduct these trials and other potential trials. In addition, we may in the future initiate new research, preclinical and clinical development efforts for and seek marketing approval for, other product candidates, and would expect our expenses to increase in connection with each of these activities. If we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

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

Adequate additional funding may not be available to us on acceptable terms, on a timely basis or at all, impacting our ability to execute on our strategic plans. The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements. Our failure to raise capital on acceptable terms as and when needed would have a material adverse effect on our business, results of operations, financial condition and ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements based on our current operating plan beyond a potential NDA filing and into the third quarter of 2021. Our estimate as to how long we expect our cash, cash equivalents and short-term investments securities to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•	any unanticipated costs or expenses related to our Phase 3 PolarisDMD and GalaxyDMD trials, including costs and expenses for any additional research or preclinical or clinical development efforts related to this trial;
•	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;
•	the impact of COVID-19 on our operations, business and prospects;
•	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the costs of operating as a public company.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Significant additional capital will be needed in the future to continue our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders’ ownership interest may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. For example, our June 2018 and February 2019 registered offerings of common stock and common stock warrants and our January 2020 registered offering of common stock were highly dilutive to existing stockholders’ ownership interests. Further, exercise of the common stock warrants sold in in our June 2018 and February 2019 offerings could result in additional dilution upon exercise. Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $8.0 million for the three months ended March 31, 2020 and $26.3 million and $25.9 million for the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, we had an accumulated deficit of $231.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 and February 2019 registered offerings of common stock and common stock warrants and our January 2020 registered offering of common stock, our at-the-market program, and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

The success of edasalonexent will depend on several factors, including the following:

•	successful completion of our Phase 3 PolarisDMD clinical trial of edasalonexent, as well as any additional clinical trials of edasalonexent, including our ongoing GalaxyDMD open-label extension clinical trial;
•	the extent of the impact of the COVID-19 pandemic on the timing and progress of our Phase 3 PolarisDMD clinical trial of edasalonexent, our ongoing GalaxyDMD open label extension clinical trial, as well as any additional potential new clinical trials of edasalonexent;
•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors following any marketing approval; and
•	our ability to compete with other therapies, including therapies targeting dystrophin, myostatin and inflammatory mediators.

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

The COVID-19 pandemic, which began in late 2019 and has had impacts worldwide, may delay our ability to complete our ongoing clinical trials or delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations and ability to raise capital.

The COVID-19 pandemic, which began in December 2019, has had impacts worldwide causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.  The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our clinical research organizations,  as well as our clinical trial sites, may face disruptions with respect to our current global Phase 3 PolarisDMD trial and GalaxyDMD open-label extension trial due to governmental  “stay at home” or “shelter in place” orders. Our PolarisDMD trial and GalaxyDMD trial could experience further disruptions due to hospital staff shortages,  delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites.  For example, we are aware that certain of our clinical sites for the PolarisDMD trial have imposed limitations on clinical trial activity, including in-person patient visits in some situations.  If in-patient visits become unavailable to patients in our PolarisDMD trial or our GalaxyDMD trial, we may have to expand the use of telehealth visits to monitor safety and to assess efficacy.  The expanded use of telehealth assessments may introduce additional variability that could potentially impact the integrity of the PolarisDMD trial.  In both our PolarisDMD trial and GalaxyDMD trial, we could also face difficulties in obtaining and maintaining adequate drug supply.  This could potentially adversely impact our ability to enroll or delay enrollment in the GalaxyDMD trial. The response to the COVID-19 pandemic may also redirect resources of regulators in a way that would adversely impact our ability to progress regulatory approvals and we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

The pandemic has also caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

Any negative impact that the COVID-19 pandemic has on retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize edasalonexent, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

The COVID-19 pandemic continues to rapidly evolve, and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies and clinical trials as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For example, while we observed positive NF-κB biomarker data in the Phase 1 portion of our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD that demonstrated NF-κB target engagement via statistically significant reduction in NF- κB controlled gene expression for the 67 mg/kg/day and 100 mg/kg/day dosing levels, the primary efficacy endpoint in the Phase 2 portion of the trial, which was average change from baseline to week 12 in the magnetic resonance imaging, or MRI, T2 composite measure of lower leg muscles for the pooled edasalonexent treatment groups compared to placebo, for the same dosing levels was not met. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results, such as occurred in our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD, where the primary efficacy endpoint was not met;
•	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of our product candidates may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate;
•	the cost of planned clinical trials of our product candidates may be greater than we anticipate;
•	our third-party contractors or those of any future collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;
•	regulators or institutional review boards may not authorize us, any future collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
•	we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, or travel bans or other restrictions imposed by applicable governmental authorities due to the ongoing COVID-19 pandemic;
•	regulators or institutional review boards may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
•	the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical and commercial supplies;
•	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply, due to, among other things, the ongoing COVID-19 pandemic; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

In addition, we are currently conducting and may in the future conduct clinical trials outside of the United States. Unforeseen global instability, including political instability, or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic, in or around the countries in which we conduct our clinical trials, could affect our ability to enroll patients in our clinical trials in these countries, prevent patients already enrolled from completing our clinical trials, and/or cause other trial delays or otherwise adversely impact our clinical trials.

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

Our operations, and those of our third-party research institution collaborators, contract research organizations, contract manufacturing operations, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the ongoing COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We have taken initial steps towards planning for commercialization of our lead product candidate. However, we currently do not have a formal sales, marketing or distribution infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to use a combination of focused in-house sales and marketing capabilities and third-party collaboration, licensing and distribution arrangements to sell any of our products that receive marketing approval.

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

There are currently three therapies approved for the treatment of DMD in the United States: EXONDYS 51®, also known as eteplirsen, an exon skipping therapy targeting the skipping of exon 51; VYONDYS 53, also known as golodirsen, an exon skipping agent targeting the skipping of exon 53; and EMFLAZA®, also known as deflazacort, a glucocorticoid, which is indicated for the treatment of DMD in patients two years of age and older. EXONDYS 51 and VYONDYS 53 have been granted accelerated approval and are marketed by Sarepta Therapeutics, or Sarepta. EMFLAZA is marketed by PTC Therapeutics.  Additionally, corticosteroid therapy, including prednisone, is often prescribed off-label to treat the inflammation underlying DMD and to delay loss of ambulation. PTC Therapeutics’ TRANSLARNA™ has conditional marketing authorization in the European Union and marketing approval in Brazil for the treatment of DMD caused by a nonsense mutation.  A number of companies are developing additional therapies to treat DMD and are in the process of registration or in late stage clinical development, including Italfarmaco S.p.A., NS Pharma, PTC Therapeutics, ReveraGen, Sarepta, and Santhera Pharmaceuticals.

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

Our ability to obtain clinical supplies of our product candidates could also be disrupted if the operations of any of our third-party contract manufacturers are affected by a man-made or natural disaster or other business interruption, including from the COVID-19 pandemic. While we currently do not anticipate any interruptions in the manufacturing process for our drug substance and drug product required for our clinical trials as a result of the COVID-19 pandemic, there can be no assurance that our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, or be of satisfactory quality as a result of the pandemic or any other business interruption. If we are at any time unable to provide an uninterrupted supply of our product candidates or, following regulatory approval, any products to patients, we may lose patients, physicians may elect to utilize competing therapeutics instead of our products, and our clinical trials may be adversely affected, which could materially and adversely affect our clinical trial outcomes.

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

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump Administration may impact our business and industry. Namely, the Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-resourced FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In January 2017, President Trump issued an executive order, applicable to all executive agencies including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB in February 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. Subsequently, on October 9, 2019, the President issued Executive Order 13,892, which is titled “Promoting the Rule of Law Through Transparency and Fairness in Civil Administrative Enforcement and Adjudication.” This Order declares that “guidance documents may not be used to impose new standards of conduct on persons outside the executive branch.” It is difficult to predict how these various requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, or ACA, became law in 2010 and includes the following provisions of potential importance to our product candidates:

•	an annual, non-deductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of federal healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program new requirements to report financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the Supreme Court overruled this decision. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In addition, Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA was unconstitutional, and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our investors may lose some or all of their investments. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of edasalonexent and any of our other product candidates;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	the success of existing or new competitive products or technologies;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, including political instability, or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of April 30, 2020, we had outstanding 17,897,172 shares of common stock. As of April 30, 2020, we had outstanding warrants to purchase 4,200,000 shares of common stock at an exercise price of $12.00 per share, and 1,991,300 shares of common stock at an exercise price of $6.25 per share. These warrants are fully exercisable, and we have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates.

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

Catabasis Pharmaceuticals, Inc.

Date: May 12, 2020	By:	/s/ Noah C. clauser
Noah Clauser
Treasurer and Vice President of Finance (Principal Financial Officer)

