Form 10-Q
period 2020-06-30
CATABASIS PHARMACEUTICALS INC
filed 2020-08-10
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of July 31, 2020, there were 19,080,769 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	our expectations regarding our ability to successfully conduct the PolarisDMD trial, and our expectations regarding the timing and results of such trial, including reporting top-line results of this trial in the fourth quarter of 2020, the goal of filing of a New Drug Application in 2021, and the potential consistency of data produced by this trial with prior results from our MoveDMD® trial, as well as any new data and analyses relating to the safety profile and potential clinical benefits of edasalonexent;
•	our expectations regarding our ability to successfully conduct the GalaxyDMD open-label extension trial, including the anticipated announcement of data from this trial;
•	our plans to evaluate edasalonexent in a clinical trial in non-ambulatory patients with supportive funding from Duchenne UK;
•	our plans to explore the potential of edasalonexent as a therapy in indications other than DMD;
•	our plans to identify, develop and commercialize novel therapeutics based on our Safety Metabolized and Rationally Targeted linker, or SMART LinkerTM, drug discovery platform;
•	other planned clinical trials for edasalonexent and other product candidates, whether conducted by us or by any future collaborators, including the timing of initiation of these trials and the anticipated announcement of results;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	the potential benefits of any future collaboration;
•	our ability to receive research and development funding and achieve anticipated milestones under any future collaborations;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval, including the likelihood of support for edasalonexent, if approved, by physicians, patient advocates and patients, and the likelihood of coverage and reimbursement by third-party payers;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional products or product candidates with significant commercial potential;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our expectations with respect to the plans we have implemented to address the potential impact of the COVID-19 pandemic on our business operations, the timing of our ongoing clinical trials and potential regulatory filings, including the completion of the Phase 3 PolarisDMD trial, the timing of release of topline data from such trial and the timing of a potential NDA filing following the release of such data, and our ability to use the data gathered utilizing the COVID-19 pandemic measures that we have implemented;
•	developments relating to our competitors and our industry; and
•	the impact of government laws and regulations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$51,885	$9,899
Short-term investments	2,001	26,345
Prepaid expenses and other current assets	1,712	2,714
Total current assets	55,598	38,958
Right-of-use asset	1,326	2,349
Other assets	163	473
Total assets	$57,087	$41,780
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,169	$1,197
Accrued expenses	3,695	2,610
Current portion of operating lease liabilities	645	1,225
Total current liabilities	5,509	5,032
Long-term portion of operating lease liabilities	718	1,028
Total liabilities	6,227	6,060
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 18,823,601 and 12,433,600 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	19	12
Additional paid-in capital	291,897	259,305
Accumulated other comprehensive loss	1	-
Accumulated deficit	(241,057)	(223,597)
Total stockholders’ equity	50,860	35,720
Total liabilities and stockholders’ equity	$57,087	$41,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$6,750	$5,160	$12,039	$9,357
General and administrative	2,803	2,165	5,555	4,302
Total operating expenses	9,553	7,325	17,594	13,659
Loss from operations	(9,553)	(7,325)	(17,594)	(13,659)
Other income (expense):
Interest and investment income	60	257	227	483
Other (expense) income, net	(15)	(63)	(93)	7
Total other income, net	45	194	134	490
Net loss	$(9,508)	$(7,131)	$(17,460)	$(13,169)
Net loss per share - basic and diluted	$(0.53)	$(0.62)	$(1.03)	$(1.24)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	17,967,495	11,505,542	16,933,079	10,600,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(9,508)	$(7,131)	$(17,460)	$(13,169)
Other comprehensive income:
Gains on short-term investments	16	1	1	5
Total other comprehensive income:	16	1	1	5
Comprehensive loss	$(9,492)	$(7,130)	$(17,459)	$(13,164)

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock, shares
Balance, beginning of period	17,897,172	11,496,242	12,433,600	7,141,996
Issuance of common stock for at-the-market offerings	926,429	49,495	1,100,001	403,241
Issuance of common stock and warrants in public offerings	-	-	5,290,000	4,000,000
Issuance of common stock upon exercise of common stock warrants	-	8,200	-	8,700
Balance, end of period	18,823,601	11,553,937	18,823,601	11,553,937
Common stock, par value
Balance, beginning of period	$18	$11	$12	$7
Issuance of common stock for at-the-market offerings	1	1	2	1
Issuance of common stock and warrants in public offerings	-	-	5	4
Balance, end of period	$19	$12	$19	$12
Additional paid-in capital
Balance, beginning of period	$285,257	$253,200	$259,305	$232,243
Issuance of common stock for at-the-market offerings	6,269	128	7,328	2,173
Issuance of common stock and warrants in public offerings	-	-	24,554	18,501
Issuance of common stock upon exercise of common stock warrants	-	52	-	55
Stock-based compensation expense	371	441	710	849
Balance, end of period	$291,897	$253,821	$291,897	$253,821
Accumulated deficit
Balance, beginning of period	$(231,549)	$(203,342)	$(223,597)	$(197,304)
Net loss	(9,508)	(7,131)	(17,460)	(13,169)
Balance, end of period	$(241,057)	$(210,473)	$(241,057)	$(210,473)
Accumulated other comprehensive loss
Balance, beginning of period	$(15)	$-	$-	$(4)
Realized gain on short-term investments	16	1	1	5
Balance, end of period	$1	$1	$1	$1
Total stockholders' equity	$50,860	$43,361	$50,860	$43,361

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(17,460)	$(13,169)
Reconciliation of net loss to net cash used in operating activities:
Non-cash items	733	889
Changes in assets and liabilities:
Prepaid expenses and other current assets	994	456
Other assets	85	(25)
Right-of-use asset- operating	134	(9)
Accounts payable	(26)	(160)
Accrued expenses	1,085	(256)
Other liabilities	-	(51)
Net cash used in operating activities	(14,455)	(12,325)
Investing activities
Purchases of short-term investments	(42,777)	(88,506)
Sales and maturities of short-term investments	67,110	74,277
Purchases of property and equipment	(23)	-
Net cash provided by (used in) investing activities	24,310	(14,229)
Financing activities
Proceeds from public offerings, net of issuance costs	24,559	18,505
Proceeds from at-the-market offering, net of issuance costs	7,330	2,315
Proceeds from exercise of common stock warrants	-	55
Net cash provided by financing activities	31,889	20,875
Net increase (decrease) in cash, cash equivalents and restricted cash	41,744	(5,679)
Cash, cash equivalents and restricted cash, beginning of period	10,376	15,407
Cash, cash equivalents and restricted cash, end of period	$52,120	$9,728
Non-cash financing activities:
At-the-market offering issuance costs included in current liabilities	$-	$141

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

Liquidity

The Company has entered into various sales agreements with Cowen and Company LLC (“Cowen”), pursuant to which the Company could issue and sell shares of common stock, par value of $0.001 per share, under at-the-market offering programs (the “ATM Programs”). The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements. As of June 30, 2020, the Company has $37.1 million remaining available under its current sales agreement.

During the six months ended June 30, 2020, the Company sold an aggregate of 1,100,001 shares of common stock pursuant to the ATM Programs, at an average price of $6.87 per share, for net proceeds of $7.3 million after deducting sales commissions and offering expenses.

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

As of June 30, 2020, the Company had an accumulated deficit of $241.1 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology, regulatory approval and market acceptance of the Company's products, and the COVID-19 pandemic. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates and engages in efforts to support potential commercialization.

As of June 30, 2020, the Company had available cash, cash equivalents and short-term investments of $53.9 million. Based on the Company’s current operating plan, the Company believes it has sufficient cash, cash equivalents and short-term investments to fund operations for at least twelve months following the issuance of these condensed consolidated financial statements.

The Company will require substantial additional capital to fund operations. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity or other financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

The Company utilizes certain estimates to record expenses relating to research and development contracts. These contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from the Company’s service providers.

Stock-Based Compensation

During the three and six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$172	$165	$337	$300
General and administrative	199	276	373	549
Total	$371	$441	$710	$849

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	1,301,262	763,592	1,301,262	763,592
Common stock warrants	6,193,749	6,193,749	6,193,749	6,193,749
	7,495,011	6,957,341	7,495,011	6,957,341

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	June 30,
	2020	2019
Cash and cash equivalents	$51,885	$9,615
Restricted cash (1)	235	113
Total	$52,120	$9,728

(1) Included in prepaid expenses and other current assets and other assets as of June 30, 2020.

Recent Accounting Pronouncements - Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820). This standard includes amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and disclosure requirements of measurement uncertainty. This amendment was effective for annual reporting periods beginning after December 15, 2019. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements - Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This standard requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected. It also requires that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In November 2019, the FASB issued an amendment making this ASU effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies, early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2019 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and six months ended June 30, 2020 that had a material impact on the Company’s results of operations or financial position.

3.	Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the six months ended June 30, 2020 or 2019.

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

Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of June 30, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$44,973	$-	$-	$44,973
Short-term investments:
Corporate debt securities	-	2,001	-	2,001
Total assets	$44,973	$2,001	$-	$46,974

	As of December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$5,432	$-	$-	$5,432
Corporate debt securities	-	1,937	-	1,937
Short-term investments:
Commercial paper	-	1,993	-	1,993
Corporate debt securities	-	3,352	-	3,352
Reverse repurchase agreements	-	21,000	-	21,000
Total assets	$5,432	$28,282	$-	$33,714

At June 30, 2020, and December 31, 2019, cash equivalents approximated their fair value due to their short-term nature.

4.	Short-Term Investments

The following table summarizes the short-term investments held at June 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Corporate debt securities	$2,000	$1	$-	$2,001
Total	$2,000	$1	$-	$2,001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Commercial paper	$1,993	$-	$-	$1,993
Corporate debt securities	3,352	-	-	3,352
Reverse repurchase agreements	21,000	-	-	21,000
Total	$26,345	$-	$-	$26,345

The contractual maturities of all short-term investments held at June 30, 2020 and December 31, 2019 were one year or less. There were four short-term investments in an unrealized loss position at December 31, 2019, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these investments was approximately $3.4 million. There were no such investments at June 30, 2020. The Company did not hold any investments with other-than-temporary impairments at June 30, 2020 and December 31, 2019.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three and six-month periods ended June 30, 2020 and 2019 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued contracted research costs	$1,785	$737
Accrued compensation	1,026	1,365
Accrued professional fees	540	370
Accrued other	301	98
Accrued franchise tax	43	40
Total	$3,695	$2,610

6.	Commitments

Future minimum payments required under the Company’s non-cancelable operating lease as of June 30, 2020 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2020	$364
2021	740
2022	438
Total minimum lease payments	$1,542

Rent expense was $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense was $0.5 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. Lease payments were $0.5 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Lease payments were $1.1 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

7.	Stockholders’ Equity

Preferred Stock

As of June 30, 2020, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, none of which are issued or outstanding. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

Common Stock Warrants

The following table presents information about warrants to purchase Common Stock issued and outstanding at June 30, 2020:

Year Issued	Warrants Outstanding	Exercise Price	Date of Expiration
2014	1,227	$122.12	8/26/2021
2015	1,227	$122.12	3/30/2022
2018	4,199,995	$12.00	6/21/2023
2019	1,991,300	$6.25	2/7/2024
Total	6,193,749
Weighted average exercise price		$10.19
Weighted average life in years			3.18

8.	Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	June 30,	December 31,
	2020	2019
Warrants for the purchase of common stock	6,193,749	6,193,749
Options outstanding to purchase common stock	1,301,262	785,832
Options available for future issuance to purchase common stock	2,009,572	525,484
Shares reserved for the employee stock purchase plan	148,951	112,481
Total	9,653,534	7,617,546

9.	Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	785,832	$16.48	8.13	$470
Granted	548,500	$5.47
Cancelled or forfeited	(32,589)	$26.59
Expired	(481)	$32.10
Outstanding at June 30, 2020	1,301,262	$11.58	8.51	$1,180
Vested and exercisable at June 30, 2020	426,375	$23.70	6.96	$219

There were no options exercised in the three or six months ended June 30, 2020 and 2019. The total grant date fair value of options vested for the three months ended June 30, 2020 and 2019 was $0.3 million and $0.4 million, respectively. The total grant date fair value of options vested for both the six months ended June 30, 2020 and 2019 was $0.8 million. The weighted-average grant date fair value of options granted to employees and non-employees for both the three months ended June 30, 2020 and 2019 was $4.00. The weighted-average grant date fair value of options granted to employees and non-employees for the six months ended June 30, 2020 and 2019 was $3.64 and $3.06, respectively.

At June 30, 2020, the total unrecognized compensation expense related to unvested stock option awards was $3.0 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.8 years.

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

We initiated an open-label extension trial in March 2019, which we refer to as the GalaxyDMD trial. The remaining boys that were participating in the MoveDMD trial open-label extension transitioned to the GalaxyDMD trial and their eligible siblings were also able to enroll. In addition, as boys complete the 12-month Phase 3 PolarisDMD trial, they are given the option to receive open-label edasalonexent in the GalaxyDMD trial and their eligible siblings are also able to enroll. The GalaxyDMD trial is designed to provide longer term safety data to support registration filings.

We are closely monitoring the impact of the COVID-19 pandemic on our operations and the Phase 3 PolarisDMD trial in particular. Our priorities are, and will continue to be, focused on the safety of patients as well as maintaining study integrity. With respect to the pandemic, the advantages of our Phase 3 Polaris DMD trial include that enrollment was completed in 2019, clinical trial site visits are only every three months and patients take the oral study drug at home. Together with our clinical trial sites, and consistent with recent regulatory guidance, we have developed and implemented contingency plans as needed to enable the continued conduct of the Phase 3 PolarisDMD trial and the open-label GalaxyDMD trial. The contingency plans include the delivery of study drug to patients’ homes, increased flexibility in the timing of patient visits, use of telehealth for patient visits, and remote site monitoring and data gathering. However, even with the implementation of these measures, the full extent to which the COVID-19 pandemic will directly or indirectly impact the timeline for the release of topline results from the Phase 3 PolarisDMD trial and a potential NDA filing depend on future events that are uncertain, difficult to predict, and, in many cases, not within our control. For example, with respect to a potential NDA filing, if we or FDA determine that some or all of the data gathered through telehealth visits cannot be used toward the primary study endpoints in the NDA and the proportion of remaining telehealth visits are higher than we anticipate, this could materially adversely impact a potential FDA approval and, should this occur, would likely negatively impact our results of operations and financial condition. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – Risk Factors, included elsewhere in this Quarterly Report on Form 10-Q.

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

In January 2020, we announced a partnership with Duchenne UK, a leading European patient advocacy organization, to support a planned clinical trial of edasalonexent in non-ambulatory DMD patients. Duchenne UK granted us more than $600,000 in funding to support patient and clinical trial site costs. This planned clinical trial is designed to assess safety and pharmacokinetics of edasalonexent, with measures of cardiac, skeletal muscle and pulmonary function, in non-ambulatory DMD patients. The older, non-ambulatory patients represent a significant potential market for edasalonexent, with approximately 60% of all DMD patients being 12 years of age and older. Plans are progressing and we expect to initiate this Phase 2 clinical trial in 2021.

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

CAT-5571 may also be a potential therapy for other indications. In August 2020, we announced that we entered into an agreement with the Bill & Melinda Gates Medical Research Institute to study CAT-5571 as a potential oral therapy to promote autophagy and clear persistent lung infections in patients with both drug-sensitive and drug-resistant tuberculosis (TB). Mycobacterium tuberculosis (Mtb) is known to cause TB. CAT-5571 will be studied alone and in combination with the standard of care regimen in cell and animal models of Mtb infection to determine the potential for CAT-5571 to induce autophagy and encourage Mtb elimination as well as to assess its contribution to TB drug regimens and durations.

As of June 30, 2020, we owned six issued U.S. patents with composition of matter and method of use claims directed to edasalonexent. These patents are expected to expire in 2029 without taking into account a potential patent term extension, which we expect will be five years. Composition of matter patents directed to edasalonexent have also been granted in over 35 European countries, as well as in many other countries in North America, South America, and Asia. We have also filed patent applications in the United States, Europe, and many other countries in North America, South America, and Asia that are directed to our proposed dosing regimen and formulation of edasalonexent which, if granted, would expire in 2038. We also owned five issued U.S. patents with composition of matter and method of use claims directed to CAT-5571. These patents are expected to expire between 2030 and 2035, without taking into account a potential patent term extension. As of June 30, 2020, our patent portfolio included 18 U.S. patents, over 85 issued foreign patents, seven pending U.S. patent applications, and over 40 pending foreign patent applications.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through June 30, 2020, we raised an aggregate of $306.7 million through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, at-the-market, or ATM, offerings, and stock option and warrant exercises.

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

The following summarizes our most advanced current research and development programs:

•         Edasalonexent for the treatment of DMD - Edasalonexent is a conjugate of salicylic acid and the omega-3 fatty acid docosahexaenoic acid, or DHA, a naturally occurring unsaturated fatty acid with anti-inflammatory properties, based on our proprietary Safely Metabolized And Rationally Targeted linker, or SMART Linker, drug discovery platform. We designed edasalonexent to inhibit NF-kB. In DMD the loss of dystrophin leads to chronic activation of NF-kB, which is a key driver of skeletal and cardiac muscle disease progression. We reported results from the Phase 1 portion of the MoveDMD trial in January 2016 and reported top-line safety and efficacy results for the 12-week placebo-controlled Phase 2 portion of the trial in January 2017. In July 2016, we initiated an open-label extension of the MoveDMD trial, and we reported efficacy and safety results from the open-label extension in October 2017, February 2018, April 2018, October 2018, February 2019 and April 2019 reflecting data through 24, 36, 48, 60 and 72 weeks of edasalonexent treatment. In March 2019, we launched the GalaxyDMD open-label extension trial. The remaining boys participating in the MoveDMD trial open-label extension transitioned to the GalaxyDMD trial, which is designed to provide longer term safety data to support registration filings. In September 2018, we initiated the global Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, regardless of mutation type, and completed enrollment in September 2019. We expect to report top-line results from the Phase 3 PolarisDMD trial in the fourth quarter of 2020. The Phase 3 trial is designed to evaluate the efficacy and safety of edasalonexent in patients with DMD and is intended to support an application for commercial registration of edasalonexent. As boys complete the 12-month Phase 3 trial, they are given the option to receive open-label edasalonexent in the GalaxyDMD trial, along with their eligible siblings.

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

•         CAT-5571 - CAT-5571 is a SMART Linker conjugate that contains cysteamine, a naturally occurring molecule that is a degradation product of the amino acid cysteine, and DHA. CAT-5571 is a potential oral therapy to treat CF. CAT-5571 is a small molecule designed to activate autophagy, a mechanism for recycling cellular components and digesting pathogens, which is important for host defenses and is depressed in CF. We have completed IND-enabling activities for CAT-5571. We have also entered into an agreement with the Bill & Melinda Gates Medical Research Institute to study CAT-5571 as a potential oral therapy to promote autophagy and clear persistent lung infections in patients with both drug-sensitive and drug-resistant TB.

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

The following table summarizes our research and development expenses by program (in thousands):

	Six Months Ended June 30,
	2020	2019
Edasalonexent	$7,955	$6,350
CAT-5571	7	10
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	2,984	2,438
Facilities	326	111
Consultants and professional expenses, including stock-based compensation	551	260
Other	216	188
Total costs not directly allocated to programs	4,077	2,997
Total research and development expenses	$12,039	$9,357

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $57.4 million and $4.2 million, respectively.

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

A change in the outcome of any of these variables with respect to the development of any of our product candidates, or the occurrence of any of the development, commercialization, financial and other applicable risks set forth in Part II, Item 1A – Risk Factors, included elsewhere in this Quarterly Report on Form 10-Q, would significantly change the costs and timing associated with the development of that product candidate.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to incur significant research and development costs for the foreseeable future. We expect that our research and development expenses will increase significantly in the near term in connection with the substantial activities required to conduct our Phase 3 PolarisDMD trial and prepare for registration of edasalonexent for the treatment of DMD. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans. Further, while we currently do not anticipate any interruptions in Phase 3 PolarisDMD or GalaxyDMD trials due to the COVID-19 pandemic, it is possible that the COVID-19 pandemic and response efforts could delay our clinical development programs and plans and increase our associated costs.

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

Other Income (Expense)

Other income (expense), net consists of interest income earned on our cash, cash equivalents, and short-term investments, foreign currency fluctuations, and net amortization expense on short-term investments.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies as reported in our 2019 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the dollar change in those items (in thousands):

	Three Months Ended June 30,
	2020	2019	Period-to-Period Change
Operating expenses:
Research and development	$6,750	$5,160	$1,590
General and administrative	2,803	2,165	638
Total operating expenses	9,553	7,325	2,228
Loss from operations	(9,553)	(7,325)	(2,228)
Other income, net	45	194	(149)
Net loss	$(9,508)	$(7,131)	$(2,377)

Research and Development Expenses

Research and development expenses increased by $1.6 million to $6.8 million for the three months ended June 30, 2020 from $5.2 million for the three months ended June 30, 2019, an increase of 31%. The increase in research and development expenses was attributable to a $1.1 million increase in costs to support our edasalonexent program due to activities associated with conducting ongoing clinical trials, a $0.3 million increase in employee related expenses, a $0.1 million increase in other expenses such as consulting and general office expenses and a $0.1 million increase in the research and development portion of facilities expense.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million to $2.8 million for the three months ended June 30, 2020 from $2.2 million for the three months ended June 30, 2019, an increase of 29%. The increase was attributable to a $0.4 million increase in consulting and other professional services associated with ongoing commercialization activities, a $0.1 million increase in insurance expense, and a $0.1 million increase in the general and administrative portion of facilities expense.

Other Income, Net

Other income, net decreased by $149,000 to $45,000 for the three months ended June 30, 2020 from $194,000 for the three months ended June 30, 2019 which was attributable to a decrease in interest and investment income due to lower interest rates.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the dollar change in those items (in thousands):

	Six Months Ended June 30,
	2020	2019	Period-to-Period Change
Operating expenses:
Research and development	$12,039	$9,357	$2,682
General and administrative	5,555	4,302	1,253
Total operating expenses	17,594	13,659	3,935
Loss from operations	(17,594)	(13,659)	(3,935)
Other income, net	134	490	(356)
Net loss	$(17,460)	$(13,169)	$(4,291)

Research and Development Expenses

Research and development expenses increased by $2.7 million to $12.0 million for the six months ended June 30, 2020 from $9.4 million for the six months ended June 30, 2019, an increase of 29%. The increase in research and development expenses was attributable to a $1.6 million increase in costs to support our edasalonexent program due to activities associated with conducting ongoing clinical trials, a $0.6 million increase in employee related expenses, a $0.3 million increase in other expenses such as consulting and general office expenses and a $0.2 million increase in the research and development portion of facilities expense.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $5.6 million for the six months ended June 30, 2020 from $4.3 million for the six months ended June 30, 2019, an increase of 29%. The increase was attributable to a $0.9 million increase in consulting and other professional services associated with ongoing commercialization activities, a $0.2 million increase in insurance and general office expenses, and a $0.2 million increase in the general and administrative portion of facilities expense.

Other Income, Net

Other income, net decreased by $0.4 million to $0.1 million for the six months ended June 30, 2020 from $0.5 million for the six months ended June 30, 2019. This was attributable to a $0.3 million decrease in interest and investment income due to lower interest rates, and a $0.1 million decrease in other income (net) associated with foreign currency fluctuations.

Liquidity and Capital Resources

From our inception through June 30, 2020, we raised an aggregate of $306.7 million, through various private placements of preferred stock, our IPO, our debt financing, as well as various other registered equity offerings, including underwritten public offerings, ATM programs, and stock option and warrant exercises. As of June 30, 2020, we had $53.9 million in cash, cash equivalents and short-term investments.

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

At-the-Market Offering

During the six months ended June 30, 2020, we sold an aggregate of 1,100,001 shares of common stock pursuant to our ATM programs, at a weighted average price of $6.87 per share, for gross proceeds of $7.6 million and net proceeds of $7.3 million.

Cash Flows

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(14,455)	$(12,325)
Net cash provided by (used) in investing activities	24,310	(14,229)
Net cash provided by financing activities	31,889	20,875
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,744	$(5,679)

Net Cash Used in Operating Activities

Net cash used in operating activities was $14.5 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $17.5 million adjusted for non-cash items of $0.7 million and a net decrease in operating assets of $2.3 million, which resulted primarily from a decrease in prepaid expenses and other assets of $1.2 million, and an increase in accrued expenses of $1.1 million.

Net cash used in operating activities was $12.3 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $13.2 million adjusted for non-cash items of $0.9 million.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $24.3 million for the six months ended June 30, 2020 and consisted of proceeds from maturities of short-term investments of $67.1 million partially offset by purchases of short-term investments of $42.8 million. Net cash used in investing activities was $14.2 million for the six months ended June 30, 2019 and consisted of purchases of short-term investments of $88.5 million partially offset by proceeds from maturities of short-term investments of $74.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $31.9 million during the six months ended June 30, 2020, which was primarily attributable to net proceeds of $24.6 million from the January 2020 Financing and net proceeds of $7.3 million from our ATM programs. Net cash provided by financing activities was $20.9 million during the six months ended June 30, 2019, which was primarily attributable to net proceeds of $18.5 million from a February 2019 public offering, net proceeds of $2.3 million from our ATM programs, and $0.1 million in proceeds from the exercise of warrants.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, clinical costs, pre-commercialization activities, legal and other regulatory expenses, and general overhead.

As of June 30, 2020 we had an accumulated deficit of $241.1 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of June 30, 2020, we had available cash, cash equivalents and short-term investments of $53.9 million. We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses through the third quarter of 2021 and beyond a potential NDA filing.

Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•	any unanticipated costs or expenses related to our Phase 3 PolarisDMD and GalaxyDMD trials, including costs and expenses for any additional research or preclinical or clinical development efforts related to these trials;
•	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;
•	the impact of the COVID-19 pandemic on our operations, business and prospects;
•	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
•	our headcount growth and associated costs as we expand our research and development, establish a commercial infrastructure, and otherwise transition to a company with marketed products with the additional infrastructure and functional capabilities associated therewith;
•	the costs of building a compliance program appropriate for a fully integrated company with commercial operations;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the costs of operating as a public company, including additional costs that we would incur if we cease to be an emerging growth company or smaller reporting company, as defined in U.S. Securities and Exchange Commission regulations.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, royalty financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt or other financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

As of June 30, 2020, there had been no material changes to our contractual obligations and commitments disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2020, we had cash, cash equivalents and short-term investments of $53.9 million and, as of December 31, 2019, we had cash, cash equivalents and short-term investments of $36.2 million. Our cash equivalents as of June 30, 2020 consisted of money market funds. Our cash equivalents as of December 31, 2019 consisted of money market funds and corporate debt securities. Our short-term investments as of June 30, 2020 consisted of corporate debt securities. Our short-term investments as of December 31, 2019 consisted of corporate debt securities, U.S. reverse repurchase agreements and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income.

As of June 30, 2020 and December 31, 2019, we had no material liabilities denominated in foreign currencies.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the U.S Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Accordingly, we will need to obtain additional funding in connection with our continuing operations, as well as for costs related to filing a New Drug Application, or NDA, and, if we receive regulatory approval, commercialization activities for edasalonexent in Duchenne muscular dystrophy, or DMD. In addition, if any of our other product candidates have successful clinical trials, we will incur costs in connection with seeking regulatory approval and, if obtained, with commercialization activities for any such product candidates. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future efforts to commercialize edasalonexent, our lead product candidate. Any additional funding may not be available to us on acceptable terms, on a timely basis or at all. In the event that we are unable to obtain such funding on acceptable terms and in a timely manner, we may not be able to complete the regulatory approval or commercialization of edasalonexent or the clinical development, regulatory approval or commercialization of any other product candidate.

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

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2020 will enable us to fund our operating expenses through the third quarter of 2021 and beyond a potential NDA filing. Our estimate as to how long we expect our cash, cash equivalents and short-term investments securities to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•	any unanticipated costs or expenses related to our Phase 3 PolarisDMD and GalaxyDMD trials, including costs and expenses for any additional research or preclinical or clinical development efforts related to these trials;
•	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;
•	the impact of the COVID-19 pandemic on our operations, business and prospects;
•	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
•	our headcount growth and associated costs as we expand our research and development, establish a commercial infrastructure, and otherwise transition to a company with marketed products with the additional infrastructure and functional capabilities associated therewith;
•	the costs of building a compliance program appropriate for a fully integrated company with commercial operations;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the costs of operating as a public company, including additional costs that we would incur if we cease to be an emerging growth company or smaller reporting company, as defined in U.S. Securities and Exchange Commission regulations.

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

If we raise additional funds through collaborations or marketing, distribution, licensing or royalty arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant operating losses for at least the next several years. Our net losses were $17.5 million for the six months ended June 30, 2020 and $26.3 million and $25.9 million for the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $241.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 and February 2019 registered offerings of common stock and common stock warrants and our January 2020 registered offering of common stock, our at-the-market programs, and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and to the extent we:

•	continue to conduct our Phase 3 PolarisDMD clinical trial and GalaxyDMD open-label extension clinical trial of edasalonexent in DMD;
•	initiate our planned Phase 2 clinical trial of edasalonexent in non-ambulatory DMD patients with supportive funding from Duchenne UK;
•	initiate and continue research and preclinical and clinical development efforts for edasalonexent and our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, market access, distribution, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control, scientific, compliance, human resources and other personnel necessary to support a fully integrated company with commercial infrastructure;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

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

The success of edasalonexent will depend on several factors, including the following:

•	successful completion of our Phase 3 PolarisDMD clinical trial of edasalonexent, as well as any additional clinical trials of edasalonexent, including our ongoing GalaxyDMD open-label extension clinical trial;
•	the extent of the impact of the COVID-19 pandemic on the timing and progress of our Phase 3 PolarisDMD clinical trial of edasalonexent, our ongoing GalaxyDMD open label extension clinical trial, as well as any additional potential new clinical trials of edasalonexent;
•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the ability to obtain marketing approvals from FDA and other applicable regulatory authorities without the need for additional clinical trials;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors, including private and government payors, following any marketing approval; and
•	our ability to compete with other therapies, including therapies targeting dystrophin, myostatin and inflammatory mediators

Many of these factors are beyond our control, including the outcome of clinical development, the impact of the COVID-19 pandemic, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize edasalonexent, on our own or with any future collaborator, or experience delays as a result of any of these or other factors, our business would be substantially harmed.

The COVID-19 pandemic has had, and continues to have, significant impacts worldwide, and may delay our ability to complete our ongoing clinical trials or delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this ongoing pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations and ability to raise capital.

The COVID-19 pandemic has had, and continues to have, significant impacts worldwide causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.  The future progression and unpredictability of the outbreak and its effects on our business and operations are highly uncertain.

We and our clinical research organizations,  or CROs, as well as our clinical trial sites, may face disruptions or delays with respect to our current global Phase 3 PolarisDMD trial and GalaxyDMD open-label extension trial due to governmental  “stay at home, ” “shelter in place” orders or similar restrictions, which are expected to continue in different forms and levels of restrictions for the foreseeable future. Our PolarisDMD trial and GalaxyDMD trial each have sites in areas that have been, and continue to be, impacted by the COVID-19 pandemic. As a result, we have, and expect to continue to, experience some disruptions at clinical trial sites due to, among other things, hospital staff shortages resulting from the shift of resources to the COVID-19 pandemic, delays in the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays. For example, many of our clinical sites for the Phase 3 PolarisDMD trial imposed limitations on clinical trial activity, including in-person patient visits. As a result, together with our clinical trial sites, and consistent with recent regulatory guidance, we developed and implemented contingency plans, to be used as necessary, to enable the continued conduct of the Phase 3 PolarisDMD trial and the GalaxyDMD trial. The contingency plans include the delivery of study drug to patients’ homes, increased flexibility in the timing of patient visits, use of telehealth for such visits, and remote site monitoring and data gathering. However, even with the implementation of these measures, the full extent to which the COVID-19 pandemic will directly or indirectly impact the timeline for the release of topline results from the Phase 3 PolarisDMD trial and a potential NDA filing depend on future events that are uncertain, very difficult to predict, and, in many cases, not within our control. For example, the expanded use of telehealth assessments and other remote working measures may introduce additional variability that could potentially impact the FDA and other comparable regulatory bodies’ view of the integrity and robustness of the data from the Phase 3 PolarisDMD trial, particularly given the performance nature of its primary efficacy endpoint in the population (DMD patients) being studied. To date, the proportion of telehealth visits to visits in accordance with the Phase 3 Polaris DMD trial protocol has been relatively low, but we cannot predict with certainty whether this proportion will continue. Given that many of the upcoming visits are the final 52-week visits of the study, a significant increase in the proportion of telehealth visits could increase the risk to the robustness of the overall data package from the Phase 3 Polaris DMD trial in the event that we or FDA determine that some or all of the data collected through telehealth visits could not be used in the topline results or towards the primary endpoints in the NDA.

The response to the COVID-19 pandemic may also redirect resources of FDA and other regulators in a way that would adversely impact our ability to progress regulatory approvals, receive guidance on critical questions related to our registrational filings and plans, and potentially cause delays and impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. We could also face difficulties in obtaining and maintaining adequate drug supply for the GalaxyDMD trial, which could potentially adversely impact our ability to enroll or delay enrollment in the GalaxyDMD trial.  The full extent to which the COVID-19 pandemic will directly or indirectly impact our business and the Phase 3 PolarisDMD trial could impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

Any negative impact that the COVID-19 pandemic has on retaining patients in our clinical trials, delaying our clinical trials, affecting the integrity of the clinical trial data, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize edasalonexent, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

The COVID-19 pandemic continues to rapidly evolve, and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies and clinical trials, particularly given that some of our Phase 3 PolarisDMD trial sites are in areas that have and, in many cases, continue to be, significantly impacted by the pandemic, as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, additional surges in the number of cases or deaths from COVID-19, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Due to the lack of precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any of our product candidates that target rare diseases, such as DMD or cystic fibrosis, is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned investigational new drug applications and NDAs for our product candidates, in a timely manner, or at all. For example, DMD is a rare disease for which there are only three FDA approved therapeutics. Further, the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval. Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

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

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results, such as occurred in our MoveDMD Phase 1/2 clinical trial of edasalonexent for the treatment of DMD, where the primary efficacy endpoint was not met;
•	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of our product candidates may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate;
•	the cost of planned clinical trials of our product candidates may be greater than we anticipate;
•	our third-party contractors or those of any future collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;
•	regulators or institutional review boards may not authorize us, any future collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
•	we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, or travel bans or other restrictions imposed by applicable governmental authorities due to the ongoing COVID-19 pandemic;
•	regulators or institutional review boards may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
•	the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials, including as a result of increased use of telehealth visits, remote collections of data and other measures that we and our CROs have implemented in the Phase 3 PolarisDMD trial during the COVID-19 pandemic;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical and commercial supplies;
•	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply, due to, among other things, the ongoing COVID-19 pandemic; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We, or any future collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll, and maintain the enrollment of, a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

The successful completion of any future clinical trial for edasalonexent or any other product candidate for the treatment of DMD, including our PolarisDMD clinical trial, will be dependent upon our ability to enroll, and maintain the enrollment of, a sufficient number of patients with DMD. DMD is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with DMD and major clinical centers that support DMD treatment are concentrated in a few geographic regions. Further, these specialized sites typically treat a range of pediatric neuromuscular diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials, which have, and will likely continue to be, significantly exacerbated by the COVID-19 pandemic. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with DMD and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients, and to maintain the enrollment of enough patients, to complete clinical trials for edasalonexent in a timely and cost-effective manner or at all.

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

Business disruptions could delay completion of our clinical trials, seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, contract research organizations, contract manufacturing operations, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the ongoing COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could delay completion of our clinical trials, including our Phase 3 PolarisDMD clinical trial, seriously harm our operations and financial condition and increase our costs and expenses.

If any of our product candidates receive marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug or seize the drug;
•	we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•	we, or any future collaborators, could be sued and held liable for harm caused to patients;
•	we may become the subject of government investigations, which would be expensive to manage and potentially result in the imposition of fines, injunctions or the imposition of civil or criminal penalties;
•	the drug may become less competitive; and
•	our reputation may suffer.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to alternative treatments;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	the strength of sales, marketing, market access and distribution support;
•	the approval of other new products for the same indications;
•	changes in the standard of care for the targeted indications for the product;
•	the timing of market introduction of our approved products as well as competitive products;
•	availability and amount of reimbursement from government payors, managed care plans and other third-party payors;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	potential product liability claims.

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

There are currently three therapies approved for the treatment of DMD in the United States: EXONDYS 51®, also known as eteplirsen, an exon skipping therapy targeting the skipping of exon 51; VYONDYS 53, also known as golodirsen, an exon skipping agent targeting the skipping of exon 53; and EMFLAZA®, also known as deflazacort, a glucocorticoid, which is indicated for the treatment of DMD in patients two years of age and older. EXONDYS 51 and VYONDYS 53 have been granted accelerated approval and are marketed by Sarepta Therapeutics, or Sarepta. EMFLAZA is marketed by PTC Therapeutics.  Additionally, corticosteroid therapy, including prednisone, is often prescribed off-label to treat the inflammation underlying DMD and to delay loss of ambulation. PTC Therapeutics’ TRANSLARNA™, also known as Ataluren, has conditional marketing authorization in the European Union and marketing approval in Brazil for the treatment of DMD caused by a nonsense mutation.  A number of companies are developing additional therapies to treat DMD and are in the process of registration or in late stage clinical development, including Italfarmaco S.p.A., NS Pharma, Pfizer, PTC Therapeutics, ReveraGen, Sarepta, and Santhera Pharmaceuticals.

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

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Many countries outside the United States require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and can be lengthy, involve extensive negotiations and potentially result in price caps, significant discounts or other budgetary control measures, which could correspondingly impact pricing and reimbursement in other markets through so-called informal or formal reference pricing schemes. These reviews and negotiations could ultimately result in a pricing and reimbursement structure for a drug that a company deems inadequate and therefore elects not launch in such markets. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, we are evaluating our potential commercialization strategies for edasalonexent outside the United States if the PolarisDMD trial data is positive, and we may elect to seek collaborators to further develop and commercialize, if approved, edasalonexent outside the United States. Also, conducting clinical trials of CAT-5571 in patients with cystic fibrosis will likely involve significant cost, and we expect that we would conduct any clinical trial of CAT-5571 in patients with cystic fibrosis in collaboration with one or more partners. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaborator of ours is involved in a business combination or a sale or other transaction involving our collaboration, it or the party with which it entered into a business combination, sale or other transaction could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

We rely on third parties to conduct our clinical trials. If they do not perform satisfactorily, our business could be significantly harmed.

We do not independently conduct clinical trials of any of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct these clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances or encounter, for example, business challenges, such as a loss of business or the COVID-19 pandemic, or enter into transactions, such as business combinations, that temporarily or permanently impact the amount or type of resources that they are able or willing to devote to our engagement. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new contract research organization begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, our reliance on these third parties for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. Many of these risks are heightened by the COVID-19 pandemic, particularly since we are in the process of completing activities related to the PolarisDMD clinical trial and conducting the GalaxyDMD clinical trial. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs, a risk that is exacerbated during the COVID-19 pandemic as these third parties try to address the impact of the pandemic on their own businesses and financial condition. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be impaired.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture and distribution of our product candidates for clinical trials, including many on a sole source basis, and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties, particularly those we rely on solely to source our drug substance, drug product and certain key raw materials, increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

We currently rely, and expect to continue to rely, on a single third-party contract manufacturer to supply our active pharmaceutical ingredient and a single third-party contract manufacturer to manufacture required finished product for our preclinical studies and clinical trials. We do not have long-term agreements with either of these third parties. If any of our existing sole source manufacturers or their facilities should become unavailable to us for any reason, we would likely incur significant delays in manufacturing active pharmaceutical ingredient and finished product as identifying, contracting with and qualifying effective replacements would be a lengthy and time-consuming process. Such delays, if we did not have adequate supplies of safety stock, would potentially delay the timetables of our preclinical studies and clinical trials.

Any manufacturing problem or delay or the loss of a contract manufacturer could be disruptive to our operations, delay our clinical trials or regulatory reviews or approvals and, if our products are approved for sale, result in lost sales. Additionally, we rely on third parties to supply the raw materials, including a single third party to make one of the key starting raw materials needed to manufacture the active pharmaceutical ingredient for edasalonexent, needed to manufacture our product candidates. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers or their facilities could delay shipment of our product candidates, delay clinical trials, increase our cost of goods sold and result in lost sales.

Our ability to obtain clinical supplies of our product candidates could also be disrupted if the operations of any of our third-party contract manufacturers, particularly our sole source manufacturers, are affected by a man-made or natural disaster or other business interruption, including from the COVID-19 pandemic. While we currently do not anticipate any interruptions in the manufacturing process for our drug substance and drug product required for our clinical trials as a result of the COVID-19 pandemic, there can be no assurance that our supply of research and development, preclinical study, clinical trial and commercial drug substance, drug product, key raw materials and other materials will not be limited, interrupted, restricted in certain geographic regions, or be of satisfactory quality as a result of the pandemic or any other business interruption. If we are at any time unable to provide an uninterrupted supply of our product candidates or, following regulatory approval, any products to patients, we may lose patients, physicians may elect to utilize competing therapeutics instead of our products, significant revenues and market opportunities and our clinical trials may be adversely affected, which could materially and adversely affect our clinical trial outcomes.

At the appropriate time during the clinical development of our product candidates, we plan to enter into long-term agreements with third-party contract manufacturers for the commercial production and distribution of those products. We expect that, at least initially, we will continue to solely source drug substance, drug product and other components of our commercial supply chain. As a result, the risks of sole sourcing described above will also apply to our commercial manufacturing. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing practices, or cGMPs, that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization efforts.

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to our specifications or the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities or manufacturers, which could result in delays in obtaining approval for the applicable product candidate.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the U.S. Supreme Court overruled this decision. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In addition, Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA was unconstitutional, and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. The U.S. Supreme Court has agreed to hear the case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with applicable requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

We are highly dependent on members of our senior management, including Jill C. Milne, Ph.D., our President and Chief Executive Officer, Joanne Donovan, M.D., Ph.D., our Chief Medical Officer, Andrew Nichols, Ph.D., our Chief Scientific Officer, Andrew Komjathy, our Chief Commercial Officer, Noah Clauser, our Treasurer and Vice President of Finance, and Ben Harshbarger, J.D., our Senior Vice President, General Counsel. The loss of the services of any of these persons could impede the achievement of our research, development, commercialization, financial and other key corporate and strategic objectives. Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees and any difficulties in recruiting and retaining other critical personnel could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution, if our Phase 3 trial of edasalonexent for the treatment of DMD is successful and we obtain FDA approval to market edasalonexent for the treatment of DMD in the United States. To manage these growth activities, we would need to implement and improve our managerial, operational and financial systems, expand our facilities and to recruit and train additional qualified personnel. Our management may need to devote a disproportionate amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes or compliance issues, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our investors may lose some or all of their investments. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of edasalonexent and any of our other product candidates;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	the success of existing or new competitive products or technologies;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts that cover our stock;
•	announcement or expectation of additional financing efforts;
•	announcement of collaborations, licenses, acquisitions or other comparable forms of transactions;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, including political instability, or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic; and
•	the other factors described in this “Risk Factors” section.

Additionally, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because smaller pharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years, and a single event or announcement of significant information by such companies, such as negative results from a late-stage clinical trial, can cause dramatic reductions in stock price. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of July 31, 2020, we had outstanding 19,080,769 shares of common stock. As of July 31, 2020, we had outstanding warrants to purchase 4,200,000 shares of common stock at an exercise price of $12.00 per share, and 1,991,300 shares of common stock at an exercise price of $6.25 per share. These warrants are fully exercisable, and we have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates. Additionally we have an ongoing sales agreement with Cowen and Company LLC, (“Cowen”), pursuant to which we could issue and sell shares of common stock under at-the-market offering programs.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As part of our June 2018 equity financing we issued warrants to purchase an aggregate of 4,200,000 shares of common stock at an exercise price of $12.00 per share, all of which are outstanding, and as part of our February 2019 equity financing we issued warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $6.25 per share, of which warrants to purchase 1,991,300 shares remain outstanding. Upon exercise in full of these outstanding warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. The warrants were fully exercisable upon issuance and remain exercisable for five years from their respective dates of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, or the Securities Act, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act of 1934, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act of 1933, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder; provided, that with respect to claims under the Securities Act, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below:

Exhibit Number	Exhibit
10.1	Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report om Form 8-K filed with the Securities and Exchange Commission on June 12, 2020)
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catabasis Pharmaceuticals, Inc.

Date: August 10, 2020	By:	/s/ Noah C. clauser
Noah C. Clauser
Treasurer and Vice President of Finance (Principal Financial Officer)