Form 10-Q
period 2020-09-30
CATABASIS PHARMACEUTICALS INC
filed 2020-11-12
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 20,084,337 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•	our expectations regarding our ability to stop development activities related to edasalonexent and wind down material costs related thereto;

•	our expectations regarding our plans to explore and evaluate strategic options;

•	our intellectual property position and strategy;

•	our estimates regarding expenses, capital requirements and needs for additional financing;

•	our expectations regarding possible litigation and investigations; and

•	the impact of government laws and regulations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$52,856	$9,899
Short-term investments	-	26,345
Prepaid expenses and other current assets	2,656	2,714
Total current assets	55,512	38,958
Right-of-use asset	1,178	2,349
Other assets	160	473
Total assets	$56,850	$41,780
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,408	$1,197
Accrued expenses	4,924	2,610
Current portion of operating lease liabilities	648	1,225
Total current liabilities	6,980	5,032
Long-term portion of operating lease liabilities	559	1,028
Total liabilities	7,539	6,060
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 20,077,337 and 12,433,600 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	20	12
Additional paid-in capital	301,210	259,305
Accumulated other comprehensive loss	-	-
Accumulated deficit	(251,919)	(223,597)
Total stockholders’ equity	49,311	35,720
Total liabilities and stockholders’ equity	$56,850	$41,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,806	$4,697	$19,845	$14,054
General and administrative	3,057	1,985	8,612	6,287
Total operating expenses	10,863	6,682	28,457	20,341
Loss from operations	(10,863)	(6,682)	(28,457)	(20,341)
Other income (expense):
Interest and investment income	4	214	231	697
Other expense, net	(3)	(46)	(96)	(39)
Total other income, net	1	168	135	658
Net loss	$(10,862)	$(6,514)	$(28,322)	$(19,683)
Net loss per share - basic and diluted	$(0.56)	$(0.56)	$(1.59)	$(1.80)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	19,424,866	11,624,232	17,769,738	10,945,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(10,862)	$(6,514)	$(28,322)	$(19,683)
Other comprehensive income:
(Loss) gain on short-term investments	(1)	(1)	-	4
Total other comprehensive income:	(1)	(1)	-	4
Comprehensive loss	$(10,863)	$(6,515)	$(28,322)	$(19,679)

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock, shares
Balance, beginning of period	18,823,601	11,553,937	12,433,600	7,141,996
Issuance of common stock in at-the-market offerings	1,253,736	161,349	2,353,737	564,590
Issuance of common stock and warrants in public offerings	-	-	5,290,000	4,000,000
Issuance of common stock upon exercise of common stock warrants	-	-	-	8,700
Balance, end of period	20,077,337	11,715,286	20,077,337	11,715,286
Common stock, par value
Balance, beginning of period	$19	$12	$12	$7
Issuance of common stock in at-the-market offerings	1	-	3	1
Issuance of common stock and warrants in public offerings	-	-	5	4
Balance, end of period	$20	$12	$20	$12
Additional paid-in capital
Balance, beginning of period	$291,897	$253,821	$259,305	$232,243
Issuance of common stock in at-the-market offerings	8,938	1,049	16,267	3,223
Issuance of common stock and warrants in public offerings	-	-	24,554	18,501
Issuance of common stock upon exercise of common stock warrants	-	-	-	54
Stock-based compensation expense	375	378	1,084	1,227
Balance, end of period	$301,210	$255,248	$301,210	$255,248
Accumulated deficit
Balance, beginning of period	$(241,057)	$(210,473)	$(223,597)	$(197,304)
Net loss	(10,862)	(6,514)	(28,322)	(19,683)
Balance, end of period	$(251,919)	$(216,987)	$(251,919)	$(216,987)
Accumulated other comprehensive loss
Balance, beginning of period	$1	$1	$-	$(4)
Realized (loss) gain on short-term investments	(1)	(1)	-	4
Balance, end of period	$-	$-	$-	$-
Total stockholders' equity	$49,311	$38,273	$49,311	$38,273

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(28,322)	$(19,683)
Reconciliation of net loss to net cash used in operating activities:
Non-cash items	1,127	1,277
Changes in assets and liabilities:
Prepaid expenses and other current assets	36	(671)
Other assets	85	(25)
Right-of-use asset- operating	125	(36)
Accounts payable	211	682
Accrued expenses	2,314	(287)
Other liabilities	-	(56)
Net cash used in operating activities	(24,424)	(18,799)
Investing activities
Purchases of short-term investments	(42,777)	(123,355)
Sales and maturities of short-term investments	69,110	122,777
Purchases of property and equipment	(23)	-
Net cash provided by (used in) investing activities	26,310	(578)
Financing activities
Proceeds from public offerings, net of issuance costs	24,559	18,505
Proceeds from at-the-market offering, net of issuance costs	16,270	3,289
Proceeds from exercise of common stock warrants	-	54
Net cash provided by financing activities	40,829	21,848
Net increase in cash, cash equivalents and restricted cash	42,715	2,471
Cash, cash equivalents and restricted cash, beginning of period	10,376	15,407
Cash, cash equivalents and restricted cash, end of period	$53,091	$17,878
Non-cash financing activities:
At-the-market offering issuance costs included in current liabilities	$-	$65

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The Company

Catabasis Pharmaceuticals, Inc (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. On October 26, 2020, the Company announced that the Phase 3 PolarisDMD trial of the Company’s lead product candidate, edasalonexent, for the treatment of Duchenne muscular dystrophy (DMD) did not meet the primary and secondary endpoints of the trial. Based on these results, the Company announced that it was stopping activities related to the development of edasalonexent, including the Company’s ongoing open-label extension trial, and that it plans to work with external advisors to explore and evaluate strategic options.  The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

The Company has entered into various sales agreements with Cowen and Company LLC (“Cowen”), pursuant to which the Company could issue and sell shares of common stock, par value of $0.001 per share, under at-the-market offering programs (the “ATM Programs”). The Company pays Cowen 3% of the gross proceeds from any common stock sold through these sales agreements. As of September 30, 2020, the Company has $27.9 million remaining available under its current sales agreement.

During the nine months ended September 30, 2020, the Company sold an aggregate of 2,353,737 shares of common stock pursuant to the ATM Program at an average price of $7.13 per share, for gross proceeds of $16.8 million and net proceeds of $16.3 million after deducting sales commissions and offering expenses.

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

As of September 30, 2020, the Company had an accumulated deficit of $251.9 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception.

The Company is subject to a number of risks, including, but not limited to, the ability to successfully execute on its exploration and evaluation of strategic options, the successful discovery and development of any future drug candidates that the Company may pursue, raising additional capital, development by potential competitors of new technological innovations, protection of proprietary technology, regulatory approval and market acceptance of any products the Company may develop, and the COVID-19 pandemic. The Company anticipates that it will continue to incur significant operating losses as it explores and evaluates strategic options.

As of September 30, 2020, the Company had available cash and cash equivalents of $52.9 million. Based on the Company’s current operating plan, the Company believes it has sufficient cash and cash equivalents to fund operations for at least twelve months following the issuance of these condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

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

Stock-Based Compensation

During the three and nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense, which was allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$154	$162	$491	$462
General and administrative	221	216	593	765
Total	$375	$378	$1,084	$1,227

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2020	2019
Stock options	1,336,262	843,183
Common stock warrants	6,193,749	6,193,749
	7,530,011	7,036,932

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	September 30,
	2020	2019
Cash and cash equivalents	$52,856	$17,765
Restricted cash (1)	235	113
Total	$53,091	$17,878

(1)  Included in prepaid expenses and other current assets and other assets.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This standard requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected. It also requires that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In November 2019, the FASB issued an amendment making this ASU effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies., early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2019 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and nine months ended September 30, 2020 that had a material impact on the Company’s results of operations or financial position.

3.	Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the nine months ended September 30, 2020 or 2019.

The Company’s investment portfolio may include fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company has from time to time invested in certain reverse repurchase agreements which are collateralized by deposits in the form of U.S. Government Securities and Obligations for an amount no less than 102% of their value. The Company has not recorded an asset or liability for the collateral as the Company was not permitted to sell or re-pledge the collateral. The collateral had at least the prevailing credit rating of U.S. Government Treasuries and Agencies. The Company utilized a third party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

Below is a summary of assets measured at fair value on a recurring basis (in thousands):

	As of September 30, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$46,995	$-	$-	$46,995
Total assets	$46,995	$-	$-	$46,995

	As of December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,432	$-	$-	$5,432
Corporate debt securities	-	1,937	-	1,937
Short-term investments:
Commercial paper	-	1,993	-	1,993
Corporate debt securities	-	3,352	-	3,352
Reverse repurchase agreements	-	21,000	-	21,000
Total assets	$5,432	$28,282	$-	$33,714

At September 30, 2020, and December 31, 2019, cash equivalents approximated their fair value due to their short-term nature.

4.	Short-Term Investments

The Company did not hold any short-term investments at September 30, 2020. The following table summarizes the short-term investments held at December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Commercial paper	$1,993	$-	$-	$1,993
Corporate debt securities	3,352	-	-	3,352
Reverse repurchase agreements	21,000	-	-	21,000
Total	$26,345	$-	$-	$26,345

The contractual maturities of all short-term investments held at December 31, 2019 were one year or less. There were four short-term investments in an unrealized loss position at December 31, 2019, none of which had been in an unrealized loss position for more than 12 months. The aggregate fair value of these investments was approximately $3.4 million. The Company did not hold any investments with other-than-temporary impairments at December 31, 2019.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three and nine-month periods ended September 30, 2020 and 2019 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued contracted research costs	$2,456	$737
Accrued compensation	1,483	1,365
Accrued professional fees	555	370
Accrued other	430	138
Total	$4,924	$2,610

6.	Commitments

Future minimum payments required under the Company’s non-cancelable operating lease as of September 30, 2020 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2020	$182
2021	740
2022	438
Total minimum lease payments	$1,360

Rent expense was $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Rent expense was $0.7 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. Lease payments were $0.2 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Lease payments were $1.3 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.

7.	Stockholders’ Equity

Preferred Stock

As of September 30, 2020, the Company had 5,000,000 shares of preferred stock authorized for issuance, $0.001 par value per share, none of which are issued or outstanding. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law.

Common Stock Warrants

The following table presents information about warrants to purchase Common Stock issued and outstanding at September 30, 2020:

Year Issued	Warrants Outstanding	Exercise Price	Date of Expiration
2014	1,227	$122.12	8/26/2021
2015	1,227	$122.12	3/30/2022
2018	4,199,995	$12.00	6/21/2023
2019	1,991,300	$6.25	2/7/2024
Total	6,193,749
Weighted average exercise price		$10.19
Weighted average life in years			2.93

8.	Common Stock Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	September 30,	December 31,
	2020	2019
Warrants for the purchase of common stock	6,193,749	6,193,749
Options outstanding to purchase common stock	1,336,262	785,832
Options available for future issuance to purchase common stock	1,974,563	525,484
Shares reserved for the employee stock purchase plan	148,951	112,481
Total	9,653,525	7,617,546

9.	Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	785,832	$16.48	8.13	$470
Granted	583,500	$5.55
Cancelled or forfeited	(32,589)	$26.59
Expired	(481)	$32.10
Outstanding at September 30, 2020	1,336,262	$11.46	8.31	$964
Vested and exercisable at September 30, 2020	482,969	$21.82	6.89	$227

There were no options exercised in the three or nine months ended September 30, 2020 and 2019. The total grant date fair value of options vested for the three months ended September 30, 2020 and 2019 was $0.3 million and $0.5 million, respectively. The total grant date fair value of options vested for the nine months ended September 30, 2020 and 2019 was $1.0 million and $1.3 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended September 30, 2020 and 2019 was $4.85 and $4.10, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the nine months ended September 30, 2020 and 2019 was $3.72 and $3.25, respectively.

At September 30, 2020, the total unrecognized compensation expense related to unvested stock option awards was $2.8 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.7 years.

10.	Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

On October 26, 2020, the Company announced that the Phase 3 PolarisDMD trial of the Company’s lead product candidate, edasalonexent, for the treatment of DMD did not meet the primary and secondary endpoints of the trial. Based on these results, the Company announced that it was stopping activities related to the development of edasalonexent, including the Company’s ongoing open-label extension trial, and that it plans to work with external advisors to explore and evaluate strategic options. The Company anticipates that it will incur less than $0.5 million of additional expenses related to the early termination of contracts.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics.

On October 26, 2020, we announced that the Phase 3 PolarisDMD trial of our lead product candidate, edasalonexent for the treatment of Duchenne muscular dystrophy, or DMD, did not meet the primary endpoint, which was a change from baseline in the North Star Ambulatory Assessment over one year of edasalonexent compared to placebo. In addition, we announced that the secondary endpoint timed function tests (time to stand, 10-meter walk/run and 4-stair climb) did not show statistically significant improvements. Based on these results, we stopped activities related to the development of edasalonexent, including the ongoing GalaxyDMD open-label extension trial. The Phase 3 Polaris DMD trial was a one-year placebo-controlled trial designed to evaluate the safety and efficacy of edasalonexent in boys ages 4-7 (up to 8th birthday) with DMD. The trial enrolled 131 boys across eight countries, with any mutation type, who were not on steroids. Edasalonexent was well-tolerated, consistent with the safety profile seen to date. The majority of adverse events were mild in nature and the most common treatment-related adverse events were diarrhea, vomiting, abdominal pain and rash. There were no treatment-related serious adverse events and no dose reductions. The global COVID-19 pandemic had no meaningful impact on the trial or its results. Data from the Phase 3 PolarisDMD trial will be further analyzed and are expected to be presented at an upcoming scientific conference and published.

In addition to edasalonexent, we have developed CAT-5571 and have completed investigational new drug, or IND, application-enabling activities.  In August 2020, we announced that we entered into an agreement with the Bill & Melinda Gates Medical Research Institute to study CAT-5571 as a potential oral therapy to promote autophagy and clear persistent lung infections in patients with both drug-sensitive and drug-resistant tuberculosis.

In light of our decision to stop activities related to the development of edasalonexent, we plan to work with external advisors to explore and evaluate strategic options going forward, which may potentially result in changes to our business strategy and future operations. Potential strategic options that may be evaluated include a merger, business combination, in-licensing, out-licensing or other strategic transaction. On November 12, 2020, we announced that we engaged Ladenburg Thalmann & Co., Inc. as our strategic financial advisor. Pending any decision to change our strategic direction, our current operating plan provides for us to stop all activities related to the development of edasalonexent and to explore and evaluate strategic options. We do not have a defined timeline for the exploration and evaluation of strategic options and cannot confirm that the process will result in any strategic option being announced or consummated. We cannot provide any commitment regarding when or if this strategic evaluation process will result in any type of transaction, and there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determined that further disclosure is appropriate.

Since our inception in June 2008, we have devoted substantially all of our resources to developing our proprietary platform technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials for three clinical-stage compounds, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. To date, we have primarily financed our operations through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, as well as a secured debt financing. From our inception through September 30, 2020, we raised an aggregate of $315.9 million through various private placements of preferred stock, our IPO, debt financing as well as various other registered equity offerings, including underwritten public offerings, at-the-market, or ATM, offerings, and stock option and warrant exercises.

As of September 30, 2020, we had cash and cash equivalents of $52.9 million. Over the next several quarters, we expect that our research and development expenses will be significantly reduced due to stopping activities related to the development of edasalonexent. We expect to continue to incur costs associated with operating as a public company. Based on our current operating plan, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. However, because of the numerous uncertainties associated with our exploration and evaluation of strategic options and our future business strategies and operations, we are unable to predict our future levels of expenses with certainty and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

We may need substantial additional funding to support our continuing operations and pursue any future business strategies arising from our exploration and evaluation of strategic options. In addition, we expect that we will not be able to achieve profitability unless we determine to pursue development of additional product candidates, and we expect that we would require substantial additional funding to complete development of, and ultimately commercialize, any such product candidate. Even if we are able to generate product sales from any such future product candidates, we may not become profitable. To the extent that we seek to raise additional capital, we expect that a majority of such proceeds would be derived from the sale of equity. We may be unable to raise additional funds when needed on favorable terms, or at all. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations.

Financial Overview

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including drug discovery efforts, and the development of any future product candidates, which include:

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2020	2019
Edasalonexent	$13,765	$9,375
CAT-5571	10	11
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	4,421	3,740
Facilities	427	168
Consultants and professional expenses, including stock-based compensation	924	504
Other	298	256
Total costs not directly allocated to programs	6,070	4,668
Total research and development expenses	$19,845	$14,054

Since inception of the edasalonexent and the CAT-5571 programs, total direct expenses to support the programs have been $63.2 million and $4.2 million, respectively.

Based on the results of the Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, we are stopping all activities related to the development of edasalonexent, including the ongoing GalaxyDMD open-label extension trial, and we are not actively pursuing the development of any product candidate at this time. We expect to continue to incur significant research and development expenses in connection with stopping activities related to the edasalonexent program, although we expect that our research and development expenses will be significantly reduced over the next several quarters. We plan to work with Ladenburg Thalmann & Co., Inc., our strategic financial advisor, to explore and evaluate strategic options going forward, which may potentially result in changes to our business strategy and future operations. Potential strategic options that may be evaluated include a merger, business combination, in-licensing, out-licensing or other strategic transaction. Our research and development expenses beyond 2020 will be heavily dependent on the outcome of our exploration and evaluation of strategic options. If we determine to pursue development of additional product candidates, the successful development of any such product candidates would be highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from any such potential product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing product candidates, including the uncertainties of:

•	establishing an appropriate safety profile with IND-enabling toxicology studies;
•	successful enrollment in, and completion of clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for any future product candidates;
•	launching commercial sales of any future product candidates, if and when approved, whether alone or in collaboration with others; and
•	a continued acceptable safety profile of any future product candidates following approval.

A change in the outcome of any of these variables with respect to the development of any future product candidates, or the occurrence of any of the development, commercialization, financial and other applicable risks set forth in Part II, Item 1A – Risk Factors, included elsewhere in this Quarterly Report on Form 10-Q, would significantly change the costs and timing associated with the development of that product candidate.

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

We expect our general and administrative expenses to remain relatively consistent through the remainder of 2020. Our general and administrative expenses beyond 2020 will be heavily dependent on the outcome of our exploration and evaluation of strategic options.

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

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies as reported in our 2019 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the dollar change in those items (in thousands):

	Three Months Ended September 30,		Period-to-
	2020	2019	Period Change
Operating expenses:
Research and development	$7,806	$4,697	$3,109
General and administrative	3,057	1,985	1,072
Total operating expenses	10,863	6,682	4,181
Loss from operations	(10,863)	(6,682)	(4,181)
Other income, net	1	168	(167)
Net loss	$(10,862)	$(6,514)	$(4,348)

Research and Development Expenses

Research and development expenses increased by $3.1 million to $7.8 million for the three months ended September 30, 2020 from $4.7 million for the three months ended September 30, 2019, an increase of 66%. The increase in research and development expenses was attributable to a $2.8 million increase in costs to support our edasalonexent program due to activities associated with conducting ongoing clinical trials, a $0.1 million increase in employee related expenses, a $0.2 million increase in other expenses such as consulting fees and the research and development portion of facilities.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million to $3.1 million for the three months ended September 30, 2020 from $2.0 million for the three months ended September 30, 2019, an increase of 54%. The increase was attributable to a $0.6 million increase in consulting and other professional services associated with ongoing commercialization activities, a $0.3 million increase in employee related expenses, a $0.1 million increase in insurance expense, and a $0.1 million increase in the general and administrative portion of facilities.

Other Income, Net

Other income, net decreased by $167,000 to $1,000 for the three months ended September 30, 2020 from $168,000 for the three months ended September 30, 2019, which was attributable to a decrease in interest and investment income due to lower interest rates.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the dollar change in those items (in thousands):

	Nine Months Ended September 30,		Period-to-
	2020	2019	Period Change
Operating expenses:
Research and development	$19,845	$14,054	$5,791
General and administrative	8,612	6,287	2,325
Total operating expenses	28,457	20,341	8,116
Loss from operations	(28,457)	(20,341)	(8,116)
Other income, net	135	658	(523)
Net loss	$(28,322)	$(19,683)	$(8,639)

Research and Development Expenses

Research and development expenses increased by $5.8 million to $19.9 million for the nine months ended September 30, 2020 from $14.1 million for the nine months ended September 30, 2019, an increase of 41%. The increase in research and development expenses was attributable to a $4.4 million increase in costs to support our edasalonexent program due to activities associated with conducting ongoing clinical trials, a $0.7 million increase in employee related expenses, a $0.4 million increase in consulting fees and a $0.3 million increase in the research and development portion of facilities expense.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million to $8.6 million for the nine months ended September 30, 2020 from $6.3 million for the nine months ended September 30, 2019, an increase of 37%. The increase was attributable to a $1.5 million increase in consulting and other professional services primarily related to ongoing commercialization activities, a $0.3 million increase in employee related expenses, $0.3 million increase in insurance and general office expenses, and a $0.2 million increase in the general and administrative portion of facilities expense.

Other Income, Net

Other income, net decreased by $0.5 million to $0.1 million for the nine months ended September 30, 2020 from $0.7 million for the nine months ended September 30, 2019. This was attributable to a $0.5 million decrease in interest and investment income due to lower interest rates.

Liquidity and Capital Resources

From our inception through September 30, 2020, we raised an aggregate of $315.9 million, through various private placements of preferred stock, our IPO, as well as various other registered equity offerings, including underwritten public offerings, ATM programs, and stock option and warrant exercises. As of September 30, 2020, we had $52.9 million in cash and cash equivalents.

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

At-the-Market Offering

During the nine months ended September 30, 2020, we sold an aggregate of 2,353,737 shares of common stock pursuant to our ATM programs, at a weighted average price of $7.13 per share, for gross proceeds of $16.8 million and net proceeds of $16.3 million.

Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(24,424)	$(18,799)
Net cash provided by (used) in investing activities	26,310	(578)
Net cash provided by financing activities	40,829	21,848
Net increase in cash, cash equivalents and restricted cash	$42,715	$2,471

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $24.4 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $28.3 million adjusted for non-cash items of $1.1 million and a net decrease in operating assets of $2.8 million, which resulted primarily from an increase in accrued expenses of $2.3 million, an increase in accounts payable of $0.2 million, and a decrease in prepaid expense, other assets and operating lease of $0.3 million.

Net cash used in operating activities was $18.8 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $19.7 million adjusted for non-cash items, including stock-based compensation and depreciation and amortization expense of $1.3 million and a net increase in operating assets of $0.4 million, which resulted primarily from an increase in prepaid expenses of $0.7 million, a decrease in accrued expenses of $0.3 million and an increase long-term other assets and the net operating leases of $0.1 million, partially offset by an increase in accounts payable of $0.7 million.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $26.3 million for the nine months ended September 30, 2020 and consisted of proceeds from maturities of short-term investments of $69.1 million partially offset by purchases of short-term investments of $42.8 million. Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2019 and consisted of purchases of short-term investments of $123.4 million substantially offset by proceeds from maturities of short-term investments of $122.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $40.8 million during the nine months ended September 30, 2020, which was primarily attributable to net proceeds of $24.6 million from the January 2020 Financing and net proceeds of $16.3 million from our ATM programs. Net cash provided by financing activities was $21.8 million during the nine months ended September 30, 2019, which was primarily attributable to net proceeds of $18.5 million from our February 2019 public offering and net proceeds of $3.3 million from our ATM programs.

Funding Requirements

Absent a change in our strategic plan, our current operating plan consists primarily of stopping activities related to our edasalonexent program and exploring and evaluating strategic options.

As of September 30, 2020 we had an accumulated deficit of $251.9 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception. While we are stopping activities related to the edasalonexent program, we still expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We anticipate that we will continue to incur significant expenses and operating losses as we implement our review of strategic options and we may incur increased expenses if and to the extent we:

•	are unable to stop activities related to the edasalonexent program on our anticipated timelines or we incur unexpected material expenses during this process;
•	initiate and continue research and preclinical and clinical development efforts for any future product candidate;
•	seek to identify and develop any future product candidate;
•	seek regulatory and marketing approvals for any future product candidate that successfully completes clinical trials, in the United States and other markets;
•	establish sales, marketing, market access, distribution, supply chain and other commercial infrastructure in the future to commercialize products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	need to respond to any investigations or inquiries, or defend against any litigation, that may result from the announcement of the results of our Phase 3 PolarisDMD trial; and
•	hire and retain additional personnel or add information systems, equipment or physical infrastructure to support our operations, including to help us comply with our obligations as a public company.

As of September 30, 2020, we had available cash and cash equivalents of $52.9 million. Based on our current operating plan, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. However, because of the numerous uncertainties associated with our ongoing exploration and evaluation of strategic options and our future business strategies and operations, we are unable to predict our future levels of expenses with certainty and we could exhaust our available capital resources sooner than we expect. Our future funding requirements will depend on many factors, including:

•	our ability to successfully complete our exploration and evaluation of strategic options and implement any such options;
•	our ability to eliminate all material edasalonexent-related expenses on the timelines that we anticipate;
•	our ability to limit our ongoing operating costs as we work to explore and evaluate strategic options;
•	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, any future product candidates, including potential future clinical trials;
•	the impact of the COVID-19 pandemic on our operations, business and prospects;
•	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals for any future product candidates;
•	the costs of commercialization activities for any future product candidates for which we pursue marketing approval to the extent such costs are not the responsibility of any future collaborators;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of any future product candidate;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the costs of responding to any investigations or inquiries, or defending against any litigation, that may result from the announcement of the results of our Phase 3 PolarisDMD trial; and
•	the costs of operating as a public company, including additional costs that we would incur if we cease to be an emerging growth company or smaller reporting company, as defined in U.S. Securities and Exchange Commission regulations.

We may need substantial additional funding to support our continuing operations and pursue any future business strategies arising from our exploration and evaluation of strategic options. In addition, we expect that we will not be able to achieve profitability unless we determine to pursue development of additional product candidates, and we expect that we would require substantial additional funding to complete development of, and ultimately commercialize, any such product candidate. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any future product candidates, if approved, may not achieve commercial success.

We do not have any committed external source of funds. To the extent that we seek to raise additional capital, we expect that a majority of such proceeds would be derived from the sale of equity, which may result in the dilution of our existing stockholders’ ownership interests, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt or other financings when needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Contractual Obligations

As of September 30, 2020, there had been no material changes to our contractual obligations and commitments disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2020, we had cash and cash equivalents of $52.9 million and, as of December 31, 2019, we had cash, cash equivalents and short-term investments of $36.2 million. Our cash equivalents as of September 30, 2020 consisted of money market funds. Our cash equivalents as of December 31, 2019 consisted of money market funds and corporate debt securities. Our short-term investments as of December 31, 2019 consisted of corporate debt securities, U.S. reverse repurchase agreements and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income.

As of September 30, 2020 and December 31, 2019, we had no material liabilities denominated in foreign currencies.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business has been almost entirely dependent on the success of edasalonexent as a potential treatment for DMD, a program for which we recently stopped all activities on due to the failure to meet the primary or secondary endpoints of the Phase 3 PolarisDMD trial.

On October 26, 2020, we announced that we were stopping all activities related to the edasalonexent program and that we plan to work with external advisors to explore and evaluate strategic options. Potential strategic options that may be evaluated include a merger, business combination, in-licensing, out-licensing or other strategic transaction We have engaged Ladenburg Thalmann & Co., Inc., a strategic financial advisor, to support our exploration and evaluation of strategic options that could maximize both near and long-term value for our stockholders. We do not have a defined timeline for the exploration and evaluation of strategic options and cannot confirm that the process will result in any strategic option being announced or consummated. We cannot provide any commitment regarding when or if this strategic evaluation process will result in any type of transaction, and there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. If we determine to engage in a transaction as a result of our exploration and evaluation of strategic options, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determined that further disclosure is appropriate.

Pending the results of our exploration and evaluation of strategic options, our current operating plan provides for stopping all activities related to the edasalonexent program and focusing on activities necessary to explore and evaluate strategic options.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Our net losses were $28.3 million for the nine months ended September 30, 2020 and $26.3 million and $25.9 million for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $251.9 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of our preferred stock, registered offerings of our common stock, including our initial public offering, or IPO, our June 2018 and February 2019 registered offerings of common stock and common stock warrants and our January 2020 registered offering of common stock, our at-the-market programs, and a secured debt financing, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Since 2018, we have devoted a significant portion of our financial resources and efforts to the development of edasalonexent as a potential treatment for DMD. On October 26, 2020, based on the results of the Phase 3 PolarisDMD trial, we announced that we were stopping all activities related to the edasalonexent program and that we plan to work with external advisors to explore and evaluate strategic options.

While we are stopping activities related to the edasalonexent program, we still expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We anticipate that we will continue to incur significant expenses and operating losses as we implement our exploration and evaluation of strategic options and we may incur increased expenses if and to the extent we:

•	are unable to stop activities related to the edasalonexent program on our anticipated timelines or we incur unexpected material expenses during this process;
•	initiate and continue research and preclinical and clinical development efforts for any future product candidate;
•	seek to identify and develop any future product candidate;
•	seek regulatory and marketing approvals for any future product candidate that successfully completes clinical trials, in the U.S. and other markets;
•	establish sales, marketing, market access, distribution, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	need to respond to any investigations or inquiries, or defend against any litigation, that may result from the announcement of the results of our Phase 3 PolarisDMD trial; and
•	hire and retain additional personnel or add information systems, equipment or physical infrastructure to support our operations, including to help us comply with our obligations as a public company.

To become and remain profitable, we or any potential future collaborators must develop and eventually commercialize at least one product candidate with significant market potential. This will require that we or our collaborators be successful in a range of challenging activities, including completing preclinical studies and clinical trials of one or more product candidates, obtaining marketing approval for one or more these product candidates, manufacturing, marketing and selling those products for which we or our collaborators may obtain marketing approval and satisfying any post-marketing requirements. We or our collaborators may never succeed in any or all of these activities and, even if we or our collaborators do succeed, we or our collaborators may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause investors to lose all or part of their investments in us.

If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our operations and may not achieve our strategic objectives.

Absent a change in our strategic plan, our current operating plan consists primarily of stopping activities related to our edasalonexent program and exploring and evaluating strategic options. Based on this operating plan, we believe our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our estimate as to how long we expect our cash and cash equivalents securities to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

•	our ability to successfully complete our exploration and evaluation of strategic options and implement any such options;
•	our ability to eliminate all material edasalonexent-related expenses on the timelines that we anticipate;
•	our ability to limit our ongoing operating costs as we work to explore and evaluate strategic options;
•	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, any future product candidates, including potential future clinical trials;
•	the impact of the COVID-19 pandemic on our operations, business and prospects;
•	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals for any future product candidates;
•	the costs of commercialization activities for any future product candidates for which we pursue marketing approval to the extent such costs are not the responsibility of any future collaborators;
•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of any future product candidate;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	the costs of responding to any investigations or inquiries, or defending against any litigation, that may result from the announcement of the results of our Phase 3 PolarisDMD trial; and
•	the costs of operating as a public company, including additional costs that we would incur if we cease to be an emerging growth company or smaller reporting company, as defined in U.S. Securities and Exchange Commission regulations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Accordingly, we would need to obtain additional funding if, in the future we initiate new research, preclinical and clinical development efforts for and seek marketing approval for, any future product candidate, and would expect our expenses to increase in connection with each of these activities. If we obtain marketing approval for any future product candidate, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future partner or collaborator, and these activities would require substantial additional funding. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

Adequate additional funding may not be available to us on acceptable terms, on a timely basis or at all. Our failure to raise capital on acceptable terms as and when needed could have a material adverse effect on our business, results of operations, financial condition and ability to pursue our business strategy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek to raise additional capital to acquire, develop and commercialize future product candidates or to pursue other strategic options. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders’ ownership interest may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. For example, our June 2018 and February 2019 registered offerings of common stock and common stock warrants and our January 2020 registered offering of common stock were highly dilutive to existing stockholders’ ownership interests. Further, exercise of the common stock warrants sold in our June 2018 and February 2019 offerings could result in additional dilution upon exercise. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of any future product candidate.

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

We have been focused on discovering and developing novel small molecule drugs by applying our SMART Linker drug discovery platform. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in a Phase 3 clinical trial or in obtaining marketing approval thereafter. For example, although we have discovered and evaluated numerous compounds using our SMART Linker drug discovery platform, no product created using the SMART Linker drug discovery platform has ever been approved for sale. Moreover, we have recently announced we are stopping all activities for edasalonexent, our most advance SMART Linker product candidate, due to the failure to meet the primary or secondary endpoints of the Phase 3 PolarisDMD trial.

We do not have a product candidate that we are actively developing. If we determine to continue operating our business based on our SMART Linker drug discovery platform or otherwise, and we are unable to identify a product candidate to advance through research and development efforts, our business would be materially harmed.

As a result of stopping all activities related to our edasalonexent program, we do not have any product candidate in clinical development. If, following our exploration and evaluation of strategic options, we determine to continue operating our business based on our SMART Linker drug discovery platform or otherwise, we will need to evaluate such product candidates, or any other product candidates that we may be able to acquire, to determine which, if any, are suitable for moving into further preclinical or clinical development. If we determine that our platform cannot generate any product candidates that appear to be suitable for development, or we are unable to acquire any product candidates that appear to be suitable for development, our business would be materially harmed.

Our SMART Linker drug discovery platform may fail to help us discover and develop additional potential product candidates.

A significant portion of the research that we have conducted to date and may in the future conduct, involves the development of new compounds using our SMART Linker drug discovery platform. We suspended efforts to discover additional compounds while we completed our Phase 3 PolarisDMD clinical trial, and any new drug discovery that we are conduct using our SMART Linker drug discovery platform may not be successful in creating compounds that have commercial value or therapeutic utility. Our SMART Linker drug discovery platform may initially show promise in identifying potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization for a number of reasons, including:

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

Any future research program to identify new product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new product candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, either because our SMART Linker platform is not successful or because we do not develop alternative methods to identify compounds for development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

The COVID-19 pandemic has had, and continues to have, significant impacts worldwide, and may delay the initiation of future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this ongoing pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations and ability to raise capital.

The COVID-19 pandemic has had, and continues to have, significant impacts worldwide causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.  If we seek to pursue the development of additional product candidates, the COVID-19 pandemic could delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business or operations. The future progression and unpredictability of the pandemic and its effects on our business and operations are highly uncertain and will depend on future developments that cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, additional surges in the number of cases or deaths from COVID-19, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The pandemic has also caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to evaluate and pursue any strategic options that we elect to explore, raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will continue to significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any future product candidate we may seek to develop.

We have never obtained marketing approval for a product candidate. If we determine to develop a product candidate in the future, it is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for such product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of such product candidate. If the FDA does not accept or approve any NDAs we submit, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing any future product candidate, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for any future product candidates, which could significantly harm our business.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies, including us, in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of any future product candidate, the development timeline and regulatory approval and commercialization prospects for such product candidate, and, correspondingly, our business and financial prospects would be negatively impacted.

The regulatory approval processes for product candidates that target rare diseases are uncertain.

Due to the lack of precedent, broad discretion of regulatory authorities, and a multitude of unique factors that impact the regulatory approval process, the likelihood of the approval of any product candidate that targets rare diseases, which we have historically targeted, is uncertain, and we may not be able to anticipate, prepare for or satisfy requests or requirements from regulatory authorities, including completing and submitting planned investigational new drug applications and NDAs for any such product candidates, in a timely manner, or at all. Further, the FDA may determine, after evaluation of our data and analyses, that such data and analyses do not support an NDA submission, filing or approval. Due to this lack of predictability, we may not have the resources necessary to meet regulatory requirements and successfully complete a potentially protracted, expensive and wide-ranging approval process for commercialization of product candidates for rare diseases.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have limited financial and managerial resources and have expended significant resources on the development of our edasalonexent program, which has proven to be unsuccessful. Our current priorities are to stop activities related to our edasalonexent program and to explore and evaluate strategic options. If we determine to develop additional product candidates based on our SMART Linker drug discovery platform, or if we acquire other product candidates, we would seek to develop them for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials we initiate will be conducted as planned or completed on schedule, or at all. Further, the clinical development of product candidates is susceptible to the risk of failure at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if a product candidate that we choose to develop has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in any clinical trials we conduct, we may fail to detect toxicity of or intolerability caused by a product candidate, or mistakenly believe that a product candidate is toxic or not well tolerated when that is not in fact the case.

In addition to the risk of failure inherent in drug development, any compounds that we may develop in the future using our SMART Linker drug discovery platform may be particularly susceptible to failure to the extent they are based on compounds that others have previously studied or tested, but did not progress in development due to safety, tolerability or efficacy concerns or otherwise. Our failure to successfully complete clinical trials of a product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of a product candidate would significantly harm our business.

If clinical trials of a product candidate fail to satisfactorily demonstrate safety and efficacy to the FDA and other comparable foreign regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar restrictions. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy in humans of any product candidate that we may choose to develop before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Any inability to complete preclinical and clinical development successfully could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to modify our trial designs, such as required modifications with respect to patient populations, endpoints, comparators or trial duration, (2) we, or any future collaborators, are required to conduct additional clinical trials or other testing of a product candidate beyond the trials and testing that we, or they contemplate, (3) we, or any future collaborators, are unable to successfully complete clinical trials of a product candidate or other testing, (4) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (5) there are unacceptable safety concerns associated with a product candidate, we, or any future collaborators, may:

•	be delayed in obtaining marketing approval for such product candidate;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing or other requirements; or
•	be required to remove the product from the market after obtaining marketing approval.

Adverse events or undesirable side effects caused by, or other unexpected properties of, any of any future product candidate may be identified during development that could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, any future product candidate could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of such product candidate and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any such product candidate is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

If we, or any future collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of any future product candidate, potential marketing approval or commercialization of such product candidate could be delayed or prevented.

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of any future product candidate, including:

•	clinical trials may produce unfavorable or inconclusive results;
•	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate;
•	the cost of planned clinical trials may be greater than we anticipate;
•	our third-party contractors or those of any future collaborators, including those manufacturing such product candidate or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;
•	regulators or institutional review boards may not authorize us, any future collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
•	we, or any future collaborators, may have to delay, suspend or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, or travel bans or other restrictions imposed by applicable governmental authorities due to the ongoing COVID-19 pandemic;

•	regulators or institutional review boards may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
•	the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;
•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical and commercial supplies;
•	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply, due to, among other things, the ongoing COVID-19 pandemic; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

In addition, we may conduct clinical trials outside of the United States. Unforeseen global instability, including political instability, or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic, in or around any countries in which we conduct clinical trials, could affect our ability to enroll patients in clinical trials in these countries, prevent patients already enrolled from completing such clinical trials, and/or cause other trial delays or otherwise adversely impact such clinical trials.

Product development costs for us, or any future collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of any future product candidate. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize product candidates or allow our competitors, or the competitors of any future collaborators, to bring products to market before we, or any future collaborators, do and impair our ability, or the ability of any future collaborators, to successfully commercialize product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any future product candidates.

If we, or any future collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any future collaborators, may not be able to initiate or continue clinical trials for any product candidate if we, or they, are unable to locate and enroll, and maintain the enrollment of, a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Our ability to successfully complete any future clinical trial for any product candidate for the treatment of any rare disease or any other indication will be dependent upon our ability to enroll, and maintain the enrollment of, a sufficient number of patients with such disease, which will be subject to a number of risks and uncertainties. For example, rare diseases have small patient populations and often have only a limited number of specialist physicians that regularly treat such patients. Further, these specialized sites typically treat a range of diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials. In addition, other companies may be conducting clinical trials or may have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with the disease and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients, and to maintain the enrollment of enough patients, to complete clinical trials for any such future product candidate.

The clinical trials that we may conduct may also have inclusion criteria that further limit the population of patients that we are able to enroll. These inclusion criteria could further limit the available patient pool and present challenges to clinical trial enrollment.

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for any clinical trials that we or they may determine to pursue could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in any such clinical trials may result in increased development costs for the applicable product candidates, delay or halt the development of and approval processes for any future product candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from any future product candidates, which could cause the value of our company to decline.

Business disruptions could delay completion of future clinical trials, seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of third-party research institution collaborators, contract research organizations, contract manufacturing operations, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the ongoing COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we may be partly uninsured. In addition, to the extent we determine to pursue development of future product candidates, we expect that we will rely on third-party research institution collaborators for conducting research and development of such product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could delay completion of any clinical trials for such product candidates, seriously harm our operations and financial condition and increase our costs and expenses.

If any future product candidate receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that clinical trials for any future product candidate, or those of any future collaborator, may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

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

Even if a product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

We have never commercialized a product. Even if any future product candidate of ours is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of future product candidates may require significant resources and may not be successful. If any of future product candidate of ours is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any future product candidates of ours, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to alternative treatments;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy and whether there is an existing standard of care;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	the strength of sales, marketing, market access and distribution support;
•	the approval of other new products for the same indications;
•	changes in the standard of care for the targeted indications for the product;
•	the timing of market introduction of our approved products as well as competitive products;
•	availability and amount of reimbursement from government payors, managed care plans and other third-party payors;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	potential product liability claims.

The potential market opportunities for product candidates are difficult to estimate precisely. Any estimates we make as to the potential market opportunities for any future product candidates will be predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. These assumptions will involve the exercise of significant judgment on the part of our management, will be inherently uncertain and the reasonableness of these assumptions may not have been assessed by an independent source. If any such assumptions prove to be inaccurate, the actual markets for any such future product candidate could be smaller than our estimates of the potential market opportunities.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any future product candidates that we may develop if and when those product candidates are approved.

We currently do not have a formal sales, marketing or distribution infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we would need to either develop a sales and marketing organization or outsource these functions to third parties. We would plan to use a combination of focused in-house sales and marketing capabilities and third-party collaboration, licensing and distribution arrangements to sell any products that receive marketing approval.

We generally expect that we would seek to retain full commercialization rights for products that we can commercialize with a specialized sales force and to retain co-promotion or similar rights when feasible in indications requiring a larger commercial infrastructure. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, at such time as we need to, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to a product, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

We may collaborate with third parties for commercialization of any products that require a large sales, marketing and product distribution infrastructure. We intend to potentially commercialize product candidates through collaboration, licensing and distribution arrangements with third parties. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates that receive marketing approval.

We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any product candidates that we, or they, may seek to develop or commercialize in the future.

Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we may develop, which could render any future product candidates obsolete and noncompetitive.

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

Our potential future competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If the FDA or comparable foreign regulatory authorities approve generic versions of any future products that receive marketing approval, or such authorities do not grant such products appropriate periods of data exclusivity before approving generic versions of our products, our sales could be adversely affected.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. We do not know if the FDA will treat the active ingredients in any future product candidates of ours as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that any such products of ours may face from generic versions of such products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

Even if we, or any future collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of any future product that we may develop will depend substantially, both domestically and abroad, on the extent to which the costs of such product will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any future collaborators, may not be able to successfully commercialize such product. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Many countries outside the United States require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and can be lengthy, involve extensive negotiations and potentially result in price caps, significant discounts or other budgetary control measures, which could correspondingly impact pricing and reimbursement in other markets through so-called informal or formal reference pricing schemes. These reviews and negotiations could ultimately result in a pricing and reimbursement structure for a drug that a company deems inadequate and therefore elects not launch in such markets. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if any future product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize any product will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell any products we develop profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for any future products decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any product candidate for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability claims as a result of the clinical testing of product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or any future collaborators commercially sell any product that we may or they may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any future product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for any future product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend resulting litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to explore and evaluate strategic options; and
•	the inability to commercialize any products that we may develop.

Although we maintain general liability insurance of $5.0 million in the aggregate and clinical trial liability insurance of $10.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of any future product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Dependence on Third Parties

We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Drug development and commercialization of product candidates require substantial cash to fund expenses. If we determine to pursue the development of additional product candidates, we may seek one or more collaborators for the development and commercialization of such product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We face significant competition in seeking appropriate collaborators and strategic partners. Whether we reach a definitive agreement for a collaboration or strategic partnership will depend, among other things, upon our assessment of the other party’s resources and expertise, the terms and conditions of the proposed transaction and the proposed party’s evaluation of a number of factors. Those factors may include the potential differentiation of a partner’s product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator or strategic partner may also be considering alternative transaction types and structures that may be more attractive than the one with us.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop the product candidate or bring it to market and generate product revenue.

If we enter into collaborations with third parties for the development and commercialization of a product candidate, our prospects with respect to such product candidate will depend in significant part on the success of those collaborations.

If we enter into collaborations for the development and commercialization of a product candidate, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of such product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving product candidates pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•	collaborators may not pursue development and commercialization of a product candidate or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

We expect to rely on third parties to conduct our clinical trials. If they do not perform satisfactorily, our business could be significantly harmed.

If we determine to pursue the development of additional product candidates, we expect that we will not independently conduct clinical trials of such product candidates. We would expect rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials of any such product candidate. Any of these third parties could terminate its engagement with us under certain circumstances or encounter, for example, business challenges, such as a loss of business or the COVID-19 pandemic, or enter into transactions, such as business combinations, that temporarily or permanently impact the amount or type of resources that they are able or willing to devote to our engagement. We might not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new contract research organization begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, our reliance on these third parties for clinical development activities would limit our control over these activities, but we would remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of a product candidate, we would remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or any of our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving a product candidate, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. Many of these risks are heightened by the COVID-19 pandemic. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties that may conduct clinical trials on our behalf would not be our employees, and except for remedies available to us under our agreements with such contractors, we would not be able to control whether or not they devote sufficient time, skill and resources to our development programs, a risk that would be exacerbated during the COVID-19 pandemic as any such third parties try to address the impact of the pandemic on their own businesses and financial condition. Any such contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for the applicable product candidates. If that occurs, we would not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be impaired.

We also expect to rely on other third parties to store and distribute drug supplies for any future clinical trials we may pursue. Any performance failure on the part of any such distributors could delay clinical development or marketing approval of any future product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

We plan to contract with third parties for the manufacture and distribution of product candidates for any future development and commercialization efforts. This reliance on third parties, particularly those we rely on solely to source our drug substance, drug product and certain key raw materials, would increase the risk that we would not have sufficient quantities of product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. If we determine to pursue the development of additional product candidates, we plan to rely on contract manufacturers to produce both drug substance and drug product required for any future clinical trials. We would also plan to continue to rely upon contract manufacturers, and, potentially collaboration partners, to manufacture commercial quantities of our products, if approved. Reliance on such third-party contractors entails risks, including:

•	manufacturing delays if our third-party contractors give greater priority to the supply of other products over any future product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;
•	the possible breach by the third-party contractors of our agreements with them;
•	the failure of third-party contractors to comply with applicable regulatory requirements;
•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

We may rely on a single third-party contract manufacturer to supply our active pharmaceutical ingredient and a single third-party contract manufacturer to manufacture required finished product for any future preclinical studies, clinical trials and commercial production. If any such future sole source manufacturer or its facilities should become unavailable to us for any reason, we would likely incur significant delays in manufacturing active pharmaceutical ingredient and finished product as identifying, contracting with and qualifying effective replacements would be a lengthy and time-consuming process. Such delays, if we did not have adequate supplies of safety stock, would potentially delay the timetables of our preclinical studies, clinical trials and commercialization plans.

Any manufacturing problem or delay or the loss of a future contract manufacturer could be disruptive to our operations, delay our clinical trials or regulatory reviews or approvals and, if our products are approved for sale, result in lost sales. Additionally, if we determine to pursue the development of additional product candidates, we plan to rely on third parties to supply the raw materials needed to manufacture such product candidates. Any reliance on such suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers or their facilities could delay shipment of product candidates, delay clinical trials, increase our cost of goods sold and result in lost sales.

Our ability to obtain clinical and commercial supplies of any future product candidate could also be disrupted if the operations of any future third-party contract manufacturers, particularly any sole source manufacturers, are affected by a man-made or natural disaster or other business interruption, including from the COVID-19 pandemic. There can be no assurance that our supply of research and development, preclinical study, clinical trial and commercial drug substance, drug product, key raw materials and other materials will not be limited, interrupted, restricted in certain geographic regions, or be of satisfactory quality as a result of the pandemic or any other business interruption. If we are at any time unable to provide an uninterrupted supply of any future product candidates or, following regulatory approval, any products to patients, we may lose patients, physicians may elect to utilize competing therapeutics instead of our products, significant revenues and market opportunities and our clinical trials may be adversely affected, which could materially and adversely affect our clinical trial outcomes.

At the appropriate time during the clinical development of any future product candidates, we would plan to enter into long-term agreements with third-party contract manufacturers for the commercial production and distribution of drug substance, drug product and other components of our commercial supply chain. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing practices, or cGMPs, that are capable of manufacturing any future product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization efforts.

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of product candidates for use or sale in foreign countries. We would not control the manufacturing process and would be completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of product candidates. If any such future manufacturers cannot successfully manufacture material that conforms to our specifications or the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they would not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities or manufacturers, which could result in delays in obtaining approval for the applicable product candidate.

In addition, contract manufacturers are subject to ongoing periodic inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements both prior to and following the receipt of marketing approval. Some of these inspections may be unannounced. Failure by any future manufacturer of ours to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could adversely affect supplies of product candidates and significantly harm our business, financial condition and results of operations.

Our anticipated future dependence upon others for the manufacture of any future product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates successfully may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to any future proprietary product candidates. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Patent applications may not result in patents being issued which protect any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does.

Even if patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with any of our future products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

Along with patent protection, we also rely on trade secret protection for certain aspects of technology platform, including certain aspects of our SMART Linker drug discovery platform. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing any future product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell any future product candidates and use our SMART Linker drug discovery platform without infringing the intellectual property and other proprietary rights of third parties. If any third-party patents or patent applications are found to cover any future product candidates or their methods of use, we may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to any future product candidates, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that any future product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing any future product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering any future product candidates, our competitive position would be adversely affected.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents or where any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of any future product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, which regulations differ from country to country. We, and any future collaborators, are not permitted to market product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Product candidates in the development phase are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any product candidate in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent any future product candidates from being marketed abroad.

In order to market and sell products in the European Union and many other jurisdictions, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020. Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached and much remains open.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for any future product candidates, which could significantly and materially harm our business.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for any future product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We, or any future collaborators, may seek orphan drug designations and may be unable to obtain such designations.

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

Even if we, or any future collaborators, obtain marketing approvals for a product candidate, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any product candidate for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

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

Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of any future product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

Any product candidates for which we, or any future collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any product candidates for which we, or any future collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborators, do not market any of our future product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

Under the Cures Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of any future product candidates, which would impact our ability to generate revenue.

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

Recently enacted and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of any future product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, or ACA, became law in 2010 and includes the following provisions of potential importance to any future product candidates that we may choose to develop:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any future product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA was unconstitutional, and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the U.S. Supreme Court to strike down the entirety of the ACA, and in November 2020 the court heard oral argument in the case, but it has not yet issued a ruling. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet needs for this condition, the treatment sponsor may apply for FDA fast track designation. Fast track designation does not ensure a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may seek and be granted rare pediatric disease designation by the FDA but that designation would not expedite or ensure approval of the applicable product candidate nor would it guarantee that we would receive a Priority Review Voucher if that product candidate is approved by the FDA.

The FDA has awarded rare pediatric disease Priority Review Vouchers to sponsors of drug candidates to treat rare pediatric disease products, if the treatment sponsors apply for this designation and meet certain criteria. Under this program, upon the approval of a qualifying NDA or biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The Priority Review Voucher may be sold or transferred an unlimited number of times. A rare pediatric disease designation does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. It also does not ensure expedited review or approval by the FDA of the product candidate. With passage of the 21st Century Cures Act in December 2016, the Rare Pediatric Disease Priority Review Voucher program was reauthorized until 2020. In addition, if a product candidate is designated before October 1, 2020, it is eligible to receive a voucher if it is approved before October 2022.

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

Risks Related to Employee Matters, Managing Growth and Information Technology

Our future success depends on our ability to retain our senior management and key employees.

We are highly dependent on members of our senior management, including Jill C. Milne, Ph.D., our President and Chief Executive Officer, Joanne Donovan, M.D., Ph.D., our Chief Medical Officer, Andrew Nichols, Ph.D., our Chief Scientific Officer, Andrew Komjathy, our Chief Commercial Officer, Noah Clauser, our Chief Financial Officer, and Ben Harshbarger, J.D., our Senior Vice President, General Counsel.

If we are unable to retain our executive officers or other key employees, replacing them may be difficult and may take an extended period of time because of the nature of our current business strategy and the limited number of individuals in our industry with the relevant breadth of skills and experience. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate replacements for our executive officers or key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

We rely on consultants and advisors, including financial, legal, scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy and to explore and evaluate strategic options. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us.

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

There are various quantitative listing requirements for a company to remain listed on the Nasdaq, including maintaining a minimum bid price of $1.00 per share. No assurance can be given that we will continue to remain compliant with the minimum bid price requirement or Nasdaq’s other continued listing requirements. For example, in August 2018, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market as required by Nasdaq Listing Rule 5450(a)(1). In order to regain compliance, on December 28, 2018, we effected a one-for-ten reverse split of our common stock. In addition, following our announcement on October 26, 2020 that, based on the results of the Phase 3 PolarisDMD trial, we were stopping all activities related to the edasalonexent program and that we plan to explore and evaluate strategic options, the trading price of our common stock on the Nasdaq Global Market dropped to a closing price of $1.56 per share on October 27, 2020, and closed at $1.39 per share on November 10, 2020, which substantially increases the likelihood that we may not remain compliant with the minimum bid price requirement or Nasdaq’s other continued listing requirements, which could put us at risk of being delisted from the Nasdaq Global Market. Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so.

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

Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our investors may lose some or all of their investments. The market price for our common stock may be influenced by many factors, including:

•	announcement of updates regarding, or the results of, our exploration and evaluation of strategic options;
•	the timing and results of clinical trials of any future product candidate;
•	commencement or termination of collaborations for any development programs we may pursue;
•	failure or discontinuation of any of any development programs we may pursue;
•	the success of existing or new competitive products or technologies;
•	results of clinical trials of product candidates of competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to a product candidate or clinical development program;
•	the results of any additional efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts that cover our stock;
•	announcement or expectation of additional financing efforts;
•	announcement of collaborations, licenses, acquisitions or other comparable forms of transactions;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, including political instability, or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic; and
•	the other factors described in this “Risk Factors” section.

Additionally, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2020, we had outstanding 20,077,337 shares of common stock. As of September 30, 2020, we had outstanding warrants to purchase 4,200,000 shares of common stock at an exercise price of $12.00 per share, and 1,991,300 shares of common stock at an exercise price of $6.25 per share. These warrants are fully exercisable, and we have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates. Additionally, we have an ongoing sales agreement with Cowen and Company LLC, pursuant to which we could issue and sell shares of common stock under at-the-market offering programs.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below:

Exhibit Number	Exhibit
10.1	Catabasis Pharmaceuticals, Inc. Amended and Restated Executive Severance Benefits Plan, effective October 7, 2020
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catabasis Pharmaceuticals, Inc.

Date: November 12, 2020	By:	/s/ Noah C. clauser
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)