Form 10-K/A
period 2020-12-31
CATABASIS PHARMACEUTICALS INC
filed 2021-04-19
CIK 1454789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on March 11, 2021.

PART IV
Item 15.
Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Catabasis Pharmaceuticals, Inc.
Date: April 19, 2021	By:	/s/ Jill C. Milne

Jill C. Milne
President and Chief Executive Officer