Form 10-Q
period 2021-06-30
CATABASIS PHARMACEUTICALS INC
filed 2021-08-09
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 30, 2021, there were 76,948,803 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27
Item 1A.	Risk Factors	27
Item 6.	Exhibits	27

SIGNATURES		28

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

These forward-looking statements include, among other things, statements about:

●	our expectations regarding the timing of our planned filing of an initial investigational new drug application, or IND, for our product candidate QLS-215 and the timing, nature, goals and results of our planned Phase 1 and Phase 1b/2 clinical trials of QLS-215, including that favorable results from the planned Phase 1 trial could establish proof of concept for the differentiation of QLS-215 as a potential treatment for hereditary angioedema, or HAE;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of QLS-215 as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of QLS-215 to be the best-in-class and most patient-friendly chronic treatment option for HAE, and the nature and anticipated growth of the global HAE market and HAE therapies;
●	our expectations that pre-clinical data of QLS-215 may be replicated in clinical data;
●	our expectations that the acquisition of Quellis Biosciences, Inc., or “Quellis”, may be an opportunity to create significant stockholder value;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or pre-clinical development activities;
●	our commercialization, marketing and manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our use of the proceeds from the private placement completed in February 2021;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$139,520	$24,930
Short-term investments	—	20,000
Prepaid expenses and other current assets	532	1,395
Total current assets	140,052	46,325
Right-of-use asset	717	966
Other assets	176	165
Total assets	$140,945	$47,456
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$619	$1,544
Accrued expenses	2,714	4,197
Current portion of operating lease liabilities	655	649
Total current liabilities	3,988	6,390
Long-term portion of operating lease liabilities	58	397
Total liabilities	4,046	6,787
Commitments
Stockholders’ equity:
Series X redeemable convertible preferred stock, $0.001 par value per share, 37,848 shares authorized; 32,545 shares issued and outstanding as of June 30, 2021 and no shares issued and outstanding as of December 31, 2020	99,770	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 76,948,803 and 20,084,337 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	77	20
Additional paid-in capital	475,499	301,546
Accumulated deficit	(438,447)	(260,897)
Total stockholders’ equity	136,899	40,669
Total liabilities and stockholders’ equity	$140,945	$47,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,478	$6,750	$6,071	$12,039
General and administrative	4,008	2,803	6,881	5,555
Acquired in-process research and development	—	—	164,617	—
Total operating expenses	7,486	9,553	177,569	17,594
Loss from operations	(7,486)	(9,553)	(177,569)	(17,594)
Other income (expense):
Interest and investment income	40	60	53	227
Other expense, net	(20)	(15)	(34)	(93)
Total other income, net	20	45	19	134
Net loss	(7,466)	(9,508)	(177,550)	(17,460)
Dividend on convertible preferred stock related to beneficial conversion feature and issuance costs	(24,437)	—	(24,437)	—
Net loss attributable to common shareholders	$(31,903)	$(9,508)	$(201,987)	$(17,460)
Net loss per share - basic and diluted	$(0.89)	$(0.53)	$(6.93)	$(1.03)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	35,880,580	17,967,495	29,167,672	16,933,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,466)	$(9,508)	$(177,550)	$(17,460)
Other comprehensive gain:
Gain on short-term investments	—	16	—	1
Total other comprehensive gain:	—	16	—	1
Comprehensive loss	$(7,466)	$(9,492)	$(177,550)	$(17,459)

The accompanying notes are an integral part of these condensed consolidated financial statements

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Series X redeemable convertible preferred stock, shares
Balance, beginning of period	86,077	—	—	—
Issuance of preferred stock in a private offering of public equity, net of issuance costs	—	—	35,573	—
Issuance of preferred stock upon acquisition of Quellis	—	—	50,504	—
Reclassification of preferred stock to permanent equity	(86,077)	—	(86,077)	—
Balance, end of period	—	—	—	—
Series X redeemable convertible preferred stock, value
Balance, beginning of period	$240,881	$—	$—	$—
Issuance of preferred stock in a private offering of public equity, net of issuance costs	—	—	84,696	—
Issuance of preferred stock upon acquisition of Quellis	—	—	156,185	—
Reclassification of preferred stock to permanent equity	(240,881)	—	(240,881)	—
Balance, end of period	$—	$—	$—	$—

Series X redeemable convertible preferred stock, shares
Balance, beginning of period	—	—	—	—
Reclassification of preferred stock to permanent equity	86,077	—	86,077	—
Conversion of preferred stock into common stock	(53,532)	—	(53,532)	—
Balance, end of period	32,545	—	32,545	—
Series X redeemable convertible preferred stock, value
Balance, beginning of period	$—	$—	$—	$—
Reclassification of preferred stock to permanent equity	240,881	—	240,881	—
Conversion of preferred stock into common stock	(165,548)	—	(165,548)	—
Dividend on convertible preferred stock related to beneficial conversion feature and issuance costs	24,437		24,437
Balance, end of period	$99,770	$—	$99,770	$—
Common stock, shares
Balance, beginning of period	23,417,006	17,897,172	20,084,337	12,433,600
Issuance of common stock upon acquisition of Quellis	—	—	3,332,669	—
Issuance of common stock upon the conversion of preferred stock	53,531,797		53,531,797	—
Issuance of common stock for at-the-market offerings	—	926,429	—	1,100,001
Issuance of common stock and warrants in public offerings	—	—	—	5,290,000
Balance, end of period	76,948,803	18,823,601	76,948,803	18,823,601
Common stock, par value
Balance, beginning of period	$23	$18	$20	$12
Issuance of common stock upon acquisition of Quellis	—	—	3	—
Issuance of common stock upon the conversion of preferred stock	54	—	54	—
Issuance of common stock for at-the-market offerings	—	1	—	2
Issuance of common stock and warrants in public offerings	—	—	—	5
Balance, end of period	$77	$19	$77	$19
Additional paid-in capital
Balance, beginning of period	$329,813	$285,257	$301,546	$259,305
Issuance of preferred stock in a private offering of public equity, net of issuance costs	—	—	19,565	—
Issuance of common stock upon acquisition of Quellis	—	—	8,095	—
Issuance of common stock in a public offering, net of issuance costs	—	—	—	24,554
Issuance of common stock upon the conversion of preferred stock	165,495	—	165,495	—
Dividend on convertible preferred stock related to beneficial conversion feature and issuance costs	(24,437)		(24,437)
Expense related to warrants inherited in acquisiton of Quellis	146	—	387	—
Reclassification of warrant liability to additional paid-in capital	3,468	—	3,468	—
Issuance of common stock for at-the-market offerings	—	6,269	—	7,328
Stock-based compensation expense	1,014	371	1,380	710
Balance, end of period	$475,499	$291,897	$475,499	$291,897
Accumulated deficit
Balance, beginning of period	$(430,981)	$(231,549)	$(260,897)	$(223,597)
Net loss	(7,466)	(9,508)	(177,550)	(17,460)
Balance, end of period	$(438,447)	$(241,057)	$(438,447)	$(241,057)
Accumulated other comprehensive loss
Balance, beginning of period	$—	$(15)	$—	$—
Realized loss on short-term investments	—	16	—	1
Balance, end of period	$—	$1	$—	$1
Total stockholders' equity	$136,899	$50,860	$136,899	$50,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(177,550)	$(17,460)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of acquired in-process research and development	164,612	—
Stock-based compensation expense	1,380	710
(Gain) loss on warrants inherited in acquisiton of Quellis	(700)	—
Other non-cash items	10	23
Changes in assets and liabilities:
Prepaid expenses and other assets	999	1,079
Right-of-use asset- operating	(85)	134
Accounts payable	(2,900)	(26)
Accrued expenses	(1,882)	1,085
Net cash used in operating activities	(16,116)	(14,455)
Investing activities
Purchases of short-term investments	—	(42,777)
Sales and maturities of short-term investments	20,000	67,110
Cash acquired in acquisition of Quellis	6,466	—
Purchases of property and equipment	(21)	(23)
Net cash provided by investing activities	26,445	24,310
Financing activities
Proceeds from public offering, net of issuance costs	—	24,559
Proceeds from private offering of public equity, net of issuance costs	104,261	—
Proceeds from at-the-market offering, net of issuance costs	—	7,330
Net cash provided by financing activities	104,261	31,889
Net increase in cash, cash equivalents and restricted cash	114,590	41,744
Cash, cash equivalents and restricted cash, beginning of period	25,051	10,376
Cash, cash equivalents and restricted cash, end of period	$139,641	$52,120
Supplemental disclosure of non-cash transactions:
Conversion of Series X Preferred Stock into common stock	$165,549	$—
Non-cash dividend on convertible preferred stock	$24,437	$—
Reclassification of warrant liability to additional paid-in capital	$3,468	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Catabasis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization and Operations

The Company

Catabasis Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Its mission is to bring hope with life-changing therapies to patients and families. On October 26, 2020, the Company announced that the Phase 3 PolarisDMD trial of the Company’s previous lead product candidate, edasalonexent, for the treatment of Duchenne muscular dystrophy (DMD) did not meet its primary and secondary endpoints. Based on these results, the Company announced that it was stopping activities related to the development of edasalonexent, including the Company’s ongoing open-label extension trial. On January 28, 2021, the Company acquired Quellis Biosciences, Inc (“Quellis”). The Company's lead product candidate, which was acquired in the Quellis acquisition, is QLS-215, a monoclonal antibody inhibitor of plasma kallikrein in preclinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. The Company was incorporated in the State of Delaware on June 26, 2008.

Agreement and Plan of Merger

On January 28, 2021, the Company acquired Quellis (the “Quellis Acquisition”). Under the terms of the Merger Agreement, the Company issued to the stockholders of Quellis 3,332,669 shares of the Company’s common stock, par value $0.001 per share, and 50,504 shares of newly designated Series X redeemable convertible preferred stock (“Series X Preferred Stock”) (as described below). The Series X Preferred Stock had a conversion value on the closing date of $122.7 million. In addition, the Company assumed options granted under the Quellis stock option plan, which became options to purchase 332,494 shares of the Company’s common stock, a warrant to purchase 2,805 shares of Series X Preferred Stock at an exercise price of $341.70 per share, and a warrant to purchase 185,136 shares of the Company’s common stock at an exercise price of $0.35 per share, which warrants are exercisable until December 14, 2030. Upon stockholder approval of the Conversion Proposal (as defined below) on June 2, 2021, the warrant to purchase Series X Preferred Stock was converted into the right to purchase 2,805,000 shares of the Company’s common stock, at a per share exercise price of $0.35 per share.

Stock Purchase Agreement and Series X Preferred Stock

Concurrent with the Quellis Acquisition, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors. Pursuant to the Purchase Agreement, the Company sold an aggregate of 35,573 shares of Series X Preferred Stock for gross proceeds of approximately $110.0 million, and net proceeds of $104.3 million (the “February 2021 Financing”). In accounting for the Purchase Agreement, the Company recorded a beneficial conversion feature of $19.6 million and issuance costs of $5.7 million. The combined total was treated as a discount to the value of Series X Preferred Stock, See Note 2 – “Summary of Significant Accounting Policies” for further discussion.

As a result of the Quellis Acquisition and the February 2021 Financing, in 2021 the Company issued the following Series X Preferred Stock or warrants to purchase Series X Preferred Stock:

	Series X	Common Stock
	Preferred	Issuable Upon
	Stock at	Conversion at
	Transaction	Transaction
	Date	Date
Outstanding shares issued in merger	50,504	50,504,000
Outstanding shares issued in February 2021 Financing	35,573	35,573,000
Warrants assumed in merger	2,805	2,805,000
Total	88,882	88,882,000

At its 2021 Annual Meeting of Stockholders on June 2, 2021, the Company’s stockholders approved the conversion of the Company’s Series X Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) (the “Conversion Proposal”). Following stockholder approval of the Conversion Proposal, each share of Series X Preferred Stock then outstanding automatically converted into 1,000 shares of the Company’s common stock, subject to certain beneficial ownership limitations, including that a holder of Series X Preferred Stock is prohibited from converting shares of Series X Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be initially set at 9.99% and thereafter adjustable by the holder to a number between 4.99% and 19.99%) of the total number of shares of the Company’s common stock issued and outstanding immediately after giving effect to such conversion. As of June 30, 2021, 53,532 shares of Series X Preferred Stock were converted into 53,531,797 shares of common stock and 32,545 shares of Series X Preferred Stock remained outstanding. Outstanding shares of Series X Preferred Stock are subject to conversion at the option of the holder.

Prior to stockholder approval of the Conversion Proposal, the terms of the Series X Preferred Stock included a cash redemption feature. This cash redemption feature resulted in substantial doubt about the Company’s ability to continue as a going concern as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2021.  Upon stockholder approval of the Conversion Proposal, the cash redemption feature was eliminated and, consequently, there is no longer substantial doubt about the Company’s ability to continue as a going concern for at least twelve months subsequent to the issuance of these financial statements.

Holders of Series X Preferred Stock are entitled to receive dividends, subject to certain beneficial ownership limitations, on shares of Series X Preferred Stock equal, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the Company’s common stock. Except as otherwise required by law, the Series X Preferred Stock does not have voting rights. However, as long as any shares of Series X Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series X Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series X Preferred Stock or alter or amend the Certificate of Designation that authorized the Series X Preferred Stock, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X Preferred Stock, (ii) issue further shares of Series X Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series X Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

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

Liquidity

The Company has entered into various sales agreements with Cowen and Company LLC (“Cowen”), pursuant to which the Company could issue and sell shares of common stock under at-the-market offering programs. On May 20, 2021, the Company terminated its sales agreement with Cowen. On June 30, 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company could issue and sell shares of common stock of up to $25.0 million under at-the-market offering programs (collectively, with the Cowen at-the-market offering program, the “ATM Programs”). The Company pays 3% of the gross proceeds from any common stock sold through the ATM Programs. As of June 30, 2021, the Company has not sold any shares of common stock pursuant to the Jeffries agreement and $25.0 million of common stock remains available for sale under the Jefferies agreement.

During the six months ended June 30, 2020, the Company sold an aggregate of 1,100,001 shares of common stock pursuant to the ATM Programs, at an average price of $6.87 per share, for net proceeds of $7.3 million after deducting sales commissions and offering expenses. There was no activity from the ATM Programs during the six months ended June 30, 2021.

As of June 30, 2021, the Company had an accumulated deficit of $438.4 million and had available cash and cash equivalents of $139.5 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity or other financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these condensed financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2020 and notes thereto included in the 2020 Annual Report on Form 10-K.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the Company’s dilutive net loss per share calculation, preferred stock, stock options and warrants to purchase common stock and preferred stock were considered to be common stock equivalents but were excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2021	2020
Series X Preferred Stock (1)	32,545,203	—
Stock options	7,930,334	1,301,262
Common stock warrants	9,183,885	6,193,749
	49,659,422	7,495,011

(1)    Shown as common stock equivalents

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$139,520	$51,885
Restricted cash (1)	121	235
Total	$139,641	$52,120

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

Preferred Stock Discount

As discussed above, in February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were taken as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon the shareholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of June 30, 2021, $24.4 million of the above amounts were accounted for as a non-cash return related to shares of Series X Preferred Stock.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2020 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and six months ended June 30, 2021 that had a material impact on the Company’s results of operations or financial position.

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

In the estimation of fair value of the asset purchase consideration, the Company used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D. As QLS-215 had not, at the time of the Quellis Acquisition, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in the Company’s consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

4.    Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2021 or 2020.

The Company’s investment portfolio may include fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company has from time to time invested in certain reverse repurchase agreements which are collateralized by deposits in the form of U.S. Government Securities and Obligations for an amount no less than 102% of their value. The Company has not recorded an asset or liability for the collateral as the Company was not permitted to sell or re-pledge the collateral. The collateral had at least the prevailing credit rating of U.S. Government Treasuries and Agencies. The Company utilized a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

The Company accounted for warrants to purchase its stock pursuant to Accounting Standards Codification (“ASC”) Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for common stock and preferred stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value and any changes in fair value are reflected in research and development expense. The warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement.

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2021
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,841	$—	$—	$1,841
Reverse repurchase agreements	—	39,000	—	39,000
Total assets	$1,841	$39,000	$—	$40,841

	As of December 31, 2020
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$22,999	$—	$—	$22,999
Short-term investments:
Reverse repurchase agreements	—	20,000	—	20,000
Total assets	$22,999	$20,000	$—	$42,999

At June 30, 2021 and December 31, 2020, cash equivalents approximated their fair value due to their short-term nature.

The warrant liability was valued based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company estimated the fair value of the warrant liability using Black-Scholes option-pricing models and assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions including the fair value per share of the underlying security, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying security (in thousands).

June 30, 2021
Balance at beginning of year	$—
Issuance of warrants	4,332
(Decrease) increase in the fair value of the warrants	$(864)
Reclassification of warrant liability to additional paid-in capital	(3,468)
Ending balance	$—

5.    Short-Term Investments

The Company did not hold any short-term investments at June 30, 2021. The following table summarizes the short-term investments held at December 31, 2020 (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2020
Reverse repurchase agreements	$20,000	$—	$—	$20,000
Total	$20,000	$—	$—	$20,000

The contractual maturities of all short-term investments held at December 31, 2020 were one year or less. There were no short-term investments in an unrealized loss position at December 31, 2020.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three and six-month periods ended June 30, 2021 and 2020 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020.

6.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued compensation	$1,018	$1,719
Accrued contracted research costs	790	1,726
Accrued professional fees	663	356
Accrued other	180	—
Accrued severance	63	396
Total	$2,714	$4,197

7.    Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of June 30, 2021, the Company had 32,545 shares of Series X Preferred Stock outstanding. Refer to Note 1 “Organization and Operations” regarding the Company’s issuance of Series X Preferred Stock in January 2021 and February 2021.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at June 30, 2021:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2014	Common Stock	1,227	$122.12	8/26/2021
2015	Common Stock	1,227	$122.12	3/30/2022
2018	Common Stock	4,199,995	$12.00	6/21/2023
2019	Common Stock	1,991,300	$6.25	2/7/2024
2021	Common Stock	2,990,136	$0.35	12/14/2030
Total		9,183,885
Weighted average exercise price			$6.99
Weighted average life in years				4.55

8.    Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	June 30,	December 31,
	2021	2020
Warrants for the purchase of common stock	9,183,885	6,193,749
Options outstanding to purchase common stock	7,930,334	1,367,667
Options available for future issuance to purchase common stock	1,697,308	1,936,173
Shares reserved for the employee stock purchase plan	185,421	148,951
Total	18,996,948	9,646,540

As of June 30, 2021, the Company also had 32,545 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock outstanding is convertible into 1,000 shares of the Company’s common stock, subject to certain beneficial ownership limitations at the holder’s option. See Note 1 “Organization and Operations” for additional detail.

9.    Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in thousands)
Outstanding at December 31, 2020	1,367,667	$11.38	8.13	$—
Granted	6,447,000	$2.74
Assumed in Quellis Acquisition	332,494	$0.29
Cancelled or forfeited	(208,152)	$8.71
Expired	(8,675)	$16.70
Outstanding at June 30, 2021	7,930,334	$3.96	9.44	$662
Vested and exercisable at June 30, 2021	770,141	$14.07	7.31	$207

There were no options exercised in the three or six months ended June 30, 2021 and 2020. The total grant date fair value of options vested for the three months ended June 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively. The total grant date fair value of options vested for the six months ended June 30, 2021 and 2020 was $1.0 million and $0.8 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended June 30, 2021 and 2020 was $1.73 and $4.00, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the six months ended June 30, 2021 and 2020 was $1.73 and $3.64, respectively.

At June 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $12.7 million. The Company expects to recognize that cost over a weighted-average period of approximately 3.3 years.

10.   Subsequent Events

Reverse Stock Split

On August 4, 2021, the Company’s Board of Directors approved a reverse stock split of its outstanding shares of common stock at a ratio of one-for-six. The reverse stock split will become effective on August 19, 2021 pursuant to a Certificate of Amendment to its Certificate of Incorporation to be filed with the Secretary of State of the State of Delaware. The reverse stock split was approved by the Company's stockholders at the Company's Annual Meeting of Stockholders on June 2, 2021. All share and per share amounts of the common stock included in the accompanying consolidated financial statements have been presented without giving effect to the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections entitled “Risk Factors” and “Summary of the Material Risks Associated with Our Business” in our 2020 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our mission is to bring hope with life-changing therapies to patients and families. Our lead product candidate is QLS-215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in preclinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. QLS-215 has the potential to be the most patient-friendly chronic treatment option, based on the data generated to date and the existing HAE treatment landscape.

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

HAE is a rare, debilitating and potentially life-threatening disease. The treatment options for patients with HAE have improved, however there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The vision for our lead program, QLS-215, is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein for HAE prophylaxis that is able to treat HAE by achieving sustained blood levels of QLS-215 with dosing once every three months or longer. Plasma kallikrein, when uninhibited as occurs in HAE, produces bradykinin that causes pathologic vascular permeability, vasodilation and ultimately excessive tissue swelling. QLS-215 is a humanized monoclonal antibody that in preclinical studies potently inhibits the production of bradykinin by plasma kallikrein and has a long plasma half-life that may potentially enable patients to dose less frequently and potentially be more effective than existing HAE treatments. QLS-215 is currently in preclinical development and we expect to submit an Investigational New Drug application, or IND, for QLS-215 in mid-2022 and plan to initiate a Phase 1 clinical trial with initial results anticipated by the end of 2022. We believe that this clinical trial has the opportunity to establish proof of concept for the differentiated profile of QLS-215. Subsequently, assuming positive data from the Phase 1 clinical trial, we plan to initiate a Phase 1b/2 trial in patients with HAE in 2023 with initial results anticipated by the end of 2023.

Our vision for QLS-215 is supported by preclinical data of the in vitro potency and antibody half-life in non-human primates. Multiple experiments have confirmed that QLS-215 is approximately 10-fold more potent than lanadelumab, a monoclonal antibody inhibitor of plasma kallikrein commercialized under the name TAKHZYRO and an approved prophylactic treatment for HAE, in inhibiting bradykinin production. In cynomolgus monkey studies, lanadelumab was observed to have a half-life of approximately 10 days, which is consistent with what has been reported in U.S. Food and Drug Administration review documents and publications for lanadelumab in non-human primates. QLS-215 was administered at the same dose as lanadelumab and the observed half-life was approximately 34 days, which is about a three to four-fold longer half-life than observed for lanadelumab. We believe this could translate to a half-life of several months for QLS-215 in humans. If this longer half-life is demonstrated in clinical trials, it has the potential to enable dosing once every three months or longer. These preclinical data suggest that at equal doses QLS-215 would have a significantly longer duration of action than lanadelumab and could result in QLS-215 being an effective prophylactic therapy for patients with HAE due to inhibition of the pathologic activity of plasma kallikrein for an extended time period.

January 2021 Quellis Acquisition and February 2021 Financing

In January 2021, we acquired Quellis pursuant to an Agreement and Plan of Merger, or the Merger Agreement, by and among us, Cabo Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary, or the First Merger Sub, Cabo Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary, or the Second Merger Sub, and Quellis, or the Quellis Acquisition. Pursuant to the Merger Agreement,  the First Merger Sub merged with and into Quellis, pursuant to which Quellis was the surviving entity and became a wholly owned subsidiary of Catabasis, or the First Merger. Immediately following the First Merger, Quellis merged with and into the Second Merger Sub, pursuant to which the Second Merger Sub was the surviving entity, or the Second Merger and, together with the First Merger, the Merger.  Under the terms of the Merger Agreement, at the closing of the Merger, we issued to the Quellis stockholders 3,332,669 shares of our common stock, and 50,504 shares of newly designated Series X Preferred Stock (as described below). In addition, we assumed outstanding Quellis stock options, which became options for 332,494 shares of our common stock, and assumed a warrant exercisable for Quellis common stock, which became a warrant to purchase 2,805 shares of Series X Preferred Stock at an exercise price of $341.70 per share, and a warrant to purchase 185,136 shares of our common stock at an exercise price of $0.35 per share. Upon stockholder approval of the Conversion Proposal (as defined below) on June 2, 2021, the warrant to purchase Series X Preferred Stock was converted into the right to purchase 2,805,000 shares of our common stock, at a per share exercise price of $0.35 per share.

In January 2021, we also entered into a Stock Purchase Agreement, or the Purchase Agreement, with certain institutional and accredited investors pursuant to which, we sold an aggregate of 35,573 shares of Series X Preferred Stock for an aggregate purchase price of $110.0 million, or the February 2021 Financing. Our stockholders approved the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a), or the Conversion Proposal, at our annual stockholders meeting on June 2, 2021. On the fourth business day after the approval, each share of Series X Preferred Stock automatically converted into 1,000 shares of common stock, subject to certain beneficial ownership limitations, including that a holder of Series X Preferred Stock is prohibited from converting shares of Series X Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be initially set at 9.99% and thereafter adjustable by the holder to a number between 4.99% and 19.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Shares of Series X Preferred Stock not converted automatically are thereafter subject to conversion at the option of the holder, subject to certain beneficial ownership limitations. As of June 30, 2021, 53,532 shares of Series X Preferred Stock were converted into 53,531,797 shares of common stock and 32,545 shares of Series X Preferred Stock remained outstanding.

Reverse Stock Split

On August 4, 2021, our Board of Directors approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-six. The reverse stock split will become effective on August 19, 2021 pursuant to a Certificate of Amendment to our Certificate of Incorporation to be filed with the Secretary of State of the State of Delaware. The reverse stock split was approved by our stockholders at our Annual Meeting of Stockholders on June 2, 2021. All share and per share amounts of the common stock included in the accompanying consolidated financial statements have been presented without giving effect to the reverse stock split.

Financial Overview

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	expenses incurred under agreements with third parties, including contract research organizations that conduct clinical trials and research and development and preclinical activities on our behalf;
●	the cost of consultants;
●	the cost of lab supplies and acquiring, developing and manufacturing study materials; and
●	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

The following table summarizes our research and development expenses by program (in thousands):

	Six Months Ended June 30,
	2021	2020
Edasalonexent	$615	$7,955
QLS-215	2,861	—
Other research and platform programs	478	—
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	2,200	2,984
Facilities	156	326
Consultants and professional expenses, including stock-based compensation	(292)	551
Other	53	223
Total costs not directly allocated to programs	2,117	4,084
Total research and development expenses	$6,071	$12,039

Based on the results of the Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, which we announced in October 2020, we stopped all activities related to the development of edasalonexent, including the ongoing GalaxyDMD open-label extension trial. We have also stopped all activities related to our CAT-5571 program.

We expect to incur significant research and development expenses in the year ending December 31, 2021 and in future periods in connection with the preclinical and clinical activities related to the development of QLS-215. Because of this, we expect that our research and development expenses over the next several quarters will be comparable to the prior year periods. Development of QLS-215 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from any such product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing product candidates, including the uncertainties of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful enrollment in, and completion of clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	launching commercial sales, if and when we are able to obtain marketing approval, whether alone or in collaboration with others; and
●	a continued acceptable safety profile following approval.

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

Reduction in Workforce

In December 2020, following the decision to stop development of edasalonexent, we announced that we were reducing our workforce during the quarter ended December 31, 2020. The reduction resulted in total expenses for employee severance and employee benefits of $0.6 million, of which $0.2 million was recorded during the six months ended June 30, 2021. No additional severance expense related to the reduction in workforce is expected to be recorded in future periods. As of June 30, 2021, $0.1 million remains to be paid out, all of which will be paid in 2021.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our 2020 Annual Report on Form 10-K, other than the addition of accounting for IPR&D expense as described in Note 3, “Acquisition of Quellis” to condensed consolidated financial statements including in this Quarterly Report on Form 10-Q.

Results of Operations

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions.

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the dollar change in those items (in thousands):

	Three Months Ended June 30,		Period-to-
	2021	2020	Period Change
Operating expenses:
Research and development	$3,478	$6,750	$(3,272)
General and administrative	4,008	2,803	1,205
Total operating expenses	7,486	9,553	(2,067)
Loss from operations	(7,486)	(9,553)	2,067
Other income, net	20	45	(25)
Net loss	$(7,466)	$(9,508)	$2,042

Research and Development Expenses

Research and development expenses decreased by $3.3 million to $3.5 million for the three months ended June 30, 2021 from $6.8 million for the three months ended June 30, 2020, a decrease of 48%. The decrease in research and development expenses was primarily attributable to a $4.6 million decrease in costs to support our edasalonexent program due to stopping activities associated with conducting ongoing clinical trials, a $0.9 million decrease in professional expenses, a $0.5 million decrease in employee related expenses, and a $0.1 million decrease to the research and development portion of facilities expense. These decreases were partially offset by a $2.4 million increase in costs to support pre-clinical development of the QLS-215 program, and a $0.4 million increase in other research and platform programs.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $4.0 million for the three months ended June 30, 2021 from $2.8 million for the three months ended June 30, 2020, an increase of 43%. The increase was attributable to a $0.7 million increase in employee related costs, a $0.5 million increase in consulting and professional fees, and a $0.1 million increase in insurance expense. These increases were partially offset by a $0.1 million decrease in our Delaware franchise tax fee.

Other Income, Net

Other income, net decreased by $25,000 to $20,000 thousand for the three months ended June 30, 2021 from $45,000 for the three months ended June 30, 2020. The decrease was primarily attributable to a decrease in interest and investment income due to lower interest rates and an increase in foreign currency fluctuation.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the dollar change in those items (in thousands):

	Six Months Ended June 30,		Period-to-
	2021	2020	Period Change
Operating expenses:
Research and development	$6,071	$12,039	$(5,968)
General and administrative	6,881	5,555	1,326
Acquired in-process research and development	164,617	—	164,617
Total operating expenses	177,569	17,594	159,975
Loss from operations	(177,569)	(17,594)	(159,975)
Other income, net	19	134	(115)
Net loss	$(177,550)	$(17,460)	$(160,090)

Research and Development Expenses

Research and development expenses decreased by $6.0 million to $6.1 million for the six months ended June 30, 2021 from $12.0 million for the six months ended June 30, 2020, a decrease of 50%. The decrease in research and development expenses was primarily attributable to a $7.4 million decrease in costs to support our edasalonexent program due to stopping activities associated with conducting ongoing clinical trials, a $0.8 million decrease in employee related expenses, a $0.8 million decrease in professional fees, a $0.2 million decrease to the research and development portion of facilities expense and a $0.2 million decrease to the research and development portion of general office expenses. These decreases were partially offset by a $2.9 million increase in costs to support pre-clinical development of the QLS-215 program, a $0.5 million increase in other research and platform programs.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $6.9 million for the six months ended June 30, 2021 from $5.6 million for the six months ended June 30, 2020, an increase of 24%. The increase was attributable to a $1.0 million increase in employee related costs, a $0.2 million increase in consulting and professional fees, and a $0.2 million increase in insurance expense. These increases were partially offset by a $0.1 million decrease in our Delaware franchise tax fee.

Acquired In-process Research and Development (IPR&D) Expense

Acquired IPR&D expense was $164.6 million during the six months ended June 30, 2021. Acquired IPR&D expense resulted from the Quellis Acquisition in January 2021. The acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as an expense as of the closing date of the Quellis Acquisition. No acquired IPR&D expenses were incurred during the six months ended June 30, 2020.

Other Income, Net

Other (expense) income, net decreased by $0.1 million to $19,000 for the six months ended June 30, 2021 from $0.1 million for the six months ended June 30, 2020. The decrease was primarily attributable to a decrease in interest and investment income due to lower interest rates and an increase in foreign currency fluctuation.

Liquidity and Capital Resources

From our inception through June 30, 2021, we raised an aggregate of $426.0 million, through various private placements of preferred stock, our initial public offering, as well as various other registered equity offerings, including underwritten public offerings, ATM Programs (as defined below), and stock option and warrant exercises.

As of June 30, 2021, we had cash and cash equivalents of $139.5 million. We expect that our existing cash and cash equivalents are sufficient to support our operating expenses through 2023.

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

February 2021 Financing

On January 28, 2021 we entered into a Stock Purchase Agreement, or the Purchase Agreement, with certain institutional and accredited investors (the “February 2021 Financing”). Pursuant to the Purchase Agreement, we sold an aggregate of 35,573 shares of Series X Preferred Stock on the February 1, 2021 closing date for gross proceeds of approximately $110.0 million, and net proceeds of $104.3 million.

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

At-the-Market Offering

We have entered into various sales agreements with Cowen and Company LLC (“Cowen”), pursuant to which we could issue and sell shares of common stock, under at-the-market offering programs. On May 20, 2021, we terminated our sales agreement with Cowen. On June 30, 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we could issue and sell shares of common stock, of up to $25.0 million under at-the-market offering programs (collectively, with the Cowen at-the-market offering program, the “ATM Programs”). We pay 3% of the gross proceeds from any common stock sold through the ATM Programs. As of June 30, 2021, we have not sold any shares of common stock pursuant to the Jeffries agreement and $25.0 million of common stock remains available for sale under the Jefferies agreement.

During the six months ended June 30, 2020, we sold an aggregate of 1,100,001 shares of common stock pursuant to our ATM Programs at a weighted average price of $6.87 per share, for gross proceeds of $7.6 million and net proceeds of $7.3 million. There was no activity from the ATM Programs during the six months ended June 30, 2021.

Cash Flows

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(16,116)	$(14,455)
Net cash provided by investing activities	26,445	24,310
Net cash provided by financing activities	104,261	31,889
Net increase in cash, cash equivalents and restricted cash	$114,590	$41,744

Net Cash Used in Operating Activities

Net cash used in operating activities was $16.1 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $177.6 million adjusted for the non-cash portion of acquired IPR&D of $164.6 million, stock-based compensation expense of $1.4 million, a gain on warrants of $0.7 million, and a net increase in net assets of $3.8 million, which resulted primarily from a decrease in accounts payable of $2.9 million, a decrease in accrued expenses of $1.9 million, partially offset by a decrease in prepaid expenses of $1.0 million.

Net cash used in operating activities was $14.5 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $17.5 million adjusted for stock-based compensation of $0.7 million and a net decrease in net assets of $2.3 million, which resulted primarily from a decrease in prepaid expenses and other assets of $1.2 million, and an increase in accrued expenses of $1.1 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $26.4 million for the six months ended June 30, 2021 and consisted primarily of proceeds from maturities of short-term investments of $20.0 million and cash acquired in the Quellis Acquisition of $6.4 million. Net cash provided by investing activities was $24.3 million for the six months ended June 30, 2020 and consisted of proceeds from maturities of short-term investments of $67.1 million partially offset by purchases of short-term investments of $42.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $104.3 million during the six months ended June 30, 2021, which was attributable to net proceeds of $104.3 million from the February 2021 Financing. Net cash provided by financing activities was $31.9 million during the six months ended June 30, 2020, which was primarily attributable to net proceeds of $24.6 million from the January 2020 Financing and net proceeds of $7.3 million from our ATM programs.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party pre-clinical research and development services, legal and other regulatory expenses and general overhead.

As of June 30, 2021, we had an accumulated deficit of $438.4 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of June 30, 2021, we had available cash and cash equivalents of $139.5 million. We expect that our existing cash and cash equivalents are sufficient to support our operating expenses through 2023.

Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	our ability to integrate QLS-215 into our operations and meet our overall timing expectations for the program;
●	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, QLS-215 and any future product candidates, including potential future clinical trials;
●	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, and scaling up the manufacturing of drug substance and drug product to clinical and commercial scale, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	if we obtain marketing approval of any of our product candidates, revenue, if any, received from commercial sales of our product candidates;

●	if we obtain marketing approval of any of our product candidates, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to QLS-215 in HAE;
●	our headcount growth and associated costs;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the impact of the COVID-19 pandemic on our operations, business and prospects; and ·the costs of operating as a public company.

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

Contractual Obligations

As of June 30, 2021, there had been no material changes to our contractual obligations and commitments disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $139.5 million and, as of December 31, 2020, we had cash, cash equivalents and short-term investments of $44.9 million. Our cash equivalents as of June 30, 2021 consisted of money market funds and U.S. reverse repurchase agreements. Our cash equivalents as of December 31, 2020 consisted of money market funds. Our short-term investments as of December 31, 2020 consisted of U.S. reverse repurchase agreements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income.

As of June 30, 2021 and December 31, 2020, we had no material liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below:

Exhibit Number	Exhibit
10.1

Catabasis Pharmaceuticals, Inc. Amended and Restated 2015 Stock Incentive Plan, effective as of June 2, 2021 (incorporated by reference to Exhibit 99.1 to the Form 8-K (File No. 001-37467) filed with the Securities and Exchange Commission on June 2, 2021)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catabasis Pharmaceuticals, Inc.

Date: August 9, 2021	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)