Form 10-K
period 2021-12-31
Astria Therapeutics, Inc.
filed 2022-03-10
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-37467

Astria Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3687168
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 High Street Floor 28
Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 349-1971

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ATXS	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ⌧ No

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

Large accelerated filer ☐	Accelerated filer ◻

Non-accelerated filer ☒	Smaller reporting company ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2021:  $129,863,570.

As of March 4, 2022, there were 13,016,955 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

-i

Summary of the Material Risks Associated with Our Business

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are heavily dependent on the success of our product candidate, STAR-0215 for the treatment of hereditary angioedema, or HAE, which is in the preclinical stage of development, and has only produced results in preclinical and nonclinical settings. We cannot give any assurance that we will generate clinical or other data for STAR-0215 or for any other future product candidates that is consistent with its preclinical data or sufficiently supportive to receive regulatory approval, which will be required before any product candidate can be commercialized.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
●	We have never generated any revenue from product sales and may never be profitable.
●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any future product candidate we may seek to develop.
●	Our preclinical programs may experience delays or may never advance to clinical trials. We cannot predict if the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit initial investigational new drug application, or INDs, or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications, including clinical trial application submissions in the European Union, will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin or that we can meet the requirements imposed by such authorities for beginning such trials on a timely basis or at all.
●	Clinical trials are costly, time consuming, difficult to enroll and inherently risky, and we may fail to demonstrate safety and efficacy on the timelines that we expect or to the satisfaction of applicable regulatory authorities.
●	STAR-0215 or any future product candidates may cause adverse events or undesirable side effects or have other unexpected properties that could delay or halt clinical trials, delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
●	We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.
●	Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
●	We will need to maintain a cell line for STAR-0215 and any other future biologic candidate that generates sufficient material for preclinical, nonclinical and clinical studies, and also build and maintain sufficient preclinical, clinical and commercial manufacturing drug substance and drug product capacity, in each case, through third party manufacturers, for STAR-0215 and any other future product candidate that advances into such stages, on the timetables and in a manner that, in each case, are consistent with our expected development timetables and financial projections, the failure of which could materially harm our operating results and require us to raise capital sooner than we expect.

●	Our forecasts of cash usage and how long we expect our existing cash, cash equivalents and short-term investments to fund operating expenses may not be accurate and we may therefore use our cash and cash equivalents more rapidly than we expect, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts, if any, and therefore materially harm our operating results, and we could be required to raise capital sooner than we expect.
●	We have historically incurred significant losses, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
●	The ongoing COVID-19 pandemic, and future variants or outbreaks of other highly infectious or contagious diseases, could seriously harm our research, preclinical development, development or manufacturing efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.
●	The price of our stock has been and is likely to continue to be volatile, and investors could lose all or part of their investment.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and the other information set forth in this Annual Report on Form 10-K, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form  10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance, strategy, future financial condition and clinical development programs. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy,  future operations,  future financial position, future revenue, projected costs, prospects, plans and objectives of management, clinical development programs, regulatory filings and expected market growth are forward-looking statements. The words  “anticipate,”  “believe,”  “continue,”  “could,”  “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include but are not limited to those described under the heading “Summary of Material Risks Associated with our Business” and the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and include, among other things, statements about:

●	our expectations regarding the timing of our planned filing of an IND for STAR-0215, and the timing, nature, goals and results of our planned Phase 1a and Phase 1b/2 clinical trials of STAR-0215, including that favorable results from such trials could establish proof of concept for the differentiation of STAR-0215 as a potential treatment for HAE;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of STAR-0215 as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of STAR-0215 to be a best-in-class and the most patient friendly treatment for HAE, and the nature and anticipated growth of the global HAE market and HAE therapies;
●	our expectations that we have identified a cell line for STAR-0215 and the ability of such cell line to generate sufficient material for our planned STAR-0215 preclinical and clinical studies and the master cell bank, and our plans and timetable for initiating current Good Manufacturing Practices manufacturing of STAR-0215;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward- looking statement, whether as a result of new information, future events or otherwise, except as required by law.

REFERENCES TO ASTRIA

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “Astria,” “the Company,” “we,” “us,” and “our” refer to Astria Therapeutics, Inc. and its consolidated subsidiaries.

v

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our mission is to bring hope with life-changing therapies to patients and families that are affected by rare and niche allergic and immunological diseases. Our lead product candidate is STAR-0215, formerly known as QLS-215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in preclinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. STAR-0215 has the potential to be the most patient-friendly chronic treatment option for HAE, based on the preclinical data generated to date and the existing HAE treatment landscape.

In January 2021, we acquired Quellis Biosciences, Inc., or Quellis, including the STAR-0215 program, and announced a private placement that, upon closing in February 2021, resulted in gross proceeds to us of approximately $110.0 million before deducting placement agent and other offering expenses, which we refer to as the February 2021 Financing. In November 2020, after we stopped the development of our edasalonexent program as a potential treatment for Duchenne Muscular Dystrophy, we decided to explore and evaluate strategic options. The acquisition of Quellis was the result of our evaluation of strategic options.

HAE is a rare, debilitating and potentially life-threatening disease. The treatment options for patients with HAE have improved, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The vision for our lead program, STAR-0215, is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE with dosing once every three months or longer. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. STAR-0215 is currently in preclinical development and we expect to submit an Investigational New Drug application, or IND, for STAR-0215 in mid-2022 and plan to initiate a Phase 1a clinical trial shortly thereafter with initial results anticipated by year end 2022. We believe that this clinical trial has the opportunity to establish proof of concept for the differentiated profile of STAR-0215. We expect the Phase 1a clinical trial to be conducted in healthy volunteers and evaluate several single escalating dose cohorts with subcutaneous, or SC, administration. Our goals for this trial with STAR-0215 are to demonstrate safety and tolerability, establish prolonged half-life, demonstrate the duration of inhibition of plasma kallikrein activity and to refine dose and dosing regimen for studies in HAE patients. Assuming positive data from the Phase 1a trial, we plan to initiate a Phase 1b/2 trial in patients with HAE in 2023. We expect the Phase 1b/2 trial will be a randomized, placebo-controlled, global multi-center trial. The primary goals for this trial in HAE patients are to demonstrate safety and tolerability, establish prolonged half-life, demonstrate inhibition of plasma kallikrein activity, and provide an initial assessment of the impact of STAR-0215 on HAE attack rate.

On August 4, 2021, our Board of Directors approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-six (1:6). The reverse stock split became effective on August 19, 2021. The reverse stock split was approved by our stockholders at our Annual Meeting of Stockholders on June 2, 2021. All share and per share amounts of the common stock included in this Annual Report on Form 10-K, including in the accompanying consolidated financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. As of March 4, 2022, we had 13,016,955 shares of outstanding common stock and approximately 31,455 shares of outstanding Series X Preferred Stock, which we issued in the Quellis acquisition and the February 2021 Financing, which are convertible into an aggregate of 5,242,501 shares of common stock.

In September 2021, we formally changed our name to Astria Therapeutics, Inc. from Catabasis Pharmaceuticals, Inc. The name “Astria” originates from the Greek word for star, demonstrating our commitment to patients who serve as our guiding stars.

Our Product Candidate

STAR-0215

STAR-0215 is a monoclonal antibody that was designed to inhibit plasma kallikrein for the treatment of HAE. Plasma kallikrein is a critical component of the plasma contact system, which causes pathologic vascular permeability in Type I and Type II HAE. STAR-0215 is a humanized monoclonal antibody that was developed through a hybridoma screening and antibody optimization process.

Following humanization and optimization for affinity and overall properties, the antibody was modified to increase its plasma half-life. This process resulted in STAR-0215, a humanized monoclonal antibody having the following desirable features: high affinity and kallikrein inhibitory activity, selectivity for plasma kallikrein compared to pre- kallikrein, reduced chemistry, manufacturing and controls or, CMC, liabilities and long plasma half-life. Based on these characteristics and preclinical experiments with STAR-0215, including in vitro potency results and long plasma half-life in non-human primates, we believe that STAR-0215 has the potential to be a best-in-class and the most patient-friendly monoclonal antibody inhibitor of plasma kallikrein that could combine the benefits of infrequent dosing with the inhibition of attacks over long periods of time. We believe that we can establish clinical proof of concept early in the development program with a Phase 1a clinical trial in normal healthy volunteers and a Phase 1b/2 trial in patients with HAE. If we achieve these goals, we believe that we can develop a differentiated, best-in-class new preventative therapy for HAE with a well-understood monoclonal antibody modality to provide patients with improved outcomes and quality of life.

Overview of HAE

HAE is a rare, autosomal dominant genetic disorder. The disease is characterized by recurrent, unpredictable, debilitating and potentially life-threatening edema in the skin, abdomen and airway. The vast majority of HAE cases (Type I and Type II) are caused by defects in the C1 esterase inhibitor gene. Deficiencies in the C1 esterase inhibitor gene result in overproduction of bradykinin, a key mediator of vasodilation and angioedema. In several other types of HAE, which are a small minority of cases, other mutations (e.g., in the Factor XII gene) can cause HAE. The estimated prevalence of Type I and Type II HAE range from 1 in 10,000 to 1 in 50,000 with fewer than 8,000 patients in the United States and 15,000 patients in Europe with HAE. There are active and knowledgeable HAE patient advocacy organizations in the United States and internationally.

Patients with HAE are typically diagnosed by the age of 20 with the average age of disease onset around 11. The severity and frequency of swelling attacks is highly variable even between family members. At the 2021 NORD Rare Diseases and Orphan Products Breakthrough Summit in October 2021, we presented findings indicating a substantial need for new HAE treatments, and that HAE patients are open to trying new therapies that could reduce their disease and treatment burdens.

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

Unaddressed Market Opportunity

There are two treatment approaches to managing the unpredictable and recurrent edema attacks typically experienced by people with HAE. On-demand treatments are administered at the onset of an attack to reduce the severity and duration of the attack, and preventative treatments, which is the treatment approach that we are pursuing with STAR-0215, are taken chronically to reduce the frequency and severity of future attacks. In the United States, the United States Food and Drug Administration, or FDA, has approved four therapies for on-demand treatment of HAE: BERINERT® (C1 esterase inhibitor [human]), FIRAZYR® (icatibant injection), KALBITOR® (ecallantide) and RUCONEST® (C1 esterase inhibitor [recombinant]). For long-term preventative treatment of HAE, the FDA has approved the following four therapies: CINRYZE® (C1 esterase inhibitor [human]), HAEGARDA® (C1 esterase inhibitor subcutaneous [human]), TAKHZYRO® (lanadelumab-flyo) and ORLADEYO® (berotralstat).

With the exception of KALBITOR, these therapies are also approved and commercially available outside of the United States. The approved preventative therapies have provided HAE patients with treatment options but have limitations in dosing frequency, side effects and/or efficacy. CINRYZE and HAEGARDA are administered twice a week; CINRYZE by intravenous, or IV, infusion and HAEGARDA by SC injection. TAKHZYRO is dosed twice a month by SC injection. Dosing every four weeks may be considered in some patients. With these injectable therapies, patients have reported a desire for less burdensome administration. ORLADEYO is an oral capsule taken daily with food, and data from its approved label, while not comparative data, suggest a lower percentage reduction in attack rate than other available therapies. Historically, androgens and antifibrinolytic treatments have also been used as preventative treatment but they are associated with side effects such as hypertension, acne, hirsutism, rashes, amenorrhea, liver enzyme elevations and increased risk of thrombosis and their overall use has been declining with the ability of more-tolerable, HAE-specific therapies. Although there has been progress with recent innovation in therapies for HAE and, as described in the section entitled “Competition” in this Business section, there are a significant number of product candidates for HAE in clinical and preclinical development, we believe that there is remaining unmet medical need for potent and long duration of action preventative therapies to provide patients with lower burden of treatment and improved outcomes and quality of life.

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

We presented new preclinical data from the STAR-0215 program at the American College of Allergy, Asthma and Immunology, or ACAAI, Annual Scientific Meeting in November 2021, demonstrating the high potency of STAR-0215 for binding to and inhibition of plasma kallikrein on a different site than lanadelumab and supporting the ability of YTE technology to extend half-life. YTE modifications in STAR-0215 are designed to enable a longer duration of action. In cynomolgus monkeys dosed with STAR-0215, the YTE modifications protected STAR-0215 from antibody clearance leading to a more than three-fold increase in plasma half-life compared to an antibody without the YTE modifications. Additional preclinical data presented at the American Academy of Allergy, Asthma, and Immunology, or AAAAI, Annual Meeting in February 2022 demonstrated how STAR-0215 binds to plasma kallikrein. The preclinical data to date suggest that at equal doses STAR-0215 would have a significantly longer duration of action than lanadelumab and could result in STAR-0215 being an effective preventative therapy for patients with HAE due to inhibition of the pathologic activity of plasma kallikrein for an extended time period.

Preclinical and Clinical Development Plans

In 2021, we initiated IND-enabling activities and began Good Manufacturing Practices, or GMP, manufacturing of STAR-0215. We plan to submit an IND for STAR-0215 in mid-2022 and plan to initiate the Phase 1a clinical trial shortly thereafter, with initial results anticipated by year end 2022. Subsequently, assuming positive data from the Phase 1a clinical trial, we plan to initiate a Phase 1b/2 trial in patients with HAE in 2023. We believe that these clinical trials have the opportunity to establish proof of concept for the differentiated profile of STAR-0215.

Our objective for our planned early clinical trials is to establish clinical proof of concept to support the profile that we anticipate for STAR-0215 in terms of activity and half-life. We expect the Phase 1a clinical trial to be conducted in healthy volunteers and to evaluate several single escalating dose cohorts with subcutaneous administration. The primary goals for the Phase 1a trial are to demonstrate safety and tolerability, establish the prolonged half-life of STAR-0215, to demonstrate inhibition of plasma kallikrein activity, and refine dose and dosing regimen for studies in HAE patients. We also expect that results from the Phase 1a trial, if favorable, will enable us to design and initiate our planned Phase 1b/2 clinical trial in patients with HAE. We expect the Phase 1b/2 trial will be a randomized, placebo-controlled, global multi-center trial. The primary goals for this trial in HAE patients are to demonstrate safety and tolerability, establish prolonged half-life, demonstrate inhibition of plasma kallikrein activity, and provide an initial assessment of the impact of STAR-0215 on HAE attack rate.

Competition

The development and commercialization of new drugs is highly competitive. If we successfully develop and commercialize STAR-0215, we and any future collaborators will face competition from pharmaceutical and biotechnology companies worldwide. Many of the entities developing and marketing potentially competing products have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Even if we are able to successfully develop and commercialize STAR-0215, our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than STAR-0215.

The key competitive factors affecting the success of STAR-0215, if approved, are likely to be its efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

In the United States, the FDA has approved four therapies for on-demand treatment of HAE: BERINERT, FIRAZYR, KALBITOR and RUCONEST. For long-term preventative treatment of HAE, the FDA has also approved four therapies: CINRYZE, HAEGARDA, TAKHZYRO and ORLADEYO. There are four main manufacturers of therapies for HAE: CSL Behring (BERINERT and HAEGARDA), Takeda (FIRAZYR, KALBITOR, CINRYZE and TAKHZYRO), Pharming (RUCONEST) and BioCryst (ORLADEYO). With the exception of KALBITOR, these therapies are also approved and commercially available outside of the United States (HAEGARDA is marketed as BERINERT SC outside of the United States). Historically, androgens and antifibrinolytic treatments have also been used as preventative treatment for HAE, however their use is declining with the availability of more-tolerable, HAE-specific therapies.

On-demand and preventative HAE therapies target one of three primary mechanisms. BERINERT and HAEGARDA, RUCONEST and CINRYZE are C1 INH replacement therapies. FIRAZYR is a Bradykinin 2 receptor antagonist, and KALBITOR, TAKHZYRO and ORLADEYO target plasma kallikrein. TAKHZYRO is a monoclonal antibody and KALBITOR and ORLADEYO are small molecule inhibitors.

On-demand therapies are taken as needed; BERINERT and RUCONEST are IV infusions approved for adult and pediatric patients, FIRAZYR is a SC injection, approved for adults 18 and older, and KALBITOR is a series of 3 SC injections, approved for patients 12 years and older. KALBITOR must be administered by a healthcare professional to monitor for the risk of anaphylactic reactions.

Preventative therapies are taken chronically. CINRYZE is an IV infusion and HAEGARDA is an SC injection; both are administered twice a week and are approved for adult and pediatric patients 6 years and older. TAKHZYRO is an SC injection generally administered every two weeks; however dosing every four weeks may be considered in some patients. TAKHZYRO is approved for patients 12 years and older.

ORLADEYO is an oral capsule taken once daily with food for patients 12 years and older. Given that TAKHZYRO is an approved monoclonal antibody inhibitor of plasma kallikrein, if STAR-0215 is approved, we expect that it will compete most directly with TAKHZYRO.

We are aware of additional programs in development for HAE, which are focused largely on preventative approaches. For example, in Phase 3 development for preventative treatment are CSL Behring garadacimab (CSL312), a factor XIIa-inhibitory monoclonal antibody (FXIIa mAb), and Ionis Pharmaceuticals, Inc.’s donidalorsen (IONIS-PKK-LRx), an antisense inhibitor of prekallikrein synthesis. KalVista Pharmaceuticals, Inc. has two oral small molecule plasma kallikrein inhibitors: sebetralstat (KVD900) for on-demand treatment of HAE, and KVD824 for preventative treatment, both of which are in Phase 2 development. Pharvaris is also developing two oral treatments, PHVS416, in Phase 2 for on-demand treatment, and PHVS719, in Phase 1 for preventative treatment, that are small molecule inhibitors of B2R. Intellia Therapeutics has begun Phase 1/2 trials for NTLA-2002, a CRISPR knockout of the prekallikrein gene KLKB1. BioMarin Pharmaceutical Inc. has begun Phase 1/2 trials for BMN 311, a C1INH gene therapy. In preclinical development for preventative treatment are KalVista’s oral FXIIa inhibitor, Spark Therapeutics C1-INH gene therapy (SPK-10000), Regenxbio Inc.’s plasma kallikrein mAb gene therapy, and Orchard Therapeutics plc and Pharming’s ex vivo hematopoietic stem cell gene therapy (OTL-105).

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business. This includes plans to pursue and maintain patent protection intended to cover the composition of matter of STAR-0215, its method of use, and other related technologies and inventions that are important to our business. In addition to seeking patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We own one International (PCT) patent application directed to our product candidate STAR-0215 and its use in treating various disorders including HAE. If nationalized, any national stage applications, if granted, would expire in 2042, assuming all maintenance fees are paid.

The patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that our STAR-0215 product candidate will be protected or remain protectable by enforceable patents, even if issued. We cannot predict whether the patent application we are currently pursuing will issue as a granted patent in any particular jurisdiction or whether the claims of any granted patent will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries where we may elect to file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in granting a patent. A United States patent term may be shortened, if a patent is terminally disclaimed by its owner, over another patent.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that an issued United States patent covering STAR-0215 may be entitled to a patent term extension. If our STAR-0215 product candidate receives FDA approval, we intend to apply for a patent term extension, if available, to extend the term of the patent that covers the approved product candidate. We also intend to seek patent term extensions in any jurisdictions where they are available. However, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we may rely on other forms of regulatory and legislative non-patent exclusivity protection that are typically triggered by marketing approval of a product. In the U.S., these include orphan drug exclusivity, pediatric exclusivity, new chemical entity exclusivity and, for biologics such as STAR-0215, reference product exclusivity. The European Union and many other key markets outside the United States have comparable forms of such exclusivity. However, there is no guarantee that we will obtain any of these forms of exclusivity protection for STAR-0215 or any future product candidate. We also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including, for example, certain aspects of our manufacturing processes. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors, contract research organizations, and potential collaborators, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information.

Manufacturing and Supply

We do not own or operate manufacturing facilities. We currently rely on third-party manufacturers and suppliers for the antibodies used to make STAR-0215, and we expect to continue to do so to meet our nonclinical, clinical and commercial activities. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities, and have hired qualified individuals with significant manufacturing experience to oversee our relationships with our contract manufacturing partners. Our third-party manufacturers are required to manufacture STAR-0215 and any future product candidates under current GMP, or cGMP, requirements and other applicable laws and regulations. We have also adopted good inventory management and warehousing practices to minimize supply chain risks related to the manufacture of STAR-0215.

We have concluded cell line development for STAR-0215; a stable clone was identified and a master cell bank produced. We believe we have scaled the process appropriately and are in the process of manufacturing sufficient material to cover nonclinical and clinical needs.

Human Capital

As of December 31, 2021, we had 29 full-time employees, 11 of whom were primarily engaged in research and development activities. A total of 10 of our full-time employees have Ph.D. degrees. None of our employees is represented by a labor union and we believe our relations with our employees are good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. Our cash compensation, which consists of base salary and annual bonuses based upon bonus targets, are market-based and are designed to attract, retain and motivate our employees. The principal purposes of our equity incentive plans are also to attract, retain and motivate employees, selected consultants and the members of our board of directors through the granting of stock-based compensation awards, which have primarily consisted of stock options, and to align such awards with the interests of our stockholders. We provide a comprehensive benefits package to help employees manage health, well-being, finances, and life outside of work, including health insurance, dental and vision insurance, life insurance, short-term and long-term disability insurance, paid sick leave, a 401(k) plan, a health savings account program, and paid vacation time.

We value the health, safety and wellbeing of our employees and their families. In response to the COVID-19 pandemic, we implemented, and continue to implement, safety measures that we have determined are in the best interest of our employees, along with measures designed to protect the health of all those entering our office.

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

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Biological products are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically secure the following:

●	completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	design of a clinical protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;
●	submission to the FDA of a new drug application, or NDA, for a drug candidate product and a biological licensing application, or BLA, for a biological product requesting marketing for one or more proposed indications;
●	review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
●	completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMPs to assure the product’s identity, strength, quality and purity;
●	completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA or BLA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured substance or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Human Clinical Studies in Support of an NDA or BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. The clinical investigation of an investigational drug or biological product is generally divided into four phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The four phases of an investigation are as follows:

●Phase 1.  Phase 1 studies include the initial introduction of an investigational new drug or biological product into humans. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug or biological product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.
●Phase 2.  Phase 2 includes the controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug or biological product for a particular indication(s) in patients with the disease or condition under trial, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug or biological product. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.

●Phase 3.  Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug or biological product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug or biological product, and to provide an adequate basis for product approval.
●Phase 4.  Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Manufacturing and Other Regulatory Requirements

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

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission and review of most applications is subject to an application user fee, which may be substantial (for example, for federal fiscal year 2022 this application fee is approximately $3.1 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $369,000 per eligible prescription product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

Following submission of an NDA or BLA, the FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

The FDA’s Decision on an NDA or BLA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”  The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. To date, CRLs are not publicly available documents.

Expedited Review Programs

The FDA is authorized to expedite the development of candidate products and review of applications in several ways. None of these expedited programs changes the standards for approval but each may help expedite the development or approval process governing product candidates.

●	Fast Track designation. The sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
●	Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

●	Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

Generic Drugs and Regulatory Exclusivity

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Biosimilars and Regulatory Exclusivity

When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full application for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity, including orphan drug exclusivity. For drug products, the six month regulatory exclusivity may be attached to the term of any existing patent or regulatory exclusivity available under the Hatch-Waxman provisions of the FDCA. For biologic products, the six month period may be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

Clinical Trial Approval in the European Union

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure provides for approval by one or more other concerned European Union Member States of an assessment of an application for marketing authorization conducted by one European Union Member State, known as the reference European Union Member State. In accordance with this procedure, a sponsor submits an application for marketing authorization to the reference European Union Member State and the concerned European Union Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference European Union Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned European Union Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned European Union Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all European Union Member States.

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

Regulatory Requirements After Marketing Authorization

Following marketing authorization of a medicinal product in the European Union, the holder of the authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting, as well as rules potentially requiring post-authorization studies and additional monitoring obligations. In addition, the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable European Union laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with European Union cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Finally, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83EC, as amended, and European Union Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

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

Orphan Drug Designation and Exclusivity in the European Union

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of: (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a European

Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected.

General Data Protection Regulation

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case and in June 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. The Trump Administration also took executive actions to delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Infrastructure Investment and Jobs Act to January 1, 2026 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2026.

In September 2021, acting pursuant to an executive order signed by President Biden, the Department of Health and Human Services, or HHS, released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b)  improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-United States officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches.

Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws and other states will likely be considering similar laws in the near future.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Our Corporate Information

Our executive offices are located at 100 High Street, 28th Floor, Boston, Massachusetts, 02110, and our telephone number is (617) 349-1971. Our website address is www.astriatx.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website located at www.astriatx.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or the SEC. These reports are also available at the SEC’s Internet website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.astriatx.com, under “Investors — Corporate Governance”.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business is entirely dependent on the success of STAR-0215 as a potential treatment for HAE, a program that is in preclinical development.

Our business is entirely dependent on the success of STAR-0215, which is in the preclinical stage of development, and has only produced results in preclinical and nonclinical settings. We acquired STAR-0215 in connection with our acquisition of Quellis in January 2021. We cannot give any assurance that we will generate clinical or other data for STAR-0215 sufficiently supportive to receive regulatory approval, which will be required before it can be commercialized. We have not filed an IND with the FDA for STAR-0215. We may experience issues surrounding preliminary trial execution, such as delays in filing our planned IND, delays in FDA acceptance of our planned IND, delays in filings with other regulatory authorities, include potential CTA filings in the EU, feedback from FDA and other EU regulatory authorities on our Phase 1b/2 trial design, revisions in our Phase 1a and Phase 1b/2 trial designs, and finalization of trial protocols, difficulties with patient recruitment and enrollment, quality and provision of materials and supplies necessary to manufacture sufficient quantities of drug product to meet our clinical trial needs on a timely basis, or early safety signals. STAR-0215 will require significant preclinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales.

Until late 2020, we were largely focused on discovering and developing novel small molecule drugs by applying our SMART Linker drug discovery platform. With the acquisition of Quellis, we shifted our focus to STAR-0215. Unlike our prior product candidates, which were small molecules, STAR-0215 is a humanized monoclonal antibody. As a result, we face different regulatory, manufacturing, and research and discovery requirements and demands.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of STAR-0215, which may never occur. Given that STAR-0215 is in preclinical development, it will be years before we are able to demonstrate safety and efficacy of STAR-0215 sufficient to warrant approval for commercialization, and we may never be able to do so. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize STAR-0215, we may not be able to generate sufficient revenue to continue our business and our business would be materially harmed.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials and we may be unsuccessful in identifying any new product candidates.

Our lead product candidate, STAR-0215, is still in the preclinical stage, and its risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned IND in the United States, or similar applications in other jurisdictions, including CTA submissions in the EU. Such studies are complex and may be subject to delays or increased costs due to our dependence upon third parties to assist us with such studies and the ability to source raw materials and the appropriate animals, including non-human primates, so that we can conduct such testing. In the event that the FDA or comparable foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other FDA requests or other requests of comparable foreign regulatory authorities prior to commencing clinical trials, the start of our planned clinical trials may be delayed or take longer to complete. Even after we receive and incorporate guidance from the FDA or comparable foreign regulatory authorities, such authorities may not agree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications, including CTA submissions in the EU, will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin or that we can meet the requirements imposed by such authorities for beginning such trials on a timely basis or at all.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving positive results in preclinical studies or early development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in preclinical studies or clinical trials of STAR-0215 or any other future product candidate, the development timeline and regulatory approval and commercialization prospects for such product candidate, and, correspondingly, our business and financial prospects would be negatively impacted.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have limited financial and managerial resources and are focused on the preclinical and clinical development of STAR-0215 as a potential treatment for HAE, a rare disease with unmet medical need. We would expect that development of any other future product candidate would also be for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on STAR-0215 and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining approval from the FDA of a BLA, which would be required for approval of STAR-0215, or NDA. Comparable foreign regulatory authorities, such as the European Medicines Agency, or the EMA, require similar approvals. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy in humans of any product candidate that we may choose to develop before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials we initiate will be conducted as planned or completed on schedule, or at all. In addition, in the case of STAR-0215, for which we are designing our clinical studies with the goal of demonstrating that it can be dosed in HAE patients every three months or longer, clinical trials will necessarily be longer given the length of time between doses in the trials. Further, the clinical development of product candidates is susceptible to the risk of failure at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if a product candidate that we choose to develop has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in any clinical trials we conduct, we may fail to detect toxicity of or intolerability caused by a product candidate, or mistakenly believe that a product candidate is toxic or not well tolerated when that is not in fact the case.

We have not previously submitted an NDA or BLA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Moreover, our prior programs were not biologics and this lack of experience may impede our ability to successfully complete clinical development of STAR-0215 or any future biologic product candidates we pursue and obtain FDA approval in a timely manner, if at all. Any inability to complete clinical development successfully could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to modify our trial designs, such as required modifications with respect to patient populations, endpoints, comparators or trial duration, (2) we, or any future collaborators, are required to conduct additional clinical trials or other testing of a product candidate beyond the trials and testing that we, or they contemplate, (3) we, or any future collaborators, are unable to successfully complete clinical trials of a product candidate or other testing, (4) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (5) there are unacceptable safety concerns associated with a product candidate, we, or any future collaborators, may:

●	be delayed in obtaining marketing approval for such product candidate;
●	not obtain marketing approval at all;
●	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;
●	obtain marketing approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
●	be subject to additional post-marketing testing or other requirements, such as a REMS program; or
●	be required to remove the product from the market after obtaining marketing approval.

Given our early stage of development, it will be years before we are able to demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, and we may never be able to do so. Our failure to successfully complete clinical trials of a product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any product candidate would significantly harm our business.

Adverse events or undesirable side effects caused by, or other unexpected properties of, any future product candidate may be identified during development that could delay or prevent their marketing approval or limit their use.

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

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of any future product candidate, including:

●	clinical trials may produce unfavorable or inconclusive results;
●	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate, particularly with respect to STAR-0215, which is being developed as a potential treatment for HAE, an indication which has a significant number of approved products and products in clinical development, or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate;
●	the cost of planned clinical trials may be greater than we anticipate;
●	our third-party contractors or those of any future collaborators, including those manufacturing such product candidate or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;
●	regulators or institutional review boards may not authorize us, any future collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
●	we, or any future collaborators, may have to delay, suspend or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, or travel bans or other restrictions imposed by applicable governmental authorities due to the ongoing COVID-19 pandemic;

●	regulators or institutional review boards may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
●	the FDA or comparable foreign regulatory authorities may disagree or subsequently find fault with our, or any future collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;
●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical and commercial supplies;
●	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply, due to, among other things, the ongoing COVID-19 pandemic; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

In addition, we are planning to conduct clinical trials outside of the United States, which are subject to the risks set forth above, and certain additional risks, such as unforeseen global instability, including political instability or geopolitical events, including civil or political unrest (such as the ongoing conflict between Russia and Ukraine), terrorist activity, unstable governments and legal systems, natural disasters or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic, in or around any countries in which we conduct clinical trials. Such additional risks could affect our ability to enroll patients in clinical trials in these countries, prevent patients already enrolled from completing such clinical trials, and/or cause other trial delays or otherwise adversely impact such clinical trials.

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

We, or any future collaborators, may not be able to initiate or continue clinical trials for STAR-0215 or any other future product candidate if we, or they, are unable to locate and enroll, and maintain the enrollment of, a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the proximity of patients to clinical sites;
●	the eligibility criteria for the trial;

●	the design of the clinical trial;
●	efforts to facilitate timely enrollment;
●	competing clinical trials; and
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any existing or newly approved drugs that may be approved for the indications we are investigating.

Our ability to successfully complete any future clinical trial for STAR-0215 as a potential treatment for HAE or for any other future product candidate for the potential treatment of any rare disease or any other indication will be dependent upon our ability to enroll, and maintain the enrollment of, a sufficient number of patients with such disease, which will be subject to a number of risks and uncertainties. For example, rare diseases, including HAE, have small patient populations and often have only a limited number of specialist physicians that regularly treat such patients. Further, these specialized sites typically treat a range of diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials. In addition, in the case of HAE, the indication on which we are currently focused, approved products are available for the rare disease, and additional products may become commercially available during the STAR-0215 clinical development, and therefore patients and their healthcare providers may feel satisfied with their treatments. As a result, patients may not feel the need to participate in a clinical trial for another product candidate for the same disease or the criteria for the trial may not allow patients on such other therapies to enroll in the trial. Additionally, in the case of HAE, diagnosis is often delayed from onset of symptoms and patients that might be eligible for enrollment in our trials may not have been diagnosed and therefore are unaware of such eligibility. Finally, other companies are and will be conducting clinical trials in HAE or may have announced plans for future clinical trials for HAE that are seeking, or are likely to seek, to enroll patients with the disease and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients, and to maintain the enrollment of enough patients, to complete clinical trials for any such future product candidate.

The clinical trials that we may conduct may also have inclusion criteria that further limit the population of patients that we are able to enroll. These inclusion criteria could further limit the available patient pool and present challenges to clinical trial enrollment.

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for any clinical trials, including potential clinical trials for STAR-0215 as a potential treatment for HAE, that we or they may determine to pursue could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in any such clinical trials may result in increased development costs for the applicable product candidates, delay or halt the development of and approval processes for any future product candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from any future product candidates, which could cause the value of our company to decline.

Business disruptions could delay completion of future clinical trials, seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of third-party research institution collaborators, contract research organizations, or CROs, contract manufacturing operations, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the ongoing COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we may be partly uninsured, as well as impacts of geopolitical events, including civil or political unrest (such as the ongoing conflict between Russia and Ukraine), terrorist activity and unstable governments and legal systems. In addition, to the extent we determine to pursue development of future product candidates, we expect that we will rely on third-party research institution collaborators for conducting research and development of such product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could delay completion of any clinical trials for such product candidates, seriously harm our operations and financial condition and increase our costs and expenses.

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

The COVID-19 pandemic has had, and continues to have, significant impacts worldwide causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response, including widespread emergency orders requiring business and residents to curtail non-essential activities, have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The development of STAR-0215 or any other future product candidates could be negatively impacted by the COVID-19 pandemic for a variety of reasons, including delays of the initiation, recruitment and overall timing of clinical trials, delays at FDA and other regulatory authorities, who have been diverting resources to help address the pandemic since its inception and are likely to continue to do so, the disruption or delays of regulatory or manufacturing activities, including due to facility shut downs, capacity constraints at third party manufacturers due to the focus on vaccines and other treatments for COVID-19, and increased costs or the inability to source key raw materials that are being diverted for COVID-19 efforts, or other adverse effects that negatively impact our business or operations. The future progression and unpredictability of the pandemic and its effects on our business and operations are highly uncertain and will depend on future developments that cannot be predicted with confidence, such as the widespread use and distribution of the vaccines, the ultimate geographic spread of the disease, the duration of the outbreak, additional surges in the number of cases or deaths from COVID-19, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We have never obtained marketing approval for a product candidate. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in a Phase 3 clinical trial or in obtaining marketing approval thereafter. For example, although we discovered and evaluated numerous compounds using our SMART Linker drug discovery platform, no product created using the SMART Linker drug discovery platform was ever approved for sale.

If we are able to advance STAR-0215 or any other future product candidate into late-stage development, it is possible that the FDA, EMA or other applicable foreign regulatory authority may refuse to accept for substantive review any applications that we submit for marketing approval of such product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of such product candidate. If the FDA, EMA or other applicable foreign regulatory authority does not accept or approve any applications that we submit for marketing approval, they may require that we conduct additional clinical or nonclinical studies, or conduct manufacturing validation studies, and submit that data before they will reconsider our applications. Depending on the extent of these or any other required studies, approval of any application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA, EMA or other applicable foreign regulatory authority.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing STAR-0215 or any future product candidate, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for any future product candidates, which could significantly harm our business.

If any future product candidate receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that clinical trials for STAR-0215 and any other future product candidate, or those of any future collaborator, may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

●	regulatory authorities may withdraw their approval of the drug or seize the drug;
●	we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
●	we, or any future collaborators, could be sued and held liable for harm caused to patients;
●	we may become the subject of government investigations, which would be expensive to manage and potentially result in the imposition of fines, injunctions or the imposition of civil or criminal penalties;
●	the drug may become less competitive; and
●	our reputation may suffer.

Any of these events could have a material and adverse effect on our operations and business and could adversely impact our stock price.

Even if STAR-0215 or any future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

Even if STAR-0215 or any future product candidate of ours is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of future product candidates may require significant resources and may not be successful. If STAR-0215 or any other future product candidate of ours is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of STAR-0215 or any other future product candidates of ours, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to existing approved treatments or alternative treatments;
●	the prevalence and severity of any side effects;
●	the clinical indications for which the product is approved;
●	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy and whether there is an existing standard of care;
●	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	the strength of sales, marketing, market access and distribution support;
●	the approval of other new products for the same indications;
●	changes in the standard of care for the targeted indications for the product;
●	the timing of market introduction of our approved products as well as competitive products;
●	availability and amount of reimbursement from government payors, managed care plans and other third-party payors;
●	adverse publicity about the product or favorable publicity about competitive products; and
●	potential product liability claims.

The potential market opportunities for product candidates are difficult to estimate precisely. Any estimates we make as to the potential market opportunities for STAR-0215 or any future product candidates of ours will be predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. These assumptions will involve the exercise of significant judgment on the part of our management, will be inherently uncertain and the reasonableness of these assumptions may not have been assessed by an independent source. If any such assumptions prove to be inaccurate, the actual markets for any such future product candidate could be smaller than our estimates of the potential market opportunities.

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

We are developing STAR-0215 for the potential treatment of HAE. The key competitive factors affecting the success of STAR-0215, if approved, are likely to be its efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

In the United States, the FDA has approved four therapies for on-demand treatment of HAE: BERINERT, FIRAZYR, KALBITOR and RUCONEST. For long-term preventative treatment of HAE, the FDA has also approved four therapies: CINRYZE, HAEGARDA, TAKHZYRO and ORLADEYO. There are four main manufacturers of therapies for HAE: CSL Behring (BERINERT and HAEGARDA), Takeda (FIRAZYR, KALBITOR, CINRYZE and TAKHZYRO), Pharming (RUCONEST) and BioCryst (ORLADEYO). With the exception of KALBITOR, these therapies are also approved and commercially available outside of the United States (HAEGARDA is marketed as BERINERT SC outside of the United States). Historically, androgens and antifibrinolytic treatments have also been used as preventative treatment for HAE, however their use is declining with the availability of more-tolerable, HAE-specific therapies.

On-demand and preventative HAE therapies target one of three primary mechanisms. BERINERT and HAEGARDA, RUCONEST and CINRYZE are C1 INH replacement therapies. FIRAZYR is a Bradykinin 2 receptor antagonist, and KALBITOR, TAKHZYRO and ORLADEYO target plasma kallikrein. TAKHZYRO is a monoclonal antibody and KALBITOR and ORLADEYO are small molecule inhibitors.

On-demand therapies are taken as needed; BERINERT and RUCONEST are IV infusions approved for adult and pediatric patients, FIRAZYR is a SC injection, approved for adults 18 and older, and KALBITOR is a series of 3 SC injections, approved for patients 12 years and older. KALBITOR must be administered by a healthcare professional to monitor for the risk of anaphylactic reactions.

Preventative therapies are taken chronically. CINRYZE is an IV infusion and HAEGARDA is an SC injection; both are administered twice a week and are approved for adult and pediatric patients 6 years and older. TAKHZYRO is an SC injection generally administered every two weeks; however dosing every four weeks may be considered in some patients. TAKHZYRO is approved for patients 12 years and older.

ORLADEYO is an oral capsule taken once daily with food for patients 12 years and older. Given that TAKHZYRO is an approved monoclonal antibody inhibitor of plasma kallikrein, if STAR-0215 is approved, we expect that it will compete most directly with TAKHZYRO.

We are aware of additional programs in development for HAE, which are focused largely on preventative approaches. For example, in Phase 3 development for preventative treatment are CSL Behring garadacimab (CSL312), a factor XIIa-inhibitory monoclonal antibody (FXIIa mAb), and Ionis Pharmaceuticals’ donidalorsen (IONIS-PKK-LRx), an antisense inhibitor of prekallikrein synthesis. KalVista Pharmaceuticals has two oral small molecule plasma kallikrein inhibitors: sebetralstat (KVD900) for on-demand treatment of HAE, and KVD824 for preventative treatment, both of which are in Phase 2 development. Pharvaris is also developing two oral treatments, PHVS416, in Phase 2 for on-demand treatment, and PHVS719, in Phase 1 for preventative treatment, that are small molecule inhibitors of B2R. Intellia has begun Phase 1/2 trials for NTLA-2002, a CRISPR knockout of the prekallikrein gene KLKB1. BioMarin has begun Phase 1/2 trials for BMN 311, a C1INH gene therapy. In preclinical development for preventative treatment are KalVista’s oral FXIIa inhibitor, Spark Therapeutics C1-INH gene therapy (SPK-10000), Regenxbio’s plasma kallikrein mAb gene therapy, and Orchard Therapeutics and Pharming’s ex vivo hematopoietic stem cell gene therapy (OTL-105).

The enrollment and retention of patients in clinical trials for STAR-0215 may be disrupted or delayed as a result of clinicians’ and patients’ perceptions as to the potential advantages of STAR-0215 in relation to commercially available therapies and other programs in development, including approved products as well as any other new products that may be approved in the future for the treatment of HAE.

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

STAR-0215 and any other future biologic product candidates will be regulated as biological products, or biologics, and therefore they may be subject to competition from biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable with” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not rely on the reference product, the sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that STAR-0215 and any of our future product candidates, we develop as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

Nonetheless, the approval of biosimilars to our product candidates, would have a material adverse impact on our business due to increased competition and pricing pressures.

If the FDA or comparable foreign regulatory authorities approve generic versions of any future products that receive marketing approval through the NDA pathway, or such authorities do not grant such products appropriate periods of data exclusivity before approving generic versions of our products, our sales could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our products are approved, even if we still have patent protection for such products. Competition that any such products of ours may face from generic versions of such products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

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

We face an inherent risk of product liability claims as a result of the clinical testing of product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or any future collaborators commercially sell any product that we may or they may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any future product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for any future product candidates or products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;

●	significant costs to defend resulting litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any products that we may develop.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We are continuing to conduct preclinical and nonclinical studies, and ramp up manufacturing of clinical supplies, of STAR-0215, and plan to initiate Phase 1a clinical trial in the second half of 2022 and a Phase 1b/2 clinical trial in 2023, and expect that our expenses will increase substantially as a result. In addition, we may in the future initiate new research, preclinical and clinical development efforts, and seek marketing approval, for other product candidates, and would expect our expenses to increase in connection with each of these activities. If we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. In addition, while we may seek one or more collaborators for future development of our product candidates, we may not be able to enter into a collaboration for any of our product candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

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

We believe that our existing cash, cash equivalents and short-term investments are sufficient to support operating expenses through 2023. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	our ability to meet our overall timing expectations for STAR-0215;
●	the progress, timing, costs and results of clinical trials of, and research, preclinical and clinical development, and manufacturing efforts for, STAR-0215 any future product candidates, including potential future clinical trials and all activities necessary to initiate and conduct clinical trials;

●	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, and scaling up the manufacturing of drug substance and drug product to clinical and commercial scale, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our products, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to STAR-0215 in HAE;
●	our headcount growth and associated costs;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the impact of the COVID-19 pandemic on our operations, business and prospects; and
●	the costs of operating as a public company.

We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Our net losses were $194.9 million (including $164.4 million of in-process research and development expenses) and $37.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $455.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of preferred stock before we became a public company and our private placement of preferred stock in the February 2021 Financing, registered offerings of our common stock, and our at-the-market programs, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We anticipate that we will continue to incur significant expenses and operating losses and we may incur increased expenses if and to the extent we:

●	initiate and continue research and preclinical and clinical development efforts for STAR-0215 and any future product candidates;
●	seek to identify and develop any future product candidates;
●	seek regulatory and marketing approvals for STAR-0215 and any future product candidate that successfully completes clinical trials, in the United States and other markets;

●	establish sales, marketing, market access, distribution, supply chain and other commercial infrastructure in the future to commercialize products for which we may obtain marketing approval, if any;
●	require the manufacture of larger quantities of STAR-0215 and any other future product candidates for clinical development and potentially commercialization;
●	maintain, expand and protect our intellectual property portfolio; and
●	hire and retain additional personnel or add information systems, equipment or physical infrastructure to support our operations.

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

We will need to raise additional capital to develop and commercialize STAR-0215 or to acquire, develop and commercialize any future product candidates or to pursue other strategic options. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders’ ownership interests may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. For example, in connection with the acquisition of Quellis and our February 2021 Financing, we issued an aggregate of 86,077 shares of Series X, of which 53,532 shares of Series X Preferred Stock automatically converted into 8,921,966 shares of our common stock upon the stockholder approval of the conversion of the Series X Preferred Stock into common stock in June 2021 and an additional 1,090 shares have subsequently converted into 181,698 shares of common stock. The remaining 31,455  shares of Series X Preferred Stock are convertible into 5,242,501 shares of common stock at the election of the holders thereof, subject to certain beneficial ownership limitations. In addition, our June 2018 and February 2019 registered offerings of common stock and common stock warrants and our January 2020 registered offering of common stock were highly dilutive to existing stockholders’ ownership interests. Further, exercise of the common stock warrants sold in our June 2018 and February 2019 offerings, and the warrants that we assumed in the acquisition of Quellis, could result in additional dilution upon exercise.

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

The development and commercialization of product candidates require substantial cash to fund expenses. We may seek one or more collaborators for the development and commercialization of STAR-0215 or any future product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

If we enter into collaborations for the development and commercialization of a product candidate, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of such product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. Collaborations involving product candidates pose a number of risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of a product candidate or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the market or competitive landscape, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may be terminated and, if terminated, may result in negative publicity for our product candidate and the need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

We do not plan to independently conduct clinical trials of STAR-0215 or any future product candidates. We would expect to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials of any such product candidate. Any of these third parties could terminate its engagement with us under certain circumstances or encounter, for example, business challenges, such as a loss of business, the COVID-19 pandemic or the impacts of geopolitical events, including civil or political unrest (such as the ongoing conflict between Russia and Ukraine), or enter into transactions, such as business combinations, that temporarily or permanently impact the amount or type of resources that they are able or willing to devote to our engagement. We might not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, our reliance on these third parties for clinical development activities would limit our control over these activities, but we would remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a CRO for a trial of a product candidate, we would remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and most other comparable regulatory authorities outside the United States require us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA and other comparable regulatory authorities outside the United States enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or any of our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other comparable regulatory authorities outside the United States may require us to perform additional clinical trials before approving a product candidate, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA or other comparable regulatory authorities outside the United States will determine that any of our clinical trials comply with cGCPs. Many of these risks are heightened by the COVID-19 pandemic. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Other regions, including the EU, have similar requirements. The failure to comply with these registration and posting requirements can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties that may conduct clinical trials on our behalf would not be our employees, and except for remedies available to us under our agreements with such contractors, we would not be able to control whether or not they devote sufficient time, skill and resources to our development programs, a risk that could be exacerbated during the ongoing COVID-19 pandemic as any such third parties try to address the impact of the ongoing pandemic on their own businesses and financial condition. Any such contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for the applicable product candidates. If that occurs, we would not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be impaired.

We also expect to rely on other third parties to store and distribute drug supplies for any future clinical trials we may pursue. Any performance failure on the part of any such distributors or impacts from geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorist activity and unstable governments and legal systems could delay clinical development or marketing approval of any future product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

The manufacturing of pharmaceutical products and, in particular, biologics, is complex and we do not have our own clinical manufacturing capabilities. We will rely on third parties to produce clinical and commercial supplies of any future product candidates.

We currently have no manufacturing facilities and plan to rely on third-party contract manufacturers to manufacture all of our preclinical product candidate supplies and clinical trial product supplies. We do not own, nor do we plan to own,  any manufacturing facilities. There can be no assurance that our preclinical and clinical development product supplies from third parties will not be limited or interrupted, or be of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing pharmaceutical products and, in particular, biologics is complex, highly regulated, and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party contract manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.

If the contract manufacturers we engage are unable to supply us with sufficient clinical grade quantities of our product candidates, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We expect to obtain drug product and drug substance from single third-party contract manufacturers, which exacerbates these and other related risks for us. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers.

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

Further, our reliance on third-party manufacturers exposes us to risks beyond our control, including the:

●	inability to meet our drug specifications and quality requirements consistently;
●	inability to initiate or continue preclinical studies or clinical trials of product candidates under development;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	manufacturing and drug quality issues, including related to scale-up of manufacturing;
●	failure to comply with cGMP and similar foreign standards;
●	reliance on a limited number of sources, and in some cases, potentially single sources for drug components and raw materials, such that if we are unable to secure a sufficient supply of these drug components and raw materials, we will be unable to manufacture and sell our future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
●	lack of qualified backup suppliers for those components and raw materials that are purchased from a sole or single source supplier;
●	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	disruption of operations by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, the issuance of an FDA Form 483 notice or warning letter or geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorist activity and unstable governments and legal systems;
●	carrier disruptions or increased costs that are beyond our control;
●	failure to deliver our drugs under specified storage conditions and in a timely manner; and
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

In addition, our contract manufacturers are or may be engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility, which could impact the contract supplier’s or manufacturer’s ability to manufacture for us.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates successfully may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to STAR-0215 and any future product candidates. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we have filed an International (PCT) patent application directed to STAR-0215 and intend to file patent applications in the United States and abroad related to STAR-0215 and future novel product candidates and related technologies that are important to our business. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our products and product candidates. The enforcement, defense and maintenance of such patents and other intellectual property rights may be challenging and costly.

We cannot be certain that any patent application directed to STAR-0215 or any future product candidate will be issued in a form that provides us with adequate protection to prevent competitors from developing competing products. As a biopharmaceutical company, our patent position is uncertain because it involves complex legal and factual considerations. The standards applied by USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biopharmaceutical patents. Consequently, patents may not issue from any applications that are currently pending or that we file in the future. As such, we do not know the degree of future protection that we will have for STAR-0215 and its use. The scope of patent protection that the USPTO and foreign patent offices will grant with respect to STAR-0215 is uncertain. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. For example, it is possible that the USPTO and foreign patent offices will not allow broad antibody claims that specifically cover our STAR-0215 product candidate and antibodies closely related to it. As a result, upon receipt of FDA approval, or regulatory approval in foreign jurisdictions, competitors may be free to market antibodies almost identical to ours, including biosimilar antibodies, thereby decreasing our market share. However, a competitor cannot submit to the FDA an application for a biosimilar product based on STAR-0215 or any future biologic products until four years following the date of approval of our “reference product,” and the FDA may not approve such a biosimilar product until 12 years from the date on which the reference product was approved. See the section of this Annual Report on Form 10-K entitled “Business — Government Regulation and Product Approval — Biosimilars and Regulatory Exclusivity” for more details regarding biosimilar regulatory exclusivities.

Our pending International patent application and any future patent applications we file cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, patents are granted to the party who was the first to file a patent application. However, prior to March 16, 2013, in the United States, patents were granted to the party who was the first to invent the claimed subject matter. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Our development and commercialization rights to STAR-0215 and future product candidates and technology may be subject, in part, to the terms and conditions of licenses granted to us by others.

We may become reliant upon licenses to certain patent rights and proprietary technology from third parties that are relevant to our STAR-0215 product candidate and possible future product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we choose to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

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

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under any collaboration relationships we might enter into in the future;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the ownership of inventions and know how resulting from the joint creation or use of intellectual property by our licensors and us; and
●	the priority of invention of patented technology.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and STAR-0215, as well as any future product candidates, without infringing the intellectual property and other proprietary rights of third parties. If any third-party patents or patent applications are found to cover STAR-0215 or any future product candidates or their methods of use, we may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

In spite of our efforts to avoid obstacles and disruptions arising from third-party intellectual property, it is impossible to establish with certainty that our programs directed to STAR-0215 and any future product candidates will be free of claims by third-party intellectual property holders. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, patent litigation may be initiated against us. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or non-infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business.

There is a substantial amount of intellectual property litigation in the biopharmaceutical industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to STAR-0215 or any future product candidates, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The biopharmaceutical industry has produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that any current or future product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

Our involvement in litigation, and in, e.g., any interference, derivation, reexamination, inter partes review, opposition or post-grant proceedings or other intellectual property proceedings in the United States, or other jurisdictions, may divert management time from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any current and potential intellectual property litigation also could force us to do one or more of the following:

●	stop selling, manufacturing or using our products in the United States or other jurisdictions that use the subject intellectual property;

●	obtain from a third party asserting its intellectual property rights, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all, or may be non-exclusive thereby giving our competitors access to the same technologies licensed to us;
●	redesign those products or processes that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible; or
●	pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

Along with patent protection, we also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including, for example, certain aspects of our manufacturing processes. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, CROs, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants.

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

The United States Supreme Court has ruled on several patent cases, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology. Depending on future actions by the Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make antibodies that are the same as or similar to STAR-0215 or future product candidates but that are not covered by the claims of patents that we own or have rights to;
●	we or our licensors or any current or future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by our pending patent application;
●	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent rights will not lead to issued patents, or that patents, if granted, may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	third parties performing manufacturing or testing for us using our products or technologies could use the intellectual property of others without obtaining a proper license;
●	we may not develop additional technologies that are patentable; and
●	third parties may allege that our development and commercialization of STAR-0215 or future products may infringe their intellectual property rights, the outcome of which may have an adverse effect on our business.

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

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we may not be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of STAR-0215 or any future product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of biopharmaceutical products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, which regulations differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of a BLA from the FDA, which would be required for approval of STAR-0215, or NDA or marketing approval from applicable regulatory authorities outside the United States. Product candidates in the development phase are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party clinical research organizations to assist us in this process.

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

In addition, changes in or the enactment or promulgation of additional statutes, regulations or guidance during preclinical or clinical development, or comparable changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the 2020 withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit that sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise,  may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for any product candidates, which could significantly and materially harm our business, or prevent us from commercializing any product candidate in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets (such as the ongoing conflict between Ukraine and Russia); compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

In 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA, which among other things, codified the FDA’s pre-existing regulatory interpretation to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.”  Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

In addition, to obtain orphan drug designation in the European Union, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for STAR-0215 or any other product candidate. In particular, there is no assurance that STAR-0225 will be able to show, to the satisfaction of European Union regulatory authorities, that it of significant benefit to HAE patients given the currently available commercial products for HAE in the European Union and the additional products that are ahead of STAR-0215 in clinical development for HAE.

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

We must also comply with requirements concerning advertising and promotion for any product candidate for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. In September 2021 the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on distribution or use of a product;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	damage to relationships with collaborators;
●	unfavorable press coverage and damage to our reputation;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure;
●	injunctions or the imposition of civil or criminal penalties; and
●	litigation involving patients using our products.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Further, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union, notably under Directive 2001/83EC, as amended, and are also subject to European Union Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, our or any future collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

We may seek certain designations for our product candidates, including Breakthrough Therapy, RMAT Therapy, Fast Track and Priority Review designations in the U.S., and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

In the European Union, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies, including government agencies and regulatory authorities outside the United States, on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021 the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the

FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

In 2020 and 2021 a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case and in June 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several recent Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020 President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Infrastructure Investment and Jobs Act to January 1, 2026 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2026.

In September 2021, acting pursuant to an executive order signed by President Biden, the Department of Health and Human Services, or HHS, released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b)  improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Transparency Requirements.  The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the HHS information related to physician and healthcare provider payments and other transfers of value and physician ownership and investment interests.

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

As a result, there is increased scrutiny on the extent to which clinical trial sites located in the EEA should apply the GDPR to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Assisting parties with whom we exchange personal data in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States and the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us and our stockholders. Many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and an elimination of net operating loss carrybacks (though any net operating losses generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely), and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or the FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020, and COVID-19 relief provisions were included in the

Consolidated Appropriations Act, 2021 or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020.

It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted. For example, President Biden has proposed to increase the U.S. corporate income tax rate from its current 21%, implement a minimum tax on book income and increase taxation of international business operations, among numerous other corporate tax reform proposals. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in the combined company’s or the combined company’s stockholders’ tax liability or require changes in the manner in which the combined company operates in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

We are highly dependent on our executive officers and key employees. If we are unable to retain our executive officers or other key employees, replacing them may be difficult and costly, and may take an extended period of time because of the nature of our current business strategy and the limited number of individuals in our industry with the relevant breadth of skills and experience. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate replacements for our executive officers or key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

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

We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure, and that of our vendors and third-party providers, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our vendors and third-party providers could be susceptible to third party attacks on our and their information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks. While we have invested in information technology security measures and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. For example, we have detected common types of attempts to attack our information technology systems and data using means that have included phishing. Any service interruptions or security breaches of our information technology systems may substantially impair our ability to operate our business and could compromise our networks, or those of our vendors and third-party providers, and the information stored could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business. Although we maintain cyber liability insurance of $1.0 million in the aggregate it may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

Risks Related to Our Common Stock

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our holders of 5% or more of our capital stock and their respective affiliates beneficially own in excess of 20.0% of our outstanding common stock. These stockholders, acting together or on their own, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

The price of our common stock has been and is likely to continue to be highly volatile, which could result in substantial losses for our stockholders.

Our stock price has been and is likely to continue to be highly volatile. For example, when we announced our acquisition of Quellis, our stock price increased by approximately 70% in one day. In the twelve months ending February 28, 2022, the last business day in February, our stock price has traded at a high of $22.01 and a low of $3.83.

The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our investors may lose some or all of their investments. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of STAR-0215 or any future product candidate;
●	commencement or termination of collaborations for any development programs we may pursue;
●	failure or discontinuation of any of any development programs we may pursue;
●	the success of existing or new competitive products or technologies;
●	results of clinical trials of product candidates of competitors;

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to a product candidate or clinical development program;
●	the results of any additional efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts that cover our stock;
●	announcement or expectation of additional financing efforts;
●	announcement of collaborations, licenses, acquisitions or other comparable forms of transactions;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including political instability, or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of February 28, 2022, we had outstanding 13,016,955 shares of common stock and 31,455 shares of our Series X Preferred Stock, which are convertible into 5,242,501 shares of our common stock. Pursuant to our obligations under a registration rights agreement entered into in connection with the acquisition of Quellis and the February 2015 Financing, we have registered under the Securities Act of 1933, as amended, or the Securities Act, 15,399,967 shares of our common stock issued to the former Quellis stockholders or issued or issuable upon conversion of the Series X Preferred Stock. As a result, such shares are freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any significant sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

As of February 28, 2022, we also had outstanding warrants to purchase 1,530,380 shares of common stock at a weighted average exercise price of $41,84 per share, with expiration dates between March 30, 2022 and December 14, 2030. We have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

Additionally, we have an ongoing sales agreement with Jefferies LLC, pursuant to which we could issue and sell shares of common stock under an at-the-market offering program.

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

●	establish a classified board of directors such that all members of the board are not elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call a special meeting of stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

In addition, as of February 28, 2022, there are 31,455 shares of our Series X Preferred Stock outstanding that we issued in connection with the acquisition of Quellis and the February 2021 Financing. Except as otherwise required by law, the Series X Preferred Stock does not have voting rights. However, as long as any shares of Series X Preferred Stock are outstanding, we may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series X Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series X Preferred Stock or alter or amend the Certificate of Designation that authorized the Series X Preferred Stock, amend or repeal any provision of, or add any provision to, our Certificate of Incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X Preferred Stock, (ii) issue further shares of Series X Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series X Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our offices are located in Boston, Massachusetts and consist of approximately 11,000 square feet of subleased office space under a lease that expires in July 2022. We believe that our existing facilities are sufficient for our needs for the foreseeable future. On January 28, 2022, we entered into a sublease agreement, or the Sublease Agreement, with Grant Thornton LLP, or the Sublandlord, pursuant to which we will sublease approximately 17,136 square feet of office space located in Boston, Massachusetts. The term of the Sublease Agreement will commence on the latest to occur of (i) May 1, 2022, (ii) the receipt of the landlord’s consent to the Sublease Agreement and (iii) the date on which the Sublandlord delivers full and exclusive possession of the premises to us as set forth in the Sublease Agreement, and will end on July 31, 2024 (or on such earlier date as the term may sooner cease or expire as set forth in the Sublease Agreement). If the landlord fails to deliver its consent within 45 days after the execution of the Sublease Agreement, we have the right to terminate the Sublease Agreement, in accordance with the terms set forth therein.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On September 9, 2021, following our name change to Astria Therapeutics, Inc., our common stock, $0.001 par value per share, commenced trading under the symbol “ATXS” on the Nasdaq Global Select Market. Prior to September 9, 2021, our common stock was publicly traded on the Nasdaq Global Market under the symbol “CATB” since June 25, 2015. Prior to that time, there was no public market for our common stock.

Holders

As of March 4, 2022, there were approximately 26 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This section provides additional information regarding our businesses, current developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies and estimates that require significant judgement and have the most potential impact on our consolidated financial statements. This discussion and analysis is intended to better allow investors to view the Company from the management’s perspective.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our mission is to bring hope with life-changing therapies to patients and families that are affected by rare and niche allergic and immunological diseases. Our lead product candidate is STAR-0215 (formerly known as QLS-215), a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in preclinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. STAR-0215 has the potential to be the most patient-friendly chronic treatment option, based on the data generated to date and the existing HAE treatment landscape.

In January 2021 we acquired Quellis Biosciences, Inc., or Quellis, including the STAR-0215 program, and announced a private placement that, upon closing in February 2021, resulted in gross proceeds to us of approximately $110.0 million before deducting placement agent and other offering expenses. In November 2020, after we stopped the development of our edasalonexent program as a potential treatment for Duchenne Muscular Dystrophy, or DMD, we decided to explore and evaluate strategic options. The acquisition of Quellis was the result of our evaluation of strategic options.

In September 2021, we formally changed our name to Astria Therapeutics, Inc. from Catabasis Pharmaceuticals, Inc. The name “Astria” originates from the Greek word for star, demonstrating our commitment to patients who serve as our guiding stars.

HAE is a rare, debilitating and potentially life-threatening disease. The treatment options for patients with HAE have improved, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The vision for our lead program, STAR-0215, is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE with dosing once every three months or longer. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. STAR-0215 is currently in preclinical development and we expect to submit an Investigational New Drug application, or IND, for STAR-0215 in mid-2022 and plan to initiate a Phase 1a clinical trial shortly thereafter with initial results anticipated by year end 2022. We believe that this clinical trial has the opportunity to establish proof of concept for the differentiated profile of STAR-0215. We expect the Phase 1a clinical trial to be conducted in healthy volunteers and evaluate several single escalating dose cohorts with subcutaneous administration. Our goals for this trial with STAR-0215 are to demonstrate safety and tolerability, establish prolonged half-life, demonstrate the duration of inhibition of plasma kallikrein activity and to refine dose and dosing regimen for studies in HAE patients. Assuming positive data from the Phase 1a trial, we plan to initiate a Phase 1b/2 trial in patients with HAE in 2023. We expect the Phase 1b/2 trial will be a randomized, placebo-controlled, global multi-center trial. The primary goals for this trial in HAE patients are to demonstrate safety and tolerability, establish prolonged half-life, demonstrate inhibition of plasma kallikrein activity, and provide an initial assessment of the impact of STAR-0215 on HAE attack rate.

Our vision for STAR-0215 is supported by preclinical data showing potent inhibition of the production of bradykinin by plasma kallikrein and a long plasma half-life that could potentially enable patients to dose less frequently. Multiple experiments have confirmed that STAR-0215 is approximately 10-fold more potent than lanadelumab, a monoclonal antibody inhibitor of plasma kallikrein commercialized under the name TAKHZYRO and an approved preventative treatment for HAE, in inhibiting bradykinin production. In cynomolgus monkey studies, lanadelumab was observed to have a half-life of approximately 10 days, which is consistent with what has been reported in United States Food and Drug Administration, or FDA, review documents and publications for lanadelumab in non-human primates. STAR-0215 was administered at the same dose as lanadelumab and the observed half-life was approximately 34 days, which is about a three to four-fold longer half-life than observed for lanadelumab. We believe this could translate to a half-life of several months for STAR-0215 in humans. If this longer half-life is demonstrated in clinical trials, it has the potential to enable dosing once every three months or longer.

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

We concluded that the Quellis Acquisition was not the acquisition of a business, as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset, STAR-0215.

We determined that the cost to acquire the Quellis assets was $170.7 million, based on the fair value of the equity consideration issued and including direct costs of the acquisition of $1.8 million. The net assets acquired in connection with the Quellis Acquisition were recorded at their estimated fair values as of January 28, 2021, which is the date the Quellis Acquisition was completed.

In the estimation of fair value of the asset purchase consideration, we used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired in-process research and development, or IPR&D. As STAR-0215 had not, at the time of the Quellis Acquisition, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, as the acquired IPR&D had no alternative future use, as determined by us in accordance with United States generally accepted accounting principles, or U.S. GAAP.

In January 2021, we also entered into a Stock Purchase Agreement, or the Purchase Agreement, with certain institutional and accredited investors pursuant to which, we sold an aggregate of 35,573 shares of Series X Preferred Stock for an aggregate purchase price of $110.0 million, or the February 2021 Financing. Our stockholders approved the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a), or the Conversion Proposal, at our annual stockholders meeting on June 2, 2021. On the fourth business day after the approval of the Conversion Proposal, each share of Series X Preferred Stock automatically converted into 166.67 shares of common stock, subject to certain beneficial ownership limitations, including that a holder of Series X Preferred Stock is prohibited from converting shares of Series X Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (as of December 31, 2021, these percentages are set at 4.99% to 9.99% and can be adjusted by the holder to a number between 4.99% and 19.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Shares of Series X Preferred Stock not converted automatically are thereafter subject to conversion at the option of the holder, subject to certain beneficial ownership limitations. As of December 31, 2021, 54,622 shares of Series X Preferred Stock were converted into 9,103,664 shares of common stock and 31,455 shares of Series X Preferred Stock remained outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the outstanding shares Series X Preferred Stock is 5,242,501. Outstanding shares of Series X Preferred Stock are subject to conversion at the option of the holder.

Reverse Stock Split

On August 4, 2021, our Board of Directors approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-six (1:6). The reverse stock split became effective on August 19, 2021. The reverse stock split was approved by our stockholders at our Annual Meeting of Stockholders on June 2, 2021. All share and per share amounts of the common stock included in this Annual Report on Form 10-K, including in the accompanying consolidated financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Financial Overview

Our business is almost entirely dependent on the success of STAR-0215, which is in the preclinical stage of development, and has only produced results in preclinical and nonclinical settings. Our net losses were $194.9 million (including $164.6 million of in-process research and development expenses) and $37.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $455.8 million. We have financed our operations to date primarily through private placements of preferred stock before we became a public company and our private placement of preferred stock in the February 2021 Financing, registered offerings of our common stock and our at-the-market programs, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. As of December 31, 2021, we had $125.5 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses through 2023. Advancing the development of STAR-0215 or any future product candidates will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund STAR-0215 or any future product candidates through regulatory approval. We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215 or any future product candidates, support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity, Capital Resources and Capital Requirements” below for additional information.

Revenue

As of December 31, 2021, we have not generated any revenue from product sales.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct clinical trials and research and development and preclinical activities on our behalf;
●	the cost of consultants;
●	the cost of lab supplies and acquiring, developing and manufacturing study materials; and
●	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

The following table summarizes our research and development expenses by program (in thousands). All of the programs with respect to which we incurred research and development expenses during the years ended December 31, 2020 have been discontinued.

	Year Ended December 31,
	2021	2020
STAR-0215	$8,172	$—
Edasalonexent	631	17,344
Other research programs	911	—
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	4,488	6,101
Facilities	338	515
Consultants and professional expenses, including stock-based compensation	862	1,134
Other	150	496
Total costs not directly allocated to programs	5,838	8,245
Total research and development expenses	$15,552	$25,590

Based on the results of the Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, in October 2020 we stopped all activities related to the development of edasalonexent, including the ongoing GalaxyDMD open-label extension trial, and wound down substantially all activities related to edasalonexent by mid-2021.

We expect to incur significant research and development expenses in the year ending December 31, 2022, and in future periods in connection with the preclinical and clinical activities related to the development of STAR-0215. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of STAR-0215 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from STAR-0215 or any other product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful enrollment in, and completion of clinical trials;
●	changes in the FDA and foreign regulatory approval processes or perspectives that may delay or prevent the approval of new products;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	launching commercial sales, if we are able to obtain marketing approval, whether alone or in collaboration with others; and
●	a continued acceptable safety profile following approval.

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

Reduction in Workforce

In December 2020, following the decision to stop development of edasalonexent, we announced that we were reducing our workforce during the quarter ended December 31, 2020. The reduction of workforce resulted in total expenses for employee severance and employee benefits of $0.6 million, of which $0.2 million was recorded during the year ended December 31, 2021. As of December 31, 2021, all severance related to the reduction of workforce has been paid.

Other Income (Expense)

Other income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments and net amortization expense on short-term investments, and gains and losses related to foreign currency fluctuations.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policy is the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Quellis Acquisition

In January 2021, we acquired Quellis pursuant to the Merger Agreement. We concluded that the Quellis Acquisition was not the acquisition of a business, as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset, STAR-0215.

We determined that the cost to acquire the Quellis assets was $170.7 million, based on the fair value of the equity consideration issued and including direct costs of the acquisition of $1.8 million. The net assets acquired in connection with the Quellis Acquisition were recorded at their estimated fair values as of January 28, 2021, which is the date the Quellis Acquisition was completed.

In the estimation of fair value of the asset purchase consideration, we used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired in-process research and development, or IPR&D. As STAR-0215 had not, at the time of the Quellis Acquisition, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with United States generally accepted accounting principles, or U.S. GAAP.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The estimate of accrued research and development expense is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party service providers. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by CROs in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our CROs will exceed the level of services provided and result in a prepayment of the research and development expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting expense amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the dollar change in those items (in thousands):

	Year Ended December 31,		Period-to-
	2021	2020	Period Change
Operating expenses:
Research and development	$15,552	$25,590	$(10,038)
General and administrative	14,807	11,845	2,962
Acquired in-process research and development	164,617	—	164,617
Total operating expenses	194,976	37,435	157,541
Loss from operations	(194,976)	(37,435)	(157,541)
Other income, net	64	135	(71)
Net loss	$(194,912)	$(37,300)	$(157,612)

Research and Development Expenses

Research and development expenses decreased by $10.0 million to $15.6 million for the year ended December 31, 2021 from $25.6 million for the year ended December 31, 2020, a decrease of 39%. The decrease in research and development expenses was attributable to stopping all development activities associated with our edasalonexent program, partially offset by costs to support our preclinical development of the STAR-0215 program. The $10.0 million decrease in research and development expenses was primarily attributable to a $16.7 million decrease in costs to support our edasalonexent program, a $1.6 million decrease in employee related expenses, a $0.3 million decrease in consulting expense, and a $0.5 million decrease in the research and development portion of facilities and other office expenses. These decreases were partially offset by a $8.2 million increase in costs to support preclinical development of the STAR-0215 program, and a $0.9 million increase in other research and platform programs.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million to $14.8 million for year ended December 31, 2021 from $11.8 million for the year ended December 31, 2020, an increase of 25%. The increase in general and administrative expenses was attributable to a $2.5 million increase in employee expenses, $1.4 million of which was specifically related to stock compensation, a $0.7 million increase in recruiting expense, a $0.4 million increase in insurance expense, a $0.1 million increase in the general and administrative portion of facilities and general office expenses and a $0.1 million increase in our Delaware franchise fee, partially offset by a decrease in professional services of $0.8 million largely related to a decrease in activities related to preparation for commercialization of edasalonexent.

Other Income (Expense), Net

Other income (expense), net decreased by $71 thousand for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was attributable to a decrease in interest and investment income due to lower interest rates.

Liquidity and Capital Resources

From our inception through December 31, 2021, we raised an aggregate of $426.0 million through private placements of preferred stock before we became a public company and our private placement of preferred stock in the February 2021 Financing, registered offerings of our common stock and our at-the-market programs. As of December 31, 2021, we had $125.5 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses through 2023. Advancing the development of STAR-0215 and other product candidates will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215 or any future product candidates, support our continuing operations, future clinical trials and expansion of our pipeline. In addition, STAR-0215 or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. Market volatility, inflation, interest rate fluctuations and concerns related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms on which any funding may be available. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations. Although we will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

February 2021 Financing

On January 28, 2021, we entered into the Purchase Agreement and sold an aggregate of 35,573 shares of Series X Preferred Stock on the February 1, 2021 closing date for gross proceeds of approximately $110.0 million, and net proceeds of $104.3 million.

January 2020 Financing

On January 30, 2020, we entered into an underwriting agreement with Oppenheimer & Co. Inc. relating to an underwritten public offering, or the January 2020 Financing, of 881,666 shares of common stock at a price to the public of $30.00 per share, including

115,000 shares issued upon the exercise in full by Oppenheimer & Co. Inc. of its overallotment option. This resulted in gross proceeds of $26.5 million, and net proceeds of $24.6 million.

At-the-Market Offerings

We have entered into various sales agreements with Cowen and Company LLC, or Cowen, pursuant to which we could issue and sell shares of common stock, under at-the-market offering programs. On May 20, 2021, we terminated our sales agreement with Cowen. On June 30, 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we can issue and sell shares of common stock, of up to $25.0 million under at-the-market offering programs (collectively, with the Cowen at-the-market offering program, the ATM Programs). We pay the sales agent commissions of 3% of the gross proceeds from any common stock sold through the ATM Programs. As of December 31, 2021, we have not sold any shares of common stock pursuant to the Jefferies agreement and $25.0 million of common stock remains available for sale under the Jefferies agreement.

During the year ended December 31, 2020, we sold an aggregate of 392,288 shares of common stock pursuant to our ATM Programs, at an average offering price of $42.76 per share, for gross proceeds of $16.8 million, resulting in net proceeds of $16.3 million after deducting sales commissions and offering expenses. There was no activity from the ATM Programs during the year ended December 31, 2021.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party preclinical research and development services, legal and other regulatory expenses and general overhead.

As of December 31, 2021, we had an accumulated deficit of $455.8 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of December 31, 2021, we had available cash, cash equivalents and short-term investments of $125.5 million.  We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses through 2023.

Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, STAR-0215 and any future product candidates, including potential future clinical trials;
●	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, and scaling up the manufacturing of drug substance and drug product to clinical and commercial scale, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	if we obtain marketing approval of any of our product candidates, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our product candidates, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to STAR-0215 in HAE;
●	our headcount growth and associated costs;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, STAR-0215 and any future product candidates, including potential future clinical trials;
●	the impact of the COVID-19 pandemic on our operations, business and prospects; and
●	the costs of operating as a public company.

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

Cash Flows

Comparison of the Years Ended December 31, 2021 and 2020

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(30,151)	$(32,485)
Net cash (used in) provided by investing activities	(12,555)	6,300
Net cash provided by financing activities	104,284	40,860
Net increase in cash, cash equivalents and restricted cash	$61,578	$14,675

Net Cash Used in Operating Activities

Net cash used in operating activities was $30.2 million for the year ended December 31, 2021 and consisted primarily of a net loss of $194.9 million adjusted for the non-cash portion of acquired IPR&D of $164.6 million, stock-based compensation expense of $3.4 million, and a net increase in net assets of $3.3 million, which resulted primarily from a decrease in accounts payable of $2.0 million, and a decrease in accrued expenses of $1.3 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $12.6 million for the year ended December 31, 2021 and consisted of purchases of short-term investments of $78.0 million, partially offset by proceeds from maturities of short-term investments of $59.0 million and cash acquired in the Quellis Acquisition of $6.4 million. Net cash provided by investing activities was $6.3 million for the year ended December 31, 2020 and consisted of proceeds from maturities of short-term investments of $69.1 million, which were partially offset by purchases of short-term investments of $62.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $104.3 million during the year ended December 31, 2021, which was attributable to net proceeds of $104.3 million from the February 2021 Financing. Net cash provided by financing activities was $40.9 million during the year ended December 31, 2020, which was primarily attributable to net proceeds of $24.6 million from the January 2020 Financing and net proceeds of $16.3 million from our ATM Programs.

Material Cash Requirements from Known Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2021:

	Payments due by period
		Less than 1		More than 3
(In thousands)	Total	Year	1 - 3 Years	Years
Operating lease obligations (1)	438	438	—	—
Payments under vendor agreements (2)	766	766	—	—
Total contractual cash obligations	$1,204	$1,204	$—	$—
(1)Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)Represents future milestone payments under vendor agreements if certain clinical milestones related to the planned Phase 1a clinical trials of the STAR-0215 program are met.

As of December 31, 2021, our only material contractual obligations were our facility lease pursuant to which we will make payments of $0.4 million until it’s expiration in June of 2022 and to certain vendors to which we will make payments of $0.8 million if certain clinical milestones related to the planned Phase 1a clinical trials of STAR-0215 are met. In January 2022, we entered into a sublease as described in Item 2. Properties, to which we will make payments of $1.4 million from May 2022 through June 2024.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $125.5 million and, as of December 31, 2020, we had cash, cash equivalents and short-term investments of $44.9 million. Our cash equivalents as of December 31, 2021 consisted of money market funds and U.S. reverse repurchase agreements. Our cash equivalents as of December 31, 2020 consisted of money market funds. Our short-term investments as of December 31, 2021 and 2020 consisted of U.S. reverse repurchase agreements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio and interest income. Inflation generally affects us by increasing our research and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be adversely affected by inflation in the future.

As of December 31, 2021 and December 31, 2020, we had no material liabilities that would require us to purchase foreign currency.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements together with the report of our independent registered public company accounting firm (PCAOB ID: 42), required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Item 15 of this Annual Report on Form 10-K.

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

As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in accordance with an exemption established for smaller reporting companies with annual revenue of less than $100 million.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance

The information required by this Item is set forth under the captions “Proposal No. 1 — Election of Class I Directors — Information Regarding Directors,” “Corporate Governance,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics” and “Compensation Governance — Committees of the Board of Directors — Audit Committee”  in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. If applicable, this information will be set forth under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

We have adopted a code of ethics, our Code of Business Conduct and Ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics, as well as our corporate governance guidelines and the charters for the audit, compensation, nominating and corporate governance, and science and technology committees of our Board of Directors, are each accessible under the “Corporate Governance” heading of the “For Investors” section of our website, http://www.astriatx.com. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation

The information required by this Item is set forth under the captions “Executive Officers,” “Executive Compensation,” and “Corporate Governance — Director Compensation” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Principal Stockholders” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Person Transactions” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the caption “ Ratification of the Appointment of Ernst & Young LLP as Astria’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2022” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

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
2.1**

Agreement and Plan of Merger, dated January 28, 2021, by and among Catabasis Pharmaceuticals, Inc., Cabo Merger Sub I, Inc., Cabo Merger Sub II, LLC and Quellis Biosciences, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on January 29, 2021)

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on September 8, 2021)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on September 8, 2021)
4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on June 20, 2018)
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 6, 2019)
4.3	Description of Registered Securities
10.1+

Registration Rights Agreement, dated as of January 28, 2021, by and among the Registrant and each purchaser identified therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-37467) filed with the SEC on March 11, 2021)

10.2

Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Square 1 Bank (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.3

Warrant to purchase shares of Series B Preferred Stock issued on March 31, 2015 to Midcap Financial Trust (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.4

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

10.6

Warrant to Purchase Shares of Common Stock issued on January 28, 2021 to Viridian LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-37467) filed with the SEC on March 11, 2021)

10.7*

Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.8*

Form of Incentive Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.9*

Form of Nonstatutory Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.10*	Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on December 15, 2021)
10.11*

Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on June 3, 2015)

10.12*

Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on June 3, 2015)

10.13*	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on June 3, 2015)
10.14*	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 22, 2022)
10.15*

Form of Nonstatutory Stock Option Agreement under the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 22, 2022)

10.16*

Amended and Restated Employment Agreement, dated as of April 7, 2010, by and between the Registrant and Jill C. Milne, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.17*

Amended and Restated Executive Severance Benefits Plan effective October 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on November 12, 2020)

10.18*

Form of Indemnification Agreement by and between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.19	Sublease Agreement, dated as of January 28, 2022, by and between Grant Thornton LLP and the Registrant
10.20

Sublease Agreement, dated as of September 9, 2019, by and between Allied Minds, LLC and the Registrant (Incorporated by reference to Exhibit 10.1 to the to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on November 7, 2019)

10.21*

Quellis Biosciences, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-254151) filed with the SEC on March 11, 2021)

10.22

Open Market Sale AgreementSM, dated as of June 30, 2021, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on June 30, 2021)

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan arrangement.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Astria Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astria Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Determination of accounting acquirer and assessment of accounting model in the merger with Quellis Biosciences, Inc.
Description of the Matter

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company executed a Merger Agreement and acquired Quellis Biosciences, Inc. (“Quellis”) on January 28, 2021. The merger was accounted for as an asset acquisition, with the Company being identified as the accounting acquirer.

Evaluating the Company's accounting treatment of the merger required especially subjective auditor judgment. Specifically, a high degree of auditor judgment was required to evaluate the Company's determination of the accounting acquirer and assessment of the transaction as an asset acquisition.

How We Addressed the Matter in Our Audit

Our audit procedures to test the Company’s determination of the accounting acquirer in the Quellis acquisition included, among others, the review of management’s accounting memorandum that documented the factors the Company considered in determining the accounting acquirer, including voting interests held by the former shareholder groups and the composition of the board of directors and senior management of the combined Company.  In addition, we inspected the Company’s Merger Agreement and assessed the terms in the agreement and compared them to the Company’s accounting memorandum. We tested the Company’s determination of the accounting acquiror including the assessment of the voting interests of the various shareholder groups held in the Company post transaction and the composition of the board of directors and senior management of the combined entities. Additionally, we evaluated the composition and amounts of the assets acquired and liabilities assumed in the transaction and whether Quellis contained processes in place to generate outputs in the assessment of the transaction as an asset acquisition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Boston, Massachusetts

March 10, 2022

Astria Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$86,508	$24,930
Short-term investments	39,000	20,000
Prepaid expenses and other current assets	1,567	1,395
Total current assets	127,075	46,325
Right-of-use asset	394	966
Other assets	45	165
Total assets	$127,514	$47,456
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,557	$1,544
Accrued expenses	3,281	4,197
Current portion of operating lease liabilities	365	649
Total current liabilities	5,203	6,390
Long-term portion of operating lease liabilities	—	397
Total liabilities	5,203	6,787
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued and outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,455 shares issued and outstanding as of December 31, 2021 and no shares issued and outstanding as of December 31, 2020	96,398	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 13,016,955 and 3,347,386 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	13	4
Additional paid-in capital	481,709	301,562
Accumulated other comprehensive loss	—	—
Accumulated deficit	(455,809)	(260,897)
Total stockholders’ equity	122,311	40,669
Total liabilities and stockholders’ equity	$127,514	$47,456

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$15,552	$25,590
General and administrative	14,807	11,845
Acquired in-process research and development	164,617	—
Total operating expenses	194,976	37,435
Loss from operations	(194,976)	(37,435)
Other income (expense):
Interest and investment income	122	236
Other expense, net	(58)	(101)
Total other income, net	64	135
Net loss	(194,912)	(37,300)
Dividend on convertible preferred stock related to beneficial conversion feature and issuance costs	(24,437)	—
Net loss attributable to common shareholders	$(219,349)	$(37,300)
Net loss per share—basic and diluted	$(24.58)	$(12.20)
Weighted-average common shares outstanding used in net loss per share—basic and diluted	8,925,173	3,058,578

The accompanying notes are an integral part of these consolidated financial statements

Astria Therapeutics, Inc.

Consolidated Statements Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(194,912)	$(37,300)
Other comprehensive income:
Gain on short-term investments	—	—
Total other comprehensive income:	—	—
Comprehensive loss	$(194,912)	$(37,300)

The accompanying notes are an integral part of these consolidated financial statements

Astria Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Series X Preferred Stock		Common Stock				Accumulated Other	Total
			Number of		Additional Paid -	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par Value	in Capital	Deficit	(Loss) Gain	Equity
Balance at December 31, 2019	—	$—	2,072,266	$2	$259,315	$(223,597)	$—	$35,720
Issuance of common stock in public offering, net of $1.9 million in issuance costs	—	—	881,666	1	24,558	—	—	24,559
Issuance of common stock for at-the-market offerings, net of issuance costs of $0.5 million	—	—	392,288	—	16,268	—	—	16,268
Proceeds from exercises of options	—	—	1,166	1	31	—	—	32
Stock-based compensation expense	—	—	—	—	1,390	—	—	1,390
Net loss	—	—	—	—	—	(37,300)	—	(37,300)
Balance at December 31, 2020	—	$—	3,347,386	$4	$301,562	$(260,897)	$—	$40,669
Issuance of preferred stock and common stock in a private offering of public equity, net of issuance costs	35,573	84,696	—	—	19,565	—	—	104,261
Issuance of preferred stock and common stock upon acquisition of Quellis	50,504	156,185	555,444	—	8,098	—	—	164,283
Issuance of common stock upon the conversion of preferred stock	(54,622)	(168,920)	9,103,664	9	168,911	—	—	—
Fair value adjustment to acquired Quellis warrants	—	—	—	—	1,157	—	—	1,157
Accretion of preferred stock discount		24,437			(24,437)			—
Proceeds from exercises of options			10,470	—	23	—	—	23
Reclassification of equity classified warrants	—	—	—	—	3,468	—	—	3,468
Fractional shares eliminated pursuant to reverse stock split	—	—	(9)	—	—	—	—	—
Stock-based compensation expense			—	—	3,362	—	—	3,362
Net loss	—	—	—	—	—	(194,912)	—	(194,912)
Balance at December 31, 2021	31,455	$96,398	13,016,955	$13	$481,709	$(455,809)	$—	$122,311

The accompanying notes are an integral part of these consolidated financial statements

Astria Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(194,912)	$(37,300)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of acquired in-process research and development	164,612	—
Stock-based compensation expense	3,362	1,390
Net gain on warrants inherited in acquisiton of Quellis	71	—
Other non-cash items	21	58
Changes in assets and liabilities:
Prepaid expenses and other assets	85	1,257
Right-of-use asset- operating	(109)	176
Accounts payable	(1,965)	347
Accrued expenses	(1,316)	1,587
Net cash used in operating activities	(30,151)	(32,485)
Investing activities
Purchases of short-term investments	(78,000)	(62,777)
Sales and maturities of short-term investments	59,000	69,110
Cash acquired in acquisition of Quellis	6,466	—
Purchases of property and equipment	(21)	(33)
Net cash (used in) provided by investing activities	(12,555)	6,300
Financing activities
Proceeds from underwritten public offering, net of issuance costs	—	24,559
Proceeds from private offering of public equity, net of issuance costs	104,261	—
Proceeds from at-the-market offering, net of issuance costs	—	16,270
Proceeds from exercise of common stock options	23	31
Net cash provided by financing activities	104,284	40,860
Net increase in cash, cash equivalents and restricted cash	61,578	14,675
Cash, cash equivalents and restricted cash, beginning of period	25,051	10,376
Cash, cash equivalents and restricted cash, end of period	$86,629	$25,051
Supplemental disclosure of non-cash transactions:
Conversion of Series X Preferred Stock into common stock	$168,920	$—
Non-cash dividend on convertible preferred stock	$24,437	$—
Reclassification of warrant liability to additional paid-in capital	$3,468	$—

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.    Organization and Operations

The Company

Astria Therapeutics, Inc. (the “Company”), formerly known as Catabasis Pharmaceuticals, Inc., is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Its mission is to bring hope with life-changing therapies to patients and families that are affected by rare and niche allergic and immunological diseases. On October 26, 2020, the Company announced that the Phase 3 PolarisDMD trial of the Company’s previous lead product candidate, edasalonexent, for the treatment of Duchenne Muscular Dystrophy (“DMD”) did not meet its primary and secondary endpoints. Based on these results, the Company announced that it was stopping activities related to the development of edasalonexent, including the Company’s ongoing open-label extension trial. On January 28, 2021, the Company acquired Quellis Biosciences, Inc. (“Quellis”). The Company’s lead product candidate, which was acquired in the Quellis acquisition, is STAR-0215 (formerly known as QLS-215), a monoclonal antibody inhibitor of plasma kallikrein in preclinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. The Company was incorporated in the State of Delaware on June 26, 2008.

Reverse Stock Split

On August 19, 2021, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-six (1:6) pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware. Pursuant to the reverse stock split, every six shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. Amounts of common stock resulting from the reverse stock split were rounded down to the nearest whole share and any resulting fractional shares were cancelled for cash. The number of authorized shares of the Company’s common stock remained unchanged. The reverse stock split affected all issued and outstanding shares of the Company’s common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding Series X Preferred Stock, outstanding stock options, outstanding warrants and the Company’s equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

As a result of the Quellis Acquisition and the February 2021 Financing, the Company issued the following Series X Preferred Stock or warrants to purchase Series X Preferred Stock:

Series X
Preferred
Stock at
Transaction
Date
Shares issued in merger	50,504
Shares issued in February 2021 Financing	35,573
Warrants assumed in merger	2,805
Total	88,882

At its 2021 Annual Meeting of Stockholders on June 2, 2021, the Company’s stockholders approved the conversion of the Company’s Series X Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) (the “Conversion Proposal”). Following stockholder approval of the Conversion Proposal, each share of Series X Preferred Stock then outstanding automatically converted into 166.67 shares of the Company’s common stock, subject to certain beneficial ownership limitations, including that a holder of Series X Preferred Stock is prohibited from converting shares of Series X Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (as of December 31, 2021, these percentages are set at 4.99% to 9.99% and can be adjusted by the holder to a number between 4.99% and 19.99%) of the total number of shares of the Company’s common stock issued and outstanding immediately after giving effect to such conversion. As of December 31, 2021, 54,622 shares of Series X Preferred Stock were converted into 9,103,664 shares of common stock and 31,455 shares of Series X Preferred Stock remained outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock. At December 31, 2021, the number of shares of common stock issuable upon conversion of the remaining outstanding shares of Series X Preferred Stock is 5,242,501. Outstanding shares of Series X Preferred Stock are subject to conversion at the option of the holder.

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

Liquidity

The Company has entered into various sales agreements with Cowen and Company LLC (“Cowen”), pursuant to which the Company could issue and sell shares of common stock under at-the-market offering programs. On May 20, 2021, the Company terminated its sales agreement with Cowen. On June 30, 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company can issue and sell shares of common stock of up to $25.0 million under at-the-market offering programs (collectively, with the Cowen at-the-market offering program, the “ATM Programs”). The Company pays the sales agent commissions of 3% of the gross proceeds from any common stock sold through the ATM Programs. As of December 31, 2021, the Company has not sold any shares of common stock pursuant to the Jefferies agreement and, as a result, $25.0 million of common stock remains available for sale under the Jefferies agreement.

During the year ended December 31, 2020, the Company sold an aggregate of 392,288 shares of common stock pursuant to the ATM Programs, at an average price of $42.76 per share, for net proceeds of $16.3 million after deducting sales commissions and offering expenses. There was no activity from the ATM Programs during the year ended December 31, 2021.

As of December 31, 2021, the Company had an accumulated deficit of $455.8 million and had available cash, cash equivalents and short-term investments $125.5 million. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity or other financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company utilizes certain estimates to record expenses relating to research and development contracts. These contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from service providers.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, short-term investments and restricted cash. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

Cash and Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$86,508	$24,930
Restricted cash (1)	121	121
Total	$86,629	$25,051
(1)	Included in prepaid expenses and other current assets at December 31, 2021 and other long-term assets at December 31, 2020.

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

The carrying amounts reflected in the balance sheets for cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at December 31, 2021 and 2020, due to their short-term nature. There have been no changes to the valuation methods during the years ended December 31, 2021 and 2020. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2021 and 2020.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through December 31, 2021.

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

During the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,132	$599
General and administrative	2,230	791
Total	$3,362	$1,390

No related tax benefits were recognized for the years ended December 31, 2021 and 2020.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Stock options	1,346,733	227,945
Common stock warrants	1,530,380	1,032,292
Series X Preferred Stock (1)	5,242,501	—
	8,119,614	1,260,236
(1)	Shown as common stock equivalents

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740, Expenses—Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company did not have any uncertain tax positions for any periods presented.

The Company assesses the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where it has operations to determine the potential effect its business and any assumptions it has made about its future taxable income. The Company cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on its business if they were to be enacted. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods, however, the Company has no assurance that the provision will be repealed or otherwise modified.

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

Leases

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

Preferred Stock Discount

As discussed above, in February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon the shareholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of December 31, 2021, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

Recent Accounting Pronouncements -Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740). This standard includes amendments within the scope of Topic 740 to reduce complexity and improve areas of U.S. GAAP. This amendment was effective for annual reporting periods beginning after December 15, 2020. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

In the estimation of fair value of the asset purchase consideration, the Company used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D. As STAR-0215 had not, at the time of the Quellis Acquisition, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

4.    Financial Instruments

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2021
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,853	$—	$—	$1,853
Reverse repurchase agreements	—	—	—	—
Short-term investments:
Reverse repurchase agreements	—	39,000	—	39,000
Total	$1,853	$39,000	$—	$40,853

	As of December 31, 2020
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$22,999	$—	$—	$22,999
Short-term investments:
Reverse repurchase agreements	—	20,000	—	20,000
Total assets	$22,999	$20,000	$—	$42,999

At December 31, 2021 and 2020, cash equivalents approximated their fair value due to their short-term nature.

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

December 31, 2021
Balance at beginning of year	$—
Issuance of warrants	4,332
(Decrease) increase in the fair value of the warrants	(864)
Reclassification of warrant liability to additional paid in-capital	(3,468)
Ending balance	$—

The fair value of the warrants was based on the following assumptions:

Year Ended December 31,
2021

Weighted-average expected volatility	89.1-89.3%
Expected term (in years)	9.54-9.88
Risk-free interest rate	1.064-1.725%
Expected dividend yield	0%

5.    Short-Term Investments

The following tables summarize the short-term investments held at December 31, 2021 and 2020 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2021
Reverse repurchase agreements	$39,000	$—	$—	$39,000
Total	$39,000	$—	$—	$39,000

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2020
Reverse repurchase agreements	$20,000	$—	$—	$20,000
Total	$20,000	$—	$—	$20,000

The contractual maturities of all short-term investments held at December 31, 2021 and 2020 were one year or less. There were no short-term investments in an unrealized loss position at December 31, 2021 and 2020.

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

During the years ended December 31, 2021 and 2020 all proceeds included in the Company’s cash flows related to maturities of underlying securities. The gains on proceeds of maturities of short-term investments were not material to the Company’s consolidated results of operations for the years ended December 31, 2021 and 2020.

6.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued compensation	$1,958	$1,719
Accrued contracted costs	760	1,726
Accrued other	295	—
Accrued professional fees	268	356
Accrued severance	—	396
Total	$3,281	$4,197

7.    Commitments

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

The lease is scheduled to expire in 2022. Future minimum payments required under the non-cancelable operating leases as of December 31, 2021 are $0.4 million.

Rent expense was $0.7 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. Lease payments were $0.7 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

8.   Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of December 31, 2021, the Company had 31,455 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,242,501. Refer to Note 1 – “Organization and Operations” regarding the Company’s issuance of Series X Preferred Stock in January 2021 and February 2021.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at December 31, 2021:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2015	Common Stock	204	$732.72	3/30/2022
2018	Common Stock	699,962	$72.00	6/21/2023
2019	Common Stock	331,858	$37.50	2/7/2024
2021	Common Stock	498,356	$2.10	12/14/2030
Total		1,530,380
Weighted average exercise price			$41.84
Weighted average life in years				4.05

Common Stock

As of December 31, 2021, the Company had 150,000,000 shares of common stock authorized for issuance, $0.001 par value per share, with 13,016,955 shares issued and outstanding.  The voting, dividend and liquidation rights of holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding preferred stock.

Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	December 31,	December 31,
	2021	2020
Series X Preferred Stock	5,242,501	—
Warrants for the purchase of common stock	1,530,380	1,032,291
Options outstanding to purchase common stock	1,346,733	227,846
Options available for future issuance to purchase common stock	1,633,736	322,695
Shares reserved for the employee stock purchase plan	30,904	24,825
Total	9,784,254	1,607,657

As of December 31, 2021, the Company also had 31,455 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock outstanding is convertible into 166.67 shares of the Company’s common stock, subject to certain beneficial ownership limitations at the holder’s option. See Note 1 – “Organization and Operations” for additional detail.

9. Stock Incentive Plans

Prior to the Company’s initial public offering in June 2015 (the “IPO”), the Company granted awards to eligible participants under its 2008 Equity Incentive Plan. In May 2015, the Company’s board of directors adopted and, in June 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan, as amended and amended and restated since the IPO (“2015 Plan”), which became effective immediately prior to the effectiveness of the IPO. Subsequent to the IPO, option grants have been awarded to eligible participants only under the 2015 Plan.

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. For options granted through December 31, 2021, the exercise price or purchase price, as applicable, equaled the estimated fair value of the common stock as determined by the Company’s board of directors on the date of grant.

A summary of the Company’s stock option activity and related information for employees and non-employees follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in thousands)
Outstanding at December 31, 2020	227,846	$68.25	8.13	$—
Granted	1,156,646	$15.91
Assumed in Quellis Acquisition	55,414	$1.73
Exercised	(10,470)	$2.10
Cancelled or forfeited	(81,196)	$48.13
Expired	(1,507)	$100.85
Outstanding at December 31, 2021	1,346,733	$22.25	9.02	$168,181
Vested and exercisable at December 31, 2021	135,412	$72.76	7.19	$77,798

The total intrinsic value of options exercised in the years ended December 31, 2021 and 2020 was $45 thousand and $29 thousand, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the years ended December 31, 2021 and 2020 was $9.82 and $3.81, respectively.

At December 31, 2021, the total unrecognized compensation expense related to unvested stock option awards was $10.8 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.9 years.

Stock-Based Compensation Expense

The fair value of stock options granted to employees and non-employees was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2021	2020
Weighted-average expected volatility	69.28-71.32%	75.51-82.08%
Expected term (in years)	5-6.25	5.50-6.25
Risk-free interest rate	0.42-1.36%	0.37-1.51%
Expected dividend yield	0%	0%

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

10.    Income Taxes

For the years ended December 31, 2021 and 2020, the Company did not record a provision for federal or state income taxes as it has incurred cumulative net operating losses since inception.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Federal income tax (benefit) at statutory rate	21.00%	21.00%
Permanent differences	(0.25)	(0.41)
Federal research and development credits and adjustments	0.44	2.78
Nondeductible research costs	(17.75)	—
State income tax, net of federal benefit	0.82	6.03
Other	0.01	0.37
Change in valuation allowance	(4.27)	(29.77)
Effective income tax rate	—%	—%

The Company’s deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$75,849	$65,373
Tax credit carryforwards	10,063	9,273
Capitalized research and development	139	482
Capitalized legal expenses	1,048	1,070
Lease liability	99	284
Other differences	1,977	1,648
Total deferred tax assets	89,175	78,130
Deferred tax liabilities
ROU asset	(107)	(262)
Valuation allowance	(89,068)	(77,868)
Net deferred tax assets	$—	$—

The Company recorded an increase to the valuation allowance of $11.2 million during the year ended December 31, 2021 due primarily to the federal and state net operating losses and tax credits generated. The Company recorded an increase to the valuation allowance of $11.1 million during the year ended December 31, 2020 which was also primarily due to the federal and state net operating losses and tax credits generated.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses and expectation of future losses, the deferred tax assets were fully offset by a valuation allowance at December 31, 2021 and 2020.

As of December 31, 2021, the Company had approximately $279.4 million of federal and $271.8 million of state net operating loss respectively, which may be available to offset future taxable income. Federal net operating loss carryforwards of $150.6 million and state net operating loss carryforwards of $271.8 million will expire at various dates from 2028 through 2041. Federal net operating loss carryforwards of $128.8 million can be carried forward indefinitely. The Company had approximately $8.1 million of federal and $2.4 million of state tax credit carryforwards available to reduce future tax liabilities as of December 31, 2021, which will expire at varying times through the year 2041.

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

As of December 31, 2021 and 2020, the Company did not have any significant unrecognized tax benefits. The Company had not accrued interest or penalties related to uncertain tax positions.

The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.

11.   Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company did not provide any contributions to this plan during the years ended December 31, 2021 or 2020.

12.   Subsequent Events

Operating Lease

On January 28, 2022, the Company entered into a sublease agreement (the “Sublease”) with Grant Thornton LLP (the “Sublandlord”), for office space.  The Sublease will commence on the latest to occur of (i) May 1, 2022, (ii) the receipt of the landlord’s consent to the Sublease and (iii) the date on which the Sublandlord delivers full and exclusive possession of the premises to the Company as set forth in the Sublease and will end on July 31, 2024. The Sublease will increase the future minimum payments described in Note 7 from approximately $0.4 million to approximately $1.8 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astria Therapeutics, Inc.
Date: March 10, 2022	By:	/s/ Jill C. Milne
Jill C. Milne
President and Chief Executive Officer

We, the undersigned directors and officers of Astria Therapeutics, Inc. (the “Company”), hereby severally constitute and appoint Jill C. Milne and Noah Clauser, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jill C. Milne	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Jill C. Milne

/s/ Noah Clauser	Chief Financial Officer and Treasurer	March 10, 2022
Noah Clauser	(Principal Financial Officer, Principal Accounting Officer)

/s/ Kenneth Bate
Kenneth Bate	Chairman	March 10, 2022

/s/ Joanne Beck
Joanne Beck	Director	March 10, 2022

/s/ Frederick C. Callori
Frederick C. Callori	Director	March 10, 2022

/s/ Hugh Cole
Hugh Cole	Director	March 10, 2022

/s/ Michael Kishbauch
Michael Kishbauch	Director	March 10, 2022

/s/ Gregg Lapointe
Gregg Lapointe	Director	March 10, 2022

/s/ Jonathan Violin
Jonathan Violin	Director	March 10, 2022