Form 10-Q
period 2022-03-31
Astria Therapeutics, Inc.
filed 2022-05-12
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 29, 2022, there were 13,016,955 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements (unaudited)	2
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021	3
	Condensed Consolidated Statements of Comprehensive Loss for the three ended March 31, 2022 and 2021	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26
Item 1A.	Risk Factors	26
Item 6.	Exhibits	26

SIGNATURES		27

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements , which reflect our current views with respect to, among other things, our operations and financial performance, strategy, future financial condition and clinical development programs. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, clinical development programs, regulatory filings and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

●	our expectations regarding the timing of our planned filing of an investigational new drug application for STAR-0215, and the timing, plans, goals and results of our planned Phase 1a and Phase 1b/2 clinical trials of STAR-0215, including that favorable results from such trials could establish proof of concept for the differentiation of STAR-0215 as a potential treatment for hereditary angioedema (“HAE”);
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of STAR-0215 as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of STAR-0215 to be a best-in-class and the most patient friendly treatment for HAE, and the nature and anticipated growth of the global HAE market and HAE therapies;
●	our expectations that we have identified a stable cell line for STAR-0215 and the ability of such cell line to generate sufficient material of suitable and appropriate quality for our planned STAR-0215 preclinical and clinical studies in a timely manner;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding our cash runway, expenses, future revenues, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, particularly in the sections entitled “Summary of the Material Risks Associated with Our Business” and “Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Astria Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$46,687	$86,508
Short-term investments	66,129	39,000
Prepaid expenses and other current assets	1,405	1,567
Total current assets	114,221	127,075
Right-of-use asset	228	394
Other assets	204	45
Total assets	$114,653	$127,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$931	$1,557
Accrued expenses	3,852	3,281
Current portion of operating lease liabilities	184	365
Total current liabilities	4,967	5,203
Total liabilities	4,967	5,203
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued and outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,455 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	96,398	96,398
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 13,016,955 shares issued and outstanding at March 31, 2021 and December 31, 2021, respectively	13	13
Additional paid-in capital	484,460	481,709
Accumulated other comprehensive loss	(53)	—
Accumulated deficit	(471,132)	(455,809)
Total stockholders’ equity	109,686	122,311
Total liabilities and stockholders’ equity	$114,653	$127,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$10,358	$2,593
General and administrative	5,020	2,880
Acquired in-process research and development	—	164,612
Total operating expenses	15,378	170,085
Loss from operations	(15,378)	(170,085)
Other income (expense):
Interest and investment income	56	14
Other expense, net	(1)	(13)
Total other income, net	55	1
Net loss	(15,323)	(170,084)
Net loss per share - basic and diluted	$(1.18)	$(45.60)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	13,016,955	3,730,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,323)	$(170,084)
Other comprehensive income:
Unrealized loss on short-term investments, net of tax of $0	(53)	—
Total other comprehensive loss	(53)	—
Comprehensive loss	$(15,376)	$(170,084)

The accompanying notes are an integral part of these condensed consolidated financial statements

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X	Series X	Series X	Series X
	redeemable	redeemable	redeemable	redeemable					Accumulated	Total
	convertible	convertible	convertible	convertible	Common	Common	Additional		other	stockholders’
	preferred	preferred	preferred	preferred	stock,	stock, par	paid-in	Accumulated	comprehensive	equity
	stock, shares	stock, value	stock, shares	stock, value	shares	value	capital	deficit	loss	(deficit)
Balance at December 31, 2020	—	$—	—	$—	3,347,386	$4	$301,562	$(260,897)	$—	$40,669
Issuance of preferred stock in a private offering of public equity, net of issuance costs	35,573	84,696	—	—	—	—	19,565	—	—	19,565
Issuance of preferred stock and common stock upon acquisition of Quellis	50,504	156,185	—	—	555,444	—	8,098	—	—	8,098
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	—	—	241	—	—	241
Stock-based compensation expense	—	—	—	—	—	—	366	—	—	366
Net loss	—	—	—	—	—	—	—	(170,084)	—	(170,084)
Balance at March 31, 2021	86,077	$240,881	—	$—	3,902,830	$4	$329,832	$(430,981)	$—	$(101,145)

	Series X	Series X	Series X	Series X
	redeemable	redeemable	redeemable	redeemable					Accumulated	Total
	convertible	convertible	convertible	convertible	Common	Common	Additional		other	stockholders’
	preferred	preferred	preferred	preferred	stock,	stock, par	paid-in	Accumulated	comprehensive	equity
	stock, shares	stock, value	stock, shares	stock, value	shares	value	capital	deficit	loss	(deficit)
Balance at December 31, 2021	—	$—	31,455	$96,398	13,016,955	$13	$481,709	$(455,809)	$—	$122,311
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	—	—	1,542	—	—	1,542
Stock-based compensation expense	—	—	—	—	—	—	1,209	—	—	1,209
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(53)	(53)
Net loss	—	—	—	—	—	—	—	(15,323)	—	(15,323)
Balance at March 31, 2022	—	$—	31,455	$96,398	13,016,955	$13	$484,460	$(471,132)	$(53)	$109,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(15,323)	$(170,084)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of acquired in-process research and development	—	164,612
Stock-based compensation expense	1,209	366
Expense for warrants inherited in acquisiton of Quellis	1,542	55
Other non-cash items	(79)	4
Changes in assets and liabilities:
Prepaid expenses and other assets	163	767
Right-of-use asset- operating	(15)	(73)
Accounts payable	(627)	(1,712)
Accrued expenses	571	(2,651)
Net cash used in operating activities	(12,559)	(8,716)
Investing activities
Purchases of short-term investments	(81,702)	—
Sales and maturities of short-term investments	54,603	20,000
Cash acquired in acquisition of Quellis	—	6,466
Purchases of property and equipment	—	(21)
Net cash (used in) provided by investing activities	(27,099)	26,445
Financing activities
Proceeds from private offering of public equity, net of issuance costs	—	104,261
Net cash provided by financing activities	—	104,261
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,658)	121,990
Cash, cash equivalents and restricted cash, beginning of period	86,629	25,051
Cash, cash equivalents and restricted cash, end of period	$46,971	$147,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization and Operations

The Company

Astria Therapeutics, Inc. (the “Company”), formerly known as Catabasis Pharmaceuticals, Inc., is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Its mission is to bring hope with life-changing therapies to patients and families that are affected by rare and niche allergic and immunological diseases. On October 26, 2020, the Company announced that the Phase 3 PolarisDMD trial of the Company’s previous lead product candidate, edasalonexent, for the treatment of Duchenne Muscular Dystrophy (“DMD”) did not meet its primary and secondary endpoints. Based on these results, the Company announced that it was stopping activities related to the development of edasalonexent, including the Company’s ongoing open-label extension trial. On January 28, 2021, the Company acquired Quellis Biosciences, Inc. (“Quellis”). The Company’s lead product candidate, which was acquired in the Quellis acquisition, is STAR-0215, a monoclonal antibody inhibitor of plasma kallikrein in preclinical development for the treatment of hereditary angioedema (“HAE”), a rare, debilitating and potentially life-threatening disease. The Company was incorporated in the State of Delaware on June 26, 2008.

Reverse Stock Split

On August 19, 2021, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-six (1:6) pursuant to a Certificate of Amendment to its Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware. Pursuant to the reverse stock split, every six shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. Amounts of common stock resulting from the reverse stock split were rounded down to the nearest whole share and any resulting fractional shares were cancelled for cash. The number of authorized shares of the Company’s common stock remained unchanged. The reverse stock split affected all issued and outstanding shares of the Company’s common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding Series X Preferred Stock (as defined below), outstanding stock options, outstanding warrants and the Company’s equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Agreement and Plan of Merger

On January 28, 2021, the Company acquired Quellis (the “Quellis Acquisition”). Under the terms of that certain agreement and plan of merger, dated January 28, 2021 (the “Merger Agreement”), the Company issued to the stockholders of Quellis 555,444 shares of the Company’s common stock, par value $0.001 per share, and 50,504 shares of newly designated Series X redeemable convertible preferred stock (“Series X Preferred Stock”) (as described below). The Series X Preferred Stock had a conversion value on the closing date of $122.7 million. In addition, the Company assumed options granted under the Quellis 2019 Stock Incentive Plan, which became options to purchase 55,414 shares of the Company’s common stock, a warrant to purchase 2,805 shares of Series X Preferred Stock at an exercise price of $341.70 per share, and a warrant to purchase 30,856 shares of the Company’s common stock at an exercise price of $2.10 per share, which warrants are exercisable until December 14, 2030. Upon stockholder approval of the Conversion Proposal (as defined below) on June 2, 2021, the warrant to purchase Series X Preferred Stock was converted into the right to purchase 467,500 shares of the Company’s common stock at a per share exercise price of $2.10 per share.

Stock Purchase Agreement and Series X Preferred Stock

Concurrent with the Quellis Acquisition, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors. Pursuant to the Purchase Agreement, the Company sold an aggregate of 35,573 shares of Series X Preferred Stock for gross proceeds of approximately $110.0 million, and net proceeds of $104.3 million (the “February 2021 Financing”). Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock. In accounting for the Purchase Agreement, the Company recorded a beneficial conversion feature of $19.6 million and issuance costs of $5.7 million. The combined total was treated as a discount to the value of Series X Preferred Stock, see Note 2 , “Summary of Significant Accounting Policies” for further discussion.

As a result of the Quellis Acquisition and the February 2021 Financing, the Company issued the following Series X Preferred Stock and assumed the following warrant:

	Series X	Common Stock
	Preferred	Issuable Upon
	Stock at	Conversion at
	Transaction	Transaction
	Date	Date
Shares issued in merger	50,504	8,417,502
Shares issued in February 2021 Financing	35,573	5,928,952
Warrant assumed in merger	2,805	467,500
Total	88,882	14,813,954

At its Annual Meeting of Stockholders on June 2, 2021, the Company’s stockholders approved the conversion of the Company’s Series X Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) (the “Conversion Proposal”). Following stockholder approval of the Conversion Proposal, each share of Series X Preferred Stock then outstanding automatically converted into 166.67 shares of the Company’s common stock, subject to certain beneficial ownership limitations, including that a holder of Series X Preferred Stock is prohibited from converting shares of Series X Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (as of March 31, 2022, these percentages are set at 4.99% to 9.99% and can be adjusted by the holder to a number between 4.99% and 19.99)% of the total number of shares of the Company’s common stock issued and outstanding immediately after giving effect to such conversion. As of March 31, 2022, 54,622 shares of Series X Preferred Stock have been converted into 9,103,664 shares of common stock and 31,455 shares of Series X Preferred Stock remained outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock. At March 31, 2022, the number of shares of common stock issuable upon conversion of the remaining outstanding shares of Series X Preferred Stock is 5,242,501. Outstanding shares of Series X Preferred Stock are subject to conversion at the option of the holder.

Holders of Series X Preferred Stock are entitled to receive dividends, subject to certain beneficial ownership limitations, on shares of Series X Preferred Stock equal, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the Company’s common stock. Except as otherwise required by law, the Series X Preferred Stock does not have voting rights. However, as long as any shares of Series X Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series X Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series X Preferred Stock or alter or amend the Certificate of Designation that authorized the Series X Preferred Stock, amend or repeal any provision of, or add any provision to, the Company’s Restated Certificate of Incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X Preferred Stock, (ii) issue further shares of Series X Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series X Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

Liquidity

The Company had entered into various sales agreements with Cowen and Company LLC (“Cowen”), pursuant to which the Company could issue and sell shares of common stock under at-the-market offering programs. On May 20, 2021, the Company terminated its sales agreement with Cowen. On June 30, 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company can issue and sell shares of common stock of up to $25.0 million under at-the-market offering programs (collectively, with the Cowen at-the-market offering program, the “ATM Programs”). The Company pays the sales agent commissions of 3% of the gross proceeds from any common stock sold through the ATM Programs. As of March 31, 2022, the Company has not sold any shares of common stock pursuant to the Jefferies agreement . There was also no activity from the ATM Programs during the three months ended March 31, 2021.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s products. The

Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company anticipates that it will continue to incur significant operating losses and negative cash flows for the next several years as it continues to develop its product candidates.

As of March 31, 2022, the Company had an accumulated deficit of $471.1 million and had available cash, cash equivalents and short-term investments of $112.8 million. The Company has determined that its existing cash, cash equivalents and short-term investments will be sufficient to meet its projected operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity or other financing or generate product revenues or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. Management’s conclusion with respect to its ability to fund its operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

2.     Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Astria Securities Corporation and Quellis Biosciences, LLC, successor in interest to Quellis. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

The Company utilizes certain estimates to record expenses relating to research and development contracts. These contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from the Company’s service providers.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the Company’s dilutive net loss per share calculation, preferred stock, stock options and warrants to purchase common stock and preferred stock were considered to be common stock equivalents but were excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented.

The following common stock equivalents, including Series X Preferred Stock shown as common stock equivalents, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Series X Preferred Stock	5,242,501	14,346,167
Stock options	1,962,650	271,887
Common stock warrants	1,530,176	1,063,148
Preferred stock warrants	—	467,500
	8,735,327	16,148,702

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are mainly comprised of money market accounts invested in U.S. Treasury securities, corporate debt securities, commercial paper and reverse repurchase agreements.

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of prepaid expenses and other current assets and other long-term assets at March 31, 2022 and other long-term assets at March 31, 2021.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statement of cash flows is as follows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$46,687	$146,920
Restricted cash	284	121
Total	$46,971	$147,041

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

Preferred Stock Discount

As discussed above, in February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon stockholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of March 31, 2022, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

Recent Accounting Pronouncements - Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326). This standard requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected. It also requires that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In November 2019, the FASB issued an amendment making this standard effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements as well as the timing of when this standard will be adopted.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2021 Annual Report on Form 10-K, and there were no significant changes to such policies in the three months ended March 31, 2022 that had a material impact on the Company’s results of operations or financial position.

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

In the estimation of fair value of the asset purchase consideration, the Company used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D. As STAR-0215 had not, at the time of the Quellis Acquisition, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

4.     Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three months ended March 31, 2022 and 2021.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2022
	Quoted
	Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$8,145	$—	$—	$8,145
Corporate debt securities	—	4,396	—	4,396
Commercial paper	—	3,996	—	3,996
Reverse repurchase agreements	—	3,000	—	3,000
Short term investments
Corporate debt securities	—	17,121	—	17,121
Commercial paper	—	5,980	—	5,980
Yankee securities	—	4,029	—	4,029
Treasury bills	1,999	—	—	1,999
Reverse repurchase agreements	—	37,000	—	37,000
Total	$10,144	$75,522	$—	$85,666

	As of December 31, 2021
	Quoted
	Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$1,853	$—	$—	$1,853
Short-term investments:
Reverse repurchase agreements	—	39,000	—	39,000
Total	$1,853	$39,000	$—	$40,853

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and short-term investments as of March 31, 2022 and December 31, 2021.

5.     Short-Term Investments

The following table summarizes the short-term investments held at March 31, 2022 and December 31, 2021 (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
March 31, 2022
Corporate debt securities	$17,157	$—	$(36)	$17,121
Commercial paper	5,987	—	(7)	5,980
Yankee securities	4,039	—	(10)	4,029
Treasury bills	1,999	—	—	1,999
Reverse repurchase agreements	37,000	—	—	37,000
Total	$66,182	$—	$(53)	$66,129

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2021
Reverse repurchase agreements	$39,000	$—	$—	$39,000
Total	$39,000	$—	$—	$39,000

The contractual maturities of all short-term investments held at March 31, 2022 and December 31, 2021 were one year or less. There were 15 short-term investments in an unrealized loss position at March 31, 2022 with an aggregate value of $26.3 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of March 31, 2022, the Company did not intend to sell, and it was not likely that the Company would be required to sell the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its short-term investments in an unrealized loss position. There were no short-term investments in an unrealized loss position at December 31, 2021.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three-month periods ended March 31, 2022 and 2021 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three months ended March 31, 2022 and 2021.

6.     Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued contracted costs	$2,073	$760
Accrued compensation	713	1,958
Accrued professional fees	638	268
Accrued other	428	295
Total	$3,852	$3,281

7.     Commitments

Future minimum payments required under the Company’s non-cancelable operating lease as of March 31, 2022 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2022	$188
Total lease payments	$188
Less: imputed interest	(4)
Total operating lease liabilities	$184

Rent expense was $0.2 million for each of the three months ended March 31, 2022 and 2021. Lease payments were $0.2 million for each of the three months ended March 31, 2022 and 2021, respectively.

On January 28, 2022, the Company entered into a sublease agreement (the “Sublease”) with Grant Thornton LLP (the “Sublandlord”), for new office space to replace its existing office space. The Sublease commenced on May 1, 2022 and will end on July 31, 2024 (or on such earlier date as the term may cease or expire as set forth in the Sublease ). The Sublease will increase the future minimum payments in the table above from approximately $0.2 million to approximately $1.6 million.

8.     Stockholders’ Equity

Preferred Stock

Under the Company’s Restated Certificate of Incorporation, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the Board of Directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of March 31, 2022, the Company had 31,455 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,242,501. Refer to Note 1 , “Organization and Operations” regarding the Company’s issuance of Series X Preferred Stock in January 2021 and February 2021.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at March 31, 2022:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2018	Common Stock	699,962	$72.00	6/21/2023
2019	Common Stock	331,858	$37.50	2/7/2024
2021	Common Stock	498,356	$2.10	12/14/2030
Total		1,530,176
Weighted average exercise price			$41.75
Weighted average life in years				3.80

9.     Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	March 31,	December 31,
	2022	2021
Series X Preferred Stock	5,242,501	5,242,501
Warrants for the purchase of common stock	1,530,176	1,530,380
Options outstanding to purchase common stock	1,962,650	1,346,733
Options available for future issuance to purchase common stock	1,332,716	1,633,736
Shares reserved for the employee stock purchase plan	36,982	30,904
Total	10,105,025	9,784,254

10.     Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2021	1,346,733	$22.25	9.02	$168
Granted	650,150	$6.48
Cancelled or forfeited	(34,233)	$17.56
Outstanding at March 31, 2022	1,962,650	$17.11	9.14	$381
Vested and exercisable at March 31, 2022	175,632	$58.41	7.27	$228

There were no stock options exercised in the three months ended March 31, 2022 and 2021. The total grant date fair value of stock options vested for the three months ended March 31, 2022 and 2021 was $0.6 million and $0.5 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended March 31, 2022 and 2021 was $4.05 and $9.00, respectively.

At March 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $11.9 million. The Company expects to recognize that cost over a weighted-average period of approximately 3.0 years.

On February 17, 2022, the Company’s Board of Directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards (collectively, the “stock awards”) with respect to an aggregate of 300,000 shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of March 31, 2022, there have been no grants issued under the Inducement Plan and 300,000 shares of common stock remained available for future issuance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 , or the 2021 Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections entitled “Risk Factors” and “Summary of the Material Risks Associated with Our Business” in our 2021 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This section provides additional information regarding our business, current developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies and estimates that require significant judgement and have the most potential impact on our unaudited condensed consolidated financial statements. This discussion and analysis is intended to better allow investors to view the Company from management’s perspective.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our mission is to bring hope with life-changing therapies to patients and families that are affected by rare and niche allergic and immunological diseases. Our lead product candidate is STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in preclinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. STAR-0215 has the potential to be the most patient-friendly chronic treatment option for HAE, based on the preclinical data generated to date and the existing HAE treatment landscape.

In January 2021, we acquired Quellis Biosciences, Inc., or Quellis, including the STAR-0215 program, and announced a private placement that, upon closing in February 2021, resulted in gross proceeds to us of approximately $110.0 million before deducting placement agent and other offering expenses, which we refer to as the February 2021 Financing. In November 2020, after we stopped the development of our edasalonexent program as a potential treatment for Duchenne Muscular Dystrophy, or DMD,we decided to explore and evaluate strategic options. The acquisition of Quellis was the result of our evaluation of strategic options.

In September 2021, we formally changed our name to Astria Therapeutics, Inc. from Catabasis Pharmaceuticals, Inc. The name “Astria” originates from the Greek word for star, demonstrating our commitment to patients who serve as our guiding stars.

HAE is a rare, debilitating and potentially life-threatening disease. The treatment options for patients with HAE have improved, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The vision for our lead program, STAR-0215, is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE with dosing once every three months or longer. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. STAR-0215 is currently in preclinical development and we expect to submit an Investigational New Drug application, or IND, for STAR-0215 in mid-2022 and plan to initiate a Phase 1a clinical trial shortly thereafter with initial results anticipated by year end 2022. We believe that this clinical trial has the opportunity to establish proof of concept for the differentiated profile of STAR-0215. We expect the Phase 1a clinical trial to be conducted in a single center with healthy volunteers and evaluate several single escalating dose cohorts with subcutaneous administration. Our goals for this trial with STAR-0215 are to demonstrate safety and tolerability, establish the prolonged half-life, demonstrate the duration of inhibition of plasma kallikrein activity and to refine dose and dosing regimen for studies in HAE patients. Assuming positive data from the Phase 1a trial, we plan to initiate a Phase 1b/2 trial in patients with HAE in 2023. We expect the Phase 1b/2 trial, if initiated, would be a randomized, placebo-controlled, global multi-center trial in HAE patients, and that the primary goals for the trial would be to demonstrate safety and tolerability, establish prolonged half-life, demonstrate inhibition of plasma kallikrein activity, and provide an initial assessment of the impact of STAR-0215 on HAE attack rate.

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

We presented preclinical data from the STAR-0215 program at the American College of Allergy, Asthma and Immunology, or ACAAI, Annual Scientific Meeting in November 2021, demonstrating the high potency of STAR-0215 for binding to and inhibition of plasma kallikrein on a different site than lanadelumab and supporting the ability of YTE technology to extend half-life. YTE modifications in STAR-0215 are designed to enable a longer duration of action. In cynomolgus monkeys dosed with STAR-0215, the YTE modifications protected STAR-0215 from antibody clearance leading to a more than three-fold increase in plasma half-life compared to an antibody without the YTE modifications. Additional preclinical data presented at the American Academy of Allergy, Asthma, and Immunology, or AAAAI, Annual Meeting in February 2022 demonstrated how STAR-0215 binds to plasma kallikrein. At the Fc Receptor and IgG Targeted Therapies Conference in April 2022, we presented pharmacokinetic modeling data supporting that STAR-0215 has the potential to effectively inhibit plasma kallikrein and prevent HAE attacks with subcutaneous dosing volumes appropriate for a self-injectable device dosed once every three months or longer. The preclinical and modeling data to date suggest that at equal or potentially lower doses STAR-0215 would have a significantly longer duration of action than lanadelumab and could result in STAR-0215 being an effective preventative therapy for patients with HAE due to inhibition of the pathologic activity of plasma kallikrein for an extended time period.

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

In January 2021, we also entered into a Stock Purchase Agreement, or the Purchase Agreement, with certain institutional and accredited investors pursuant to which we sold an aggregate of 35,573 shares of Series X Preferred Stock for an aggregate purchase price of $110.0 million, or the February 2021 Financing. Our stockholders approved the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a), or the Conversion Proposal, at our Annual Meeting of Stockholders on June 2, 2021. On the fourth business day after the approval of the Conversion Proposal, each share of Series X Preferred Stock automatically converted into 166.67 shares of common stock, subject to certain beneficial ownership limitations, including that a holder of Series X Preferred Stock is prohibited from converting shares of Series X Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (as of March 31, 2022, these percentages are set at 4.99% to 9.99% and can be adjusted by the holder to a number between 4.99% and 19.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Shares of Series X Preferred Stock not converted automatically are thereafter subject to conversion at the option of the holder, subject to certain beneficial ownership limitations. As of April 29, 2022, 54,622 shares of Series X Preferred Stock have been converted into 9,103,664 shares of common stock and 31,455 shares of Series X Preferred Stock remained outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the outstanding shares Series X Preferred Stock is 5,242,501. Outstanding shares of Series X Preferred Stock are subject to conversion at the option of the holder.

Reverse Stock Split

On August 4, 2021, our Board of Directors approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-six (1:6). The reverse stock split became effective on August 19, 2021. The reverse stock split was approved by our stockholders at our Annual Meeting of Stockholders on June 2, 2021. All share and per share amounts of the common stock included in this Quarterly Report on Form 10-Q, including in the accompanying unaudited condensed consolidated financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. As of April 29, 2022, we had 13,016,955 shares of outstanding common stock and approximately 31,455 shares of outstanding Series X Preferred Stock, which we issued in the Quellis Acquisition and the February 2021 Financing, which are convertible into 5,242,501 shares of common stock.

Financial Overview

Our business is almost entirely dependent on the success of STAR-0215, which is in the preclinical stage of development, and has only produced results in preclinical and nonclinical settings. Our net losses were $15.3 million and $170.1 million (including $164.6 million of in-process research and development expenses) for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $471.1 million. We have financed our operations to date primarily through private placements of preferred stock before we became a public company and our private placement of preferred stock in the February 2021 Financing, registered offerings of our common stock and our at-the-market programs, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. As of March 31, 2022, we had $112.8 million in cash, cash equivalents and short-term investments. We expect that our existing cash, cash equivalents and short-term investments are sufficient to support our operating expenses and capital expenditures through 2023. Advancing the development of STAR-0215 or any future product candidates will require a significant amount of capital. Our existing cash , cash equivalents and short-term investments will not be sufficient to fund STAR-0215 or any future product candidates through regulatory approval. We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2022	2021
STAR-0215	$6,269	$458
Edasalonexent	64	456
Other research programs	301	—
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	1,375	1,227
Facilities	80	88
Consultants and professional expenses, including stock-based compensation	2,226	276
Other	43	88
Total costs not directly allocated to programs	3,724	1,679
Total research and development expenses	$10,358	$2,593

Based on the results of the Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, in October 2020 we stopped all activities related to the development of edasalonexent, including the ongoing GalaxyDMD open-label extension trial, and wound down substantially all activities related to edasalonexent by mid-2021.

We expect to incur significant research and development expenses in the year ending December 31, 2022 and in future periods in connection with the preclinical and clinical activities related to the development of STAR-0215. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of STAR-0215 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from any such product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful enrollment in, and completion of clinical trials;
●	feedback from the FDA and foreign regulatory authorities on planned trial designs, pre-clinical studies and manufacturing capabilities and plans;
●	changes in the FDA and foreign regulatory approval processes or perspectives that may delay or prevent the approval of new products;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	launching commercial sales, if we are able to obtain marketing approval, whether alone or in collaboration with others, and our ability to compete successfully with other products; and
●	a continued acceptable safety profile following approval.

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

Reduction in Workforce

In December 2020, following the decision to stop development of edasalonexent, we announced that we were reducing our workforce during the quarter ended December 31, 2020. The reduction resulted in total expenses for employee severance and employee benefits of $0.6 million, of which $0.2 million was recorded during the three months ended March 31, 2021. As of March 31, 2022, all severance and employee benefits related to the reduction of workforce has been paid.

Other Income (Expense), Net

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K.

Results of Operations

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions.

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the dollar change in those items (in thousands):

	Three Months Ended March 31,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development	$10,358	$2,593	$7,765
General and administrative	5,020	2,880	2,140
Acquired in-process research and development	—	164,612	(164,612)
Total operating expenses	15,378	170,085	(154,707)
Loss from operations	(15,378)	(170,085)	154,707
Other income, net	55	1	54
Net loss	$(15,323)	$(170,084)	$154,761

Research and Development Expenses

Research and development expenses increased by $7.8 million to $10.4 million for the three months ended March 31, 2022 from $2.6 million for the three months ended March 31, 2021, an increase of 299%. The substantial increase in research and development expenses was primarily attributable to a $5.8 million increase in direct costs to support preclinical development of the STAR-0215 program, a $2.0 million increase to professional service expenses primarily due to expense recognized on vested warrants inherited in the Quellis Acquisition as described in Note 1, “Organization and Operations”, a $0.3 million increase in other research and programs, and a $0.1 million increase in employee expenses. These increases were offset by a $0.4 million decrease in costs to support the edasalonexent program due to stopping all development activities associated with the program.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million to $5.0 million for the three months ended March 31, 2022 from $2.9 million for the three months ended March 31, 2021, an increase of 74%. The increase was attributable to a $0.7 million increase in professional services expense primarily due to new product planning and business development activities, a $0.6 million increase in employee related costs, a $0.5 million increase in stock-based compensation expense, a $0.2 million increase in our Delaware franchise tax fee, and a $0.1 million increase in insurance expense.

Acquired In-process Research and Development Expense

Acquired IPR&D expense was $164.6 million for the three months ended March 31, 2021. Acquired IPR&D expense resulted from the Quellis Acquisition in January 2021. The acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as an expense as of the closing date of the Quellis Acquisition. No acquired IPR&D expenses were incurred for the three months ended March 31, 2022.

Other Income, Net

Other income, net increased by $54,000 to $55,000 for the three months ended March 31, 2022 from $1,000 for the three months ended March 31, 2021. The increase was primarily attributable to an increase in interest and investment income due to higher interest yields and an increase in our interest-earning assets.

Liquidity and Capital Resources

From our inception through March 31, 2022, we raised an aggregate of $426.0 million through private placements of preferred stock before we became a public company and our private placement of preferred stock in the February 2021 Financing, registered offerings of our common stock and our at-the-market programs. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $112.8 million. We expect that our existing cash , cash equivalents and short-term investments are sufficient to support our operating expenses and capital expenditures through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. In addition, STAR-0215 or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. Market volatility, inflation, interest rate fluctuations and concerns related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms on which any funding may be available. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations.

February 2021 Financing

On January 28, 2021, we entered into the Purchase Agreement and sold an aggregate of 35,573 shares of Series X Preferred Stock on the February 1, 2021 closing date for gross proceeds of approximately $110.0 million, and net proceeds of $104.3 million.

At-the-Market Offering

We had entered into various sales agreements with Cowen and Company LLC , or Cowen, pursuant to which we could issue and sell shares of common stock, under at-the-market offering programs. On May 20, 2021, we terminated our sales agreement with Cowen. On June 30, 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC , or Jefferies, pursuant to which we can issue and sell shares of common stock, of up to $25.0 million under at-the-market offering programs (collectively, with the Cowen at-the-market offering program, the ATM Programs). We pay the sales agent commissions of 3% of the gross proceeds from any common stock sold through the ATM Programs. As of March 31, 2022, we have not sold any shares of common stock pursuant to the Jefferies agreement. There was also no activity from the ATM Programs during the three months ended March 31, 2021.

Cash Flows

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(12,559)	$(8,716)
Net cash (used in) provided by investing activities	(27,099)	26,445
Net cash provided by financing activities	—	104,261
Net (decrease) increase in cash, cash equivalents and restricted cash	$(39,658)	$121,990

Net Cash Used in Operating Activities

Net cash used in operating activities was $12.6 million for the three months ended March 31, 2022 and consisted primarily of a net loss of $15.3 million adjusted for stock-based compensation expense of $1.2 million and expense recognized for warrants of $1.5 million.

Net cash used in operating activities was $8.7 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $170.1 million adjusted for the non-cash portion of acquired IPR&D of $164.6 million and other non-cash items such as stock-based compensation expense of $0.4 million and a net increase in operating assets of $3.6 million, which resulted primarily from a decrease in accrued expenses of $2.7 million and a decrease in accounts payable of $1.7 million, partially offset by a decrease in prepaid expenses of $0.8 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $27.1 million for the three months ended March 31, 2022 and consisted primarily of proceeds from purchases of short-term investments of $81.7 million offset by maturities of short-term investments of $54.6 million. Net cash provided by investing activities was $26.4 million for the three months ended March 31, 2021 and consisted primarily of proceeds from maturities of short-term investments of $20.0 million and cash acquired in the Quellis Acquisition of $6.4 million.

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

As of March 31, 2022, we had an accumulated deficit of $471.1 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of March 31, 2022, we had available cash, cash equivalents and short-term investments of $112.8 million. We expect that our existing cash , cash equivalents and short-term investments are sufficient to support our operating expenses and capital expenditures through 2023.

Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, STAR-0215 and any future product candidates, including potential future clinical trials;
●	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, and scaling up the manufacturing of drug substance and drug product to clinical and commercial scale, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	if we obtain marketing approval of any of our product candidates, revenues, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our product candidates, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to STAR-0215 in HAE;
●	our headcount growth and associated costs;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, STAR-0215 and any future product candidates, including potential future clinical trials;
●	the impact of the COVID-19 pandemic on our operations, business and prospects; and
●	the costs of operating as a public company.

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

Material Cash Requirements from Known Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2022:

	Payments due by period
		Less than 1		More than 3
(In thousands)	Total	Year	1 - 3 Years	Years
Operating lease obligations (1)	1,625	731	894	—
Payments under vendor agreements (2)	766	766	—	—
Total contractual cash obligations	$2,391	$1,497	$894	$—
(1)Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)Represents future milestone payments under vendor agreements if certain clinical milestones related to the planned Phase 1a clinical trials of the STAR-0215 program are met.

As of March 31, 2022, material contractual obligations included our facility leases pursuant to which we will make payments of $1.6 million. These payments include those pursuant to our current facility lease until its expiration in June 2022 as well as a new sublease we entered into in January 2022, as described in Note 7, “Commitments”, commencing in May 2022 through its expiration in June 2024. As of March 31, 2022, also have material contractual obligations to certain vendors to which we will make payments of $0.8 million if certain clinical milestones related to the planned Phase 1a clinical trials of STAR-0215 are met.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Careful consideration should be given to the factors discussed in Part I, Item 1A, Risk Factors, in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below:

Exhibit Number	Exhibit
10.1

Sublease Agreement, dated as of January 28, 2022, by and between Grant Thornton LLP and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 10-K (File No. 001-37467) filed with the SEC on March 10, 2022)

10.2*	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 22, 2022)
10.3*

Form of Nonstatutory Stock Option Agreement under the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 22, 2022)

10.4*	Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on December 15, 2021)
10.5*	Form of Incentive Stock Option Agreement under 2015 Stock Incentive Plan
10.6*	Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan
10.7*	2015 Employee Stock Purchase Plan
10.8*	Amended and Restated Executive Severance Benefits Plan effective October 7, 2020
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

* Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astria Therapeutics, Inc.

Date: May 12, 2022	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)