Form 10-Q
period 2022-09-30
Astria Therapeutics, Inc.
filed 2022-11-10
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2022, there were 16,825,758 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements (unaudited)	2
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2022 and 2021, June 30, 2022 and 2021, and September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28
Item 1A.	Risk Factors	28
Item 6.	Exhibits	28

SIGNATURES		29

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

These forward-looking statements include, among other things, statements about:

●	our expectations regarding the timing, plans, goals and results of our Phase 1a clinical trial, including the timing of availability of preliminary results, and our planned Phase 1b/2 clinical trial of STAR-0215;
●	our expectations about the unmet medical need for hereditary angioedema (“HAE”), the potential differentiating attributes of STAR-0215 as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of STAR-0215 to be a best-in-class and the most patient friendly treatment for HAE, and the nature and anticipated growth of the global HAE market and HAE therapies;
●	our expectations that we have identified a stable cell line for STAR-0215 and the ability of such cell line to generate sufficient material of suitable and appropriate quality for our Phase 1a clinical trial of STAR-0215 and our planned STAR-0215 preclinical and clinical studies, including our planned Phase 1b/2 clinical trial, in a timely manner;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding our cash runway, expenses, future revenues, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Astria Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$45,972	$86,508
Short-term investments	70,599	39,000
Prepaid expenses and other current assets	1,914	1,567
Total current assets	118,485	127,075
Right-of-use asset	1,087	394
Other assets	245	45
Total assets	$119,817	$127,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$790	$1,557
Accrued expenses	5,073	3,281
Current portion of operating lease liabilities	578	365
Total current liabilities	6,441	5,203
Long term portion of operating lease liabilities	504	—
Total liabilities	6,945	5,203
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued and outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,455 shares issued and outstanding as of September 30, 2022 and December 31, 2021	96,398	96,398
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 15,748,323 and 13,016,955 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	16	13
Additional paid-in capital	511,053	481,709
Accumulated other comprehensive loss	(215)	—
Accumulated deficit	(494,380)	(455,809)
Total stockholders’ equity	112,872	122,311
Total liabilities and stockholders’ equity	$119,817	$127,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$7,698	$3,788	$24,673	$9,859
General and administrative	4,688	4,110	14,540	10,992
Acquired in-process research and development	—	—	—	164,617
Total operating expenses	12,386	7,898	39,213	185,468
Loss from operations	(12,386)	(7,898)	(39,213)	(185,468)
Other income (expense):
Interest and investment income	437	35	706	89
Other expense, net	(48)	(8)	(64)	(42)
Total other income, net	389	27	642	47
Net loss	(11,997)	(7,871)	(38,571)	(185,421)
Dividend on convertible preferred stock related to beneficial conversion feature and issuance costs	—	—	—	(24,437)
Net loss attributable to common shareholders	$(11,997)	$(7,871)	$(38,571)	$(209,858)
Net loss per share - basic and diluted	$(0.87)	$(0.61)	$(2.91)	$(27.81)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	13,742,385	12,830,782	13,261,422	7,546,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(11,997)	$(7,871)	$(38,571)	$(185,421)
Other comprehensive loss:
Unrealized loss on short-term investments, net of tax of $0	(29)	—	(215)	—
Total other comprehensive loss:	(29)	—	(215)	—
Comprehensive loss	$(12,026)	$(7,871)	$(38,786)	$(185,421)

The accompanying notes are an integral part of these condensed consolidated financial statements

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X Preferred Stock		Series X Preferred Stock		Common Stock
	Series X	Series X	Series X	Series X
	redeemable	redeemable	redeemable	redeemable					Accumulated	Total
	convertible	convertible	convertible	convertible			Additional		other	stockholders’
	preferred stock,	preferred stock,	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	equity
	shares	value	shares	value	shares	par value	capital	deficit	loss	(deficit)
Balance at December 31, 2020	—	$—	—	$—	3,347,386	$4	$301,562	$(260,897)	$—	$40,669
Issuance of preferred stock in a private offering of public equity, net of issuance costs	35,573	84,696	—	—	—	—	19,565	—	—	19,565
Issuance of preferred stock and common stock upon acquisition of Quellis	50,504	156,185	—	—	555,444	—	8,098	—	—	8,098
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	—	—	241	—	—	241
Stock-based compensation expense	—	—	—	—	—	—	366	—	—	366
Net loss								(170,084)		(170,084)
Balance at March 31, 2021	86,077	240,881	—	—	3,902,830	4	329,832	(430,981)	—	(101,145)
Reclassification of preferred stock to permanent equity	(86,077)	(240,881)	86,077	240,881	—	—	—	—	—	240,881
Issuance of common stock upon the conversion of preferred stock	—	—	(53,532)	(165,548)	8,921,966	9	165,540	—	—	1
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	—	—	146	—	—	146
Accretion of preferred stock discount	—	—	—	24,437	—	—	(24,437)	—	—	—
Reclassification of equity classified warrants	—	—	—	—	—	—	3,468	—	—	3,468
Stock-based compensation expense	—	—	—	—	—	—	1,014	—	—	1,014
Net loss	—	—	—	—	—	—	—	(7,466)	—	(7,466)
Balance at June 30, 2021	—	—	32,545	99,770	12,824,796	13	475,563	(438,447)	—	136,899
Issuance of common stock upon the conversion of preferred stock	—	—	(1,090)	(3,372)	181,698	—	3,372	—	—	—
Issuance of common stock upon exericse of options	—	—	—	—	2,992	—	6	—	—	6
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	—	—	385	—	—	385
Stock-based compensation expense	—	—	—	—	—	—	1,010	—	—	1,010
Fractional shares eliminated pursuant to reverse stock split	—	—	—	—	(9)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,871)	—	(7,871)
Balance at September 30, 2021	—	$—	31,455	$96,398	13,009,477	$13	$480,336	$(446,318)	$—	$130,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X Preferred Stock		Series X Preferred Stock		Common Stock
	Series X	Series X	Series X	Series X
	redeemable	redeemable	redeemable	redeemable					Accumulated	Total
	convertible	convertible	convertible	convertible			Additional		other	stockholders’
	preferred stock,	preferred stock,	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	equity
	shares	value	shares	value	shares	par value	capital	deficit	loss	(deficit)
Balance at December 31, 2021	—	$—	31,455	$96,398	13,016,955	$13	$481,709	$(455,809)	$—	$122,311
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	—	—	1,542	—	—	1,542
Stock-based compensation expense	—	—	—	—	—	—	1,209	—	—	1,209
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(53)	(53)
Net loss	—	—	—	—	—	—	—	(15,324)	—	(15,324)
Balance at March 31, 2022	—	—	31,455	96,398	13,016,955	13	484,460	(471,133)	(53)	109,685
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,117	—	—	1,117
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(133)	(133)
Net loss	—	—	—	—	—	—	—	(11,250)	—	(11,250)
Balance at June 30, 2022	—	—	31,455	96,398	13,016,955	13	485,577	(482,383)	(186)	99,419
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	—	—	2,715,166	3	24,287	—	—	24,290
Issuance of common stock upon exericse of options	—	—	—	—	16,202	—	34	—	—	34
Stock-based compensation expense	—	—	—	—	—	—	1,155	—	—	1,155
Unealized loss on short-term investments	—	—	—	—	—	—	—	—	(29)	(29)
Net loss	—	—	—	—	—	—	—	(11,997)	—	(11,997)
Balance at September 30, 2022	—	$—	31,455	$96,398	15,748,323	$16	$511,053	$(494,380)	$(215)	$112,872

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(38,571)		$(185,421)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of acquired in-process research and development	—		164,612
Stock-based compensation expense	3,481		2,390
Expense (gain) on warrants inherited in acquisiton of Quellis	1,542		(315)
Other non-cash items	127		15
Changes in assets and liabilities:
Prepaid expenses and other assets	(468)		(1,092)
Right-of-use asset- operating lease	24		(96)
Accounts payable	(766)		(2,947)
Accrued expenses	1,762		(1,011)
Net cash used in operating activities	(32,869)		(23,865)
Investing activities
Purchases of short-term investments	(217,564)		—
Sales and maturities of short-term investments	185,675		20,000
Cash acquired in acquisition of Quellis	—		6,466
Purchases of property and equipment	(60)		(21)
Net cash (used in) provided by investing activities	(31,949)		26,445
Financing activities
Proceeds from private offering of public equity, net of issuance costs	—		104,261
Proceeds from at-the-market offering, net of issuance costs	24,290		—
Proceeds from exercise of stock options	34		6
Net cash provided by financing activities	24,324		104,267
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,494)		106,847
Cash, cash equivalents and restricted cash, beginning of period	86,629		25,051
Cash, cash equivalents and restricted cash, end of period	$46,135		$131,898
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment in accounts payable and accrued liabilities	$31	$
Conversion of Series X Preferred Stock into common stock	$—		$168,920
Non-cash dividend on convertible preferred stock	$—		$24,437
Reclassification of warrant liability to additional paid-in capital	$—		$3,468

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

At its Annual Meeting of Stockholders on June 2, 2021, the Company’s stockholders approved the conversion of the Company’s Series X Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) (the “Conversion Proposal”). Following stockholder approval of the Conversion Proposal, each share of Series X Preferred Stock then outstanding automatically converted into 166.67 shares of the Company’s common stock, subject to certain beneficial ownership limitations, including that a holder of Series X Preferred Stock is prohibited from converting shares of Series X Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (as of September 30, 2022, these percentages are set at 4.99% to 9.99% and can be adjusted by the holder to a number between 4.99% and 19.99)% of the total number of shares of the Company’s common stock issued and outstanding immediately after giving effect to such conversion. As of September 30, 2022, 54,622 shares of Series X Preferred Stock have been converted into 9,103,664 shares of common stock and 31,455 shares of Series X Preferred Stock remained outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock. At September 30, 2022, the number of shares of common stock issuable upon conversion of the remaining outstanding shares of Series X Preferred Stock is 5,242,501. Outstanding shares of Series X Preferred Stock are subject to conversion at the option of the holder.

Holders of Series X Preferred Stock are entitled to receive dividends, subject to certain beneficial ownership limitations, on shares of Series X Preferred Stock equal to, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the Company’s common stock. Except as otherwise required by law, the Series X Preferred Stock does not have voting rights. However, as long as any shares of Series X Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series X Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series X Preferred Stock or alter or amend the Certificate of Designation that authorized the Series X Preferred Stock, amend or repeal any provision of, or add any provision to, the Company’s Restated Certificate of Incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X Preferred Stock, (ii) issue further shares of Series X Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series X Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

Liquidity

The Company had entered into a sales agreement with Cowen and Company LLC (“Cowen”) pursuant to which the Company could issue and sell shares of common stock under at-the-market offering programs (the “Cowen ATM Program”). On May 20, 2021, the Company terminated its sales agreement with Cowen. On June 30, 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which the Company can issue and sell shares of common stock of up to $25.0 million under at-the-market offering programs (the “Jefferies ATM Program” and collectively with the Cowen ATM Program, the “ATM Programs”). On September 15, 2022, the Jefferies ATM Program was modified to increase the amount of the Company’s common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million. The Company pays the sales agent commissions of 3% of the gross proceeds from any common stock sold through the ATM Programs. As of September 30, 2022, the Company sold an aggregate of 2,715,166 shares of common stock under the Jefferies ATM Program for gross proceeds of $25.0 million and net proceeds of $24.3 million. All of these sales took place in the quarter ended September 30, 2022. There was no activity under the ATM Programs during the nine months ended September 30, 2021.

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

As of September 30, 2022, the Company had an accumulated deficit of $494.4 million and had cash, cash equivalents and short-term investments of $116.6 million. The Company has determined that its existing cash, cash equivalents and short-term investments as of September 30, 2022 plus the additional net proceeds of $12.7 million raised under the Jefferies ATM Program subsequent to September 30, 2022, will be sufficient to meet its projected operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity or other financing or generate product revenues or revenues from collaborative partners on terms acceptable to the Company, on a timely basis or at all. Management’s conclusion with respect to its ability to fund its operations is based on estimates that are subject to risks and uncertainties that may prove to be incorrect. If actual results differ from management’s estimates, the Company may be required to seek additional funding or curtail planned activities to reduce operating expenses, which may have an adverse impact on the Company’s ability to achieve its business objectives.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any future period.

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

The following common stock equivalents, including Series X Preferred Stock shown as common stock equivalents, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2022	2021
Series X Preferred Stock	5,242,501	5,242,501
Stock options	2,237,948	1,334,399
Common stock warrants	1,530,176	1,530,380
	9,010,625	8,107,280

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are mainly comprised of money market accounts invested in U.S. Treasury securities, corporate debt securities, commercial paper and reverse repurchase agreements.

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of other long-term assets at September 30, 2022 and prepaid expenses and other current assets and at September 30, 2021.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statement of cash flows is as follows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$45,972	$131,777
Restricted cash	163	121
Total	$46,135	$131,898

Acquired In-Process Research and Development

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to expense at the acquisition date. Refer to Note 3, “Acquisition of Quellis” for a more detailed description of the accounting policy utilized for the Quellis Acquisition.

Preferred Stock Discount

As discussed above, in February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon stockholder approval of the Conversion Proposal in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of September 30, 2022, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2021 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and nine months ended September 30, 2022 that had a material impact on the Company’s results of operations or financial position.

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

4.Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 and 2021.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2022
	Quoted
	Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$8,581	$—	$—	$8,581
Corporate debt securities	—	599	—	599
Reverse repurchase agreements	—	8,000	—	8,000
Short term investments
Corporate debt securities	—	26,228	—	26,228
Yankee securities	—	4,969	—	4,969
Bonds	—	2,973	—	2,973
Treasury bill	5,929	—	—	5,929
Reverse repurchase agreements	—	30,500	—	30,500
Total	$14,510	$73,269	$—	$87,779

	As of December 31, 2021
	Quoted
	Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$1,853	$—	$—	$1,853
Short-term investments:
Reverse repurchase agreements	—	39,000	—	39,000
Total	$1,853	$39,000	$—	$40,853

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and short-term investments as of September 30, 2022 and December 31, 2021.

5.Short-Term Investments

The following table summarizes the short-term investments held at September 30, 2022 and December 31, 2021 (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
September 30, 2022
Corporate debt securities	$26,384	$—	$(156)	$26,228
Treasury Bills	5,935	—	(6)	5,929
Yankee securities	4,995	—	(26)	4,969
U.S. agency bonds	3,000	—	(27)	2,973
Reverse repurchase agreements	30,500	—	—	30,500
Total	$70,814	$—	$(215)	$70,599

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2021
Reverse repurchase agreements	$39,000	$—	$—	$39,000
Total	$39,000	$—	$—	$39,000

The contractual maturities of all short-term investments held at September 30, 2022 and December 31, 2021 were one year or less. There were 23 short-term investments in an unrealized loss position at September 30, 2022 with an aggregate value of $40.4 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of September 30, 2022, the Company did not intend to sell, and it was not likely that the Company would be required to sell, the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its short-term investments in an unrealized loss position. There were no short-term investments in an unrealized loss position at December 31, 2021.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three and nine-month periods ended September 30, 2022 and 2021 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021.

6.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation	$2,103	$1,958
Accrued contracted costs	1,618	760
Accrued other	748	295
Accrued professional fees	604	268
Total	$5,073	$3,281

7.Commitments

On January 28, 2022, the Company entered into a sublease agreement (the “Sublease”) with Grant Thornton LLP for new office space to replace its existing office space. The Sublease commenced on May 1, 2022 and will end on July 31, 2024 (or on such earlier date as the term may cease or expire as set forth in the Sublease).

Future minimum payments required under the Company’s Sublease as of September 30, 2022 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2022	$109
2023	663
2024	395
Total lease payments	$1,167
Less: imputed interest	(85)
Total operating lease liabilities	$1,082

Rent expense was $0.2 million for each of the three months ended September 30, 2022 and 2021. Rent expense was $0.7 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. Lease payments were $0.2 for each of the three months ended September 30, 2022 and 2021, respectively. Lease payments were $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

8.Stockholders’ Equity

Preferred Stock

Under the Company’s Restated Certificate of Incorporation, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the Board of Directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of September 30, 2022, the Company had 31,455 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,242,501. Refer to Note 1, “Organization and Operations” regarding the Company’s issuance of Series X Preferred Stock in January 2021 and February 2021.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at September 30, 2022:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2018	Common Stock	699,962	$72.00	6/21/2023
2019	Common Stock	331,858	$37.50	2/7/2024
2021	Common Stock	498,356	$2.10	12/14/2030
Total		1,530,176
Weighted average exercise price			$41.75
Weighted average life in years				3.30

9.Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	September 30,	December 31,
	2022	2021
Series X Preferred Stock	5,242,501	5,242,501
Warrants for the purchase of common stock	1,530,176	1,530,380
Options outstanding to purchase common stock	2,237,948	1,346,733
Reserve under the 2015 Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	1,041,215	1,633,736
Shares reserved for the employee stock purchase plan	36,982	30,904
Total	10,088,822	9,784,254

10.Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2021	1,346,733	$22.25	9.02	$168
Granted	944,481	$5.83
Exercised	(16,202)	$2.10
Cancelled or forfeited	(37,013)	$21.87
Expired	(51)	$115.80
Outstanding at September 30, 2022	2,237,948	$15.47	8.79	$3,292
Vested and exercisable at September 30, 2022	551,774	$30.09	7.97	$248

The intrinsic value of stock options exercised was $129 thousand in the three and nine months ended September 30, 2022. The intrinsic value of stock options exercised was $38 thousand in the three and nine months ended September 30, 2021. The total grant date fair value of stock options vested for the three months ended September 30, 2022 and 2021 was $0.9 million and $0.3 million, respectively. The total grant date fair value of stock options vested for the nine months ended September 30, 2022 and 2021 was $4.7 million and $1.3 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended September 30, 2022 and 2021 was $2.54 and $6.20, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the nine months ended September 30, 2022 and 2021 was $3.66 and $10.15, respectively.

At September 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $10.4 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.6 years.

On February 17, 2022, the Company’s Board of Directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 300,000 shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of September 30, 2022, 173,500 options have been granted under the Inducement Plan, which are included in the table above.

11.Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

ATM Program

Subsequent to September 30, 2022, the Company sold an aggregate of 1,296,836 shares of common stock under the Jefferies ATM Program for gross proceeds of $13.1 million and net proceeds of $12.7 million.

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

The treatment options for patients with HAE have improved, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing.  Our vision for STAR-0215 is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE with dosing once every three months or longer. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. We submitted an Investigational New Drug application, or IND, for STAR-0215 in June 2022, and the U.S. Food and Drug Administration, or FDA, cleared the IND for STAR-0215 in July 2022.  We initiated a Phase 1a clinical trial for STAR-0215 in August 2022 with preliminary results anticipated by year-end 2022. We believe that this clinical trial has the opportunity to establish proof of concept for the differentiated profile of STAR-0215. The Phase 1a randomized, double blind, placebo controlled single ascending dose clinical trial is evaluating the safety, pharmacokinetics, and pharmacodynamics of STAR-0215 at a single U.S. center. We have enrolled 24 evaluable healthy subjects who have received a single dose of STAR-0215 or placebo in three cohorts of 100mg, 300mg, and 600mg administered subcutaneously. Our goals for our Phase 1a clinical trial are to assess safety and tolerability, establish the prolonged half-life, demonstrate inhibition of plasma kallikrein activity, which, if favorable, would provide proof of mechanism in HAE, and to refine dose and dosing regimen for studies in HAE participants. Assuming positive data from the Phase 1a trial, we plan to initiate a Phase 1b/2 proof of concept trial called ALPHA-STAR, or Astria Long-Acting Prophylaxis for Hereditary Angioedema: STAR-0215, in participants with HAE in the first quarter of 2023. We expect the Phase 1b/2 trial, if initiated, would be a global multi-center open-label single and multiple dose trial in HAE participants. Each qualifying participant would receive at least one dose of STAR-0215 administered subcutaneously and would be permitted to roll into a long-term open label study. The primary goal for the ALPHA-STAR trial would be to demonstrate proof of concept in HAE with data supporting safe, durable activity compatible with robust clinical benefit and subcutaneous administration that is patient-friendly, and to inform the dose selection for the pivotal Phase 3 trial.

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

In January 2021, we also entered into a Stock Purchase Agreement, or the Purchase Agreement, with certain institutional and accredited investors pursuant to which we sold an aggregate of 35,573 shares of Series X Preferred Stock for an aggregate purchase price of $110.0 million, or the February 2021 Financing. Our stockholders approved the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a), or the Conversion Proposal, at our Annual Meeting of Stockholders on June 2, 2021. On the fourth business day after the approval of the Conversion Proposal, each share of Series X Preferred Stock automatically converted into 166.67 shares of common stock, subject to certain beneficial ownership limitations, including that a holder of Series X Preferred Stock is prohibited from converting shares of Series X Preferred Stock into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (as of September 30, 2022, these percentages are set at 4.99% to 9.99% and can be adjusted by the holder to a number between 4.99% and 19.99%) of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. Shares of Series X Preferred Stock not converted automatically are thereafter subject to conversion at the option of the holder, subject to certain beneficial ownership limitations. As of October 31, 2022, 54,622 shares of Series X Preferred Stock have been converted into 9,103,664 shares of common stock and 31,455 shares of Series X Preferred Stock remained outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the outstanding shares Series X Preferred Stock is 5,242,501. Outstanding shares of Series X Preferred Stock are subject to conversion at the option of the holder.

Financial Overview

Our business is almost entirely dependent on the success of STAR-0215, which is in the early clinical stage of development, and has only produced results in preclinical and nonclinical settings. Our net losses were $38.6 million and $209.9 million (including $164.6 million of in-process research and development expense) for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $494.4 million. We have financed our operations to date primarily through private placements of preferred stock before we became a public company and our private placement of preferred stock in the February 2021 Financing, registered offerings of our common stock and our at-the-market offering programs, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. As of September 30, 2022, we had $116.6 million in cash, cash equivalents and short-term investments. Additionally, we raised net proceeds of $12.7 million under the Jefferies ATM Program (as discussed below in the section titled “Liquidity and Capital Resources”) subsequent to September 30, 2022. Advancing the development of STAR-0215 or any future product candidates will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund STAR-0215 or any future product candidates through regulatory approval. We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2022	2021
STAR-0215	$14,594	$4,422
Edasalonexent	73	660
Other research programs	1,260	765
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	5,150	3,405
Consultants and professional expenses, including stock-based compensation	3,013	247
Facilities	399	265
Other	184	95
Total costs not directly allocated to programs	8,746	4,012
Total research and development expenses	$24,673	$9,859

Based on the results of the Phase 3 PolarisDMD trial of edasalonexent for the treatment of DMD, in October 2020 we stopped all activities related to the development of edasalonexent, including the then-ongoing GalaxyDMD open-label extension trial, and wound down substantially all activities related to edasalonexent by mid-2021.

We expect to incur significant research and development expenses in the year ending December 31, 2022 and in future periods in connection with the nonclinical and clinical activities related to the development of STAR-0215. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of STAR-0215 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from any such product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

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

We anticipate that in the near term our general and administrative expenses will remain relatively consistent with modest increases from their current levels, although as we continue to develop STAR-0215 and potentially expand our pipeline to include other product candidates, our general and administrative expenses may increase.

Acquired In-process Research and Development Expense

Acquired in-process research and development, or IPR&D, expense resulted from the Quellis Acquisition in January 2021. The acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as expense at the acquisition date and no additional IPR&D expense relating to the Quellis Acquisition is expected to be reported in future periods.

Reduction in Workforce

In December 2020, following the decision to stop development of edasalonexent, we announced that we were reducing our workforce during the quarter ended December 31, 2020. The reduction resulted in total expenses for employee severance and employee benefits of $0.6 million, of which $0.2 million was recorded during the nine months ended September 30, 2021. As of September 30, 2022, all severance and employee benefits related to the reduction of workforce have been paid.

Other Income, Net

Other income, net consists of interest income earned on our cash, cash equivalents and short-term investments and net amortization expense on short-term investments, and gains and losses related to foreign currency fluctuations.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K.

Results of Operations

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions.

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the dollar change in those items (in thousands):

	Three Months Ended September 30,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development	$7,698	$3,788	$3,910
General and administrative	4,688	4,110	578
Total operating expenses	12,386	7,898	4,488
Loss from operations	(12,386)	(7,898)	(4,488)
Other income, net	389	27	362
Net loss	$(11,997)	$(7,871)	$(4,126)

Research and Development Expenses

Research and development expenses increased by $3.9 million to $7.7 million for the three months ended September 30, 2022 from $3.8 million for the three months ended September 30, 2021, an increase of 103%. The increase in research and development expenses was primarily attributable to a $3.0 million increase in direct costs to support development of the STAR-0215 program, a $0.9 million increase in employee expenses, and a $0.2 million increase in the research and development portion of facilities expense. These increases were partially offset by a $0.2 million decrease in consulting and professional service expense.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million to $4.7 million for the three months ended September 30, 2022 from $4.1 million for the three months ended September 30, 2021, an increase of 14%. The increase was attributable to a $0.7 million increase in employee-related costs and a $0.1 million increase in professional services expense. These costs were partially offset by a $0.1 million decrease in insurance expense and a $0.1 million decrease in our Delaware franchise tax.

Other Income, Net

Other income, net increased by $362,000 to $389,000 for the three months ended September 30, 2022 from $27,000 for the three months ended September 30, 2021. The increase was primarily attributable to an increase in interest and investment income due to higher yields on our interest-earning assets.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the dollar change in those items (in thousands):

	Nine Months Ended September 30,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development	$24,673	$9,859	$14,814
General and administrative	14,540	10,992	3,548
Acquired in-process research and development	—	164,617	(164,617)
Total operating expenses	39,213	185,468	(146,255)
Loss from operations	(39,213)	(185,468)	146,255
Other income, net	642	47	595
Net loss	$(38,571)	$(185,421)	$146,850

Research and Development Expenses

Research and development expenses increased by $14.8 million to $24.7 million for the nine months ended September 30, 2022 from $9.9 million for the nine months ended September 30, 2021, an increase of 150%. The increase in research and development expenses was primarily attributable to a $10.2 million increase in direct costs to support development of the STAR-0215 program, a $2.8 million increase in professional services expense primarily due to expense recognized on vested warrants inherited in the Quellis Acquisition as described in Note 1, “Organization and Operations”, a $1.7 million increase in employee expenses, a $0.6 million increase in other research expense, and a $0.1 million increase in the research and development portion of facilities expense. These increases were partially offset by a $0.6 million decrease in costs to support the edasalonexent program due to stopping all development activities associated with the program.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million to $14.5 million for the nine months ended September 30, 2022 from $11.0 million for the nine months ended September 30, 2021, an increase of 32%. The increase was attributable to a $1.7 million increase in employee-related cash compensation costs, a $0.8 million increase in stock-based compensation expense, a $0.6 million increase in professional services expense primarily due to new product planning and business development activities, and a $0.4 million increase in other costs such as general office expenses and our Delaware franchise tax.

Acquired In-process Research and Development Expense

Acquired IPR&D expense was $164.6 million for the nine months ended September 30, 2021. Acquired IPR&D expense resulted from the Quellis Acquisition in January 2021. The acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as an expense as of the closing date of the Quellis Acquisition. No acquired IPR&D expenses were incurred for the nine months ended September 30, 2022.

Other Income, Net

Other income, net increased by $595,000 to $642,000 for the nine months ended September 30, 2022 from $47,000 for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in interest and investment income due to higher yields on our interest-earning assets.

Liquidity and Capital Resources

From our inception through September 30, 2022, we raised an aggregate of $451.1 million through private placements of preferred stock before we became a public company and our private placement of preferred stock in the February 2021 Financing, registered offerings of our common stock and our at-the-market offering programs. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $116.6 million. We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2022 plus the additional net proceeds of $12.7 million raised under the Jefferies ATM Program (as discussed below) subsequent to September 30, 2022 are sufficient to support our projected operating expenses and capital expenditures into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we anticipate.

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

At-the-Market Offering Programs

We had entered into a sales agreement with Cowen and Company LLC, or Cowen, pursuant to which we could issue and sell shares of common stock, par value $0.001 per share, under at-the-market offering programs, or the Cowen ATM Program. On May 20, 2021, we terminated our sales agreement with Cowen. On June 30, 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, pursuant to which we can issue and sell shares of common stock of up to $25.0 million under at-the-market offering programs (the Jefferies ATM Program and collectively with the Cowen ATM Program, the ATM Programs). On September 15, 2022, the Jefferies ATM Program was modified to increase the amount of our common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million. We pay the sales agent commissions of 3.0% of the gross proceeds from any common stock sold through the ATM Programs. As of September 30, 2022, we sold an aggregate of 2,715,166 shares of common stock under the Jefferies ATM Program for gross proceeds of $25.0 million and net proceeds of $24.3 million. All of these sales took place in the quarter ended September 30, 2022. There was no activity under the ATM Programs during the nine months ended September 30, 2021. Subsequent to September 30, 2022, we sold an aggregate of 1,296,836 shares of common stock under the Jefferies ATM Program for gross proceeds of $13.1 million and net proceeds of $12.7 million.

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(32,869)	$(23,865)
Net cash (used in) provided by investing activities	(31,949)	26,445
Net cash provided by financing activities	24,324	104,267
Net (decrease) increase in cash, cash equivalents and restricted cash	$(40,494)	$106,847

Net Cash Used in Operating Activities

Net cash used in operating activities was $32.9 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $38.6 million adjusted for stock-based compensation expense of $3.5 million, expense recognized for warrants of $1.5 million, other non-cash items of $0.1 million, and a net decrease in net assets of $0.6 million, which resulted primarily from an increase in accrued expenses of $1.8 million, partially offset by a decrease in accounts payable of $0.8 million, and an increase in prepaid expenses of $0.4 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $31.9 million for the nine months ended September 30, 2022 and consisted primarily of purchases of short-term investments of $217.6 million offset by maturities of short-term investments of $185.7 million. Net cash provided by investing activities was $26.4 million for the nine months ended September 30, 2021 and consisted primarily of proceeds from maturities of short-term investments of $20.0 million and cash acquired in the Quellis Acquisition of $6.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $24.3 million for the nine months ended September 30, 2022, which was attributable to net proceeds under the Jefferies ATM Program. Net cash provided by financing activities was $104.3 million for the nine months ended September 30, 2021, which was attributable to net proceeds of $104.3 million from the February 2021 Financing.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party preclinical research and development services, legal and other regulatory expenses and general overhead.

As of September 30, 2022, we had an accumulated deficit of $494.4 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $116.6 million. We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2022 plus the additional net proceeds of $12.7 million raised under the Jefferies ATM Program subsequent to September 30, 2022 are sufficient to support our projected operating expenses and capital expenditures into mid-2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Astria Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)