Form 10-K
period 2022-12-31
Astria Therapeutics, Inc.
filed 2023-03-22
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2022:  $25,558,020.

As of March 17, 2023, there were 27,986,718 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

Summary of the Material Risks Associated with Our Business

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are entirely dependent on the success of our product candidate STAR-0215 for the treatment of hereditary angioedema, or HAE. We cannot give any assurance that we will generate clinical or other data for STAR-0215 sufficiently supportive to receive regulatory approval, which will be required before it can be commercialized.
●	Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have never generated any revenue from product sales and may never be profitable.
●	We have never obtained marketing approval for a product candidate, and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any future product candidate we may seek to develop.
●	Clinical trials are costly, time consuming, difficult to enroll and inherently risky, and we may fail to demonstrate safety and efficacy on the timelines that we expect or to the satisfaction of applicable regulatory authorities.
●	STAR-0215 or any future product candidates may cause adverse events or undesirable side effects or have other unexpected properties that could delay or halt clinical trials, delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
●	We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.
●	Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
●	We rely on third parties to conduct our clinical trials. If they do not perform satisfactorily, our business could be significantly harmed.
●	We will need to maintain a cell line for STAR-0215 and any other future biologic candidate that generates sufficient material for preclinical, nonclinical and clinical studies, and also build and maintain sufficient preclinical, clinical and commercial manufacturing drug substance and drug product capacity, in each case, through third party manufacturers, for STAR-0215 and any other future product candidate that advances into such stages, on the timetables and in a manner that, in each case, are consistent with our expected development timetables and financial projections, the failure of which could materially harm our business and operating results and require us to raise capital sooner than we expect.
●	Our forecasts of cash usage and how long we expect our existing cash, cash equivalents and short-term investments to fund operating expenses may not be accurate and we may therefore use our cash and cash equivalents more rapidly than we expect, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts, if any, and therefore materially harm our operating results, and we could be required to raise capital sooner than we expect.

●	We have incurred significant losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
●	If we are unable to obtain and maintain sufficient patent and/or regulatory protection for product candidates, or if the scope of the patent and/or regulatory protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates successfully may be adversely affected.
●	The price of our common stock has been and is likely to continue to be highly volatile, which could result in substantial losses for our stockholders.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance, strategy, future financial condition and clinical development programs. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations,  future financial position, future revenue, projected costs, prospects, plans and objectives of management, clinical development programs, regulatory filings and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include but are not limited to those described under the heading “Summary of the Material Risks Associated with our Business” and the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and include, among other things, statements about:

●	our expectations regarding the potential significance of the preliminary results from the Phase 1a STAR-0215 clinical trial and the anticipated nature and timing of receipt of the data from additional cohorts in such trial;
●	our expectations regarding the timing, nature, goals and results of our Phase 1b/2 clinical trial of STAR-0215 and that favorable results from such trial could allow us to move directly into a pivotal trial of STAR-0215 as a potential treatment for HAE;
●	our expectations about the design of a pivotal clinical trial for STAR-0215 as a potential treatment for HAE, assuming positive data from the Phase 1b/2 trial;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of STAR-0215 as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of STAR-0215 to be a best-in-class and the most patient friendly treatment for HAE, and the nature and anticipated growth of the global HAE market and HAE therapies;
●	our plans to improve the formulation of STAR-0215 and corresponding work to develop a drug-device combination for STAR-0215 for potential use in late-stage clinical trials and commercially, if approved;
●	our expectations that we have scaled the manufacturing process for STAR-0215 cell line in a manner to generate sufficient material for our planned STAR-0215 nonclinical and clinical studies;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

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

v

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our mission is to bring hope with life-changing therapies to patients and families that are affected by rare and niche allergic and immunological diseases. Our lead product candidate is STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. STAR-0215 has the potential to be the most patient-friendly chronic treatment option for HAE, based on the data generated to date and the existing HAE treatment landscape.

The treatment options for patients with HAE have improved in recent years, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The goal for STAR-0215 is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE with dosing once every three months or potentially less frequently. Our vision for STAR-0215 is to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. STAR-0215 is currently in clinical development. We submitted an Investigational New Drug application, or IND, for STAR-0215 in June 2022 and the U.S. Food and Drug Administration, or FDA, cleared the IND for STAR-0215 in July 2022.

We initiated a Phase 1a clinical trial in August 2022 and we announced preliminary results in December 2022. We presented additional initial results from the trial at the American Academy of Allergy, Asthma, and Immunology, or AAAAI, conference in February 2023. This Phase 1a randomized, double-blind, placebo-controlled single ascending dose clinical trial evaluated the safety, pharmacokinetics, or PK, and pharmacodynamics, or PD, of STAR-0215 at a single U.S. center. Healthy subjects received a single dose of STAR-0215 or placebo in three cohorts of 100mg, 300mg, and 600mg administered subcutaneously. STAR-0215 was well tolerated at all dose levels with no serious adverse events or discontinuations due to an adverse event. Additionally, there were no clinically significant changes in laboratory assessments and there were no treatment-emergent anti-drug antibodies, or ADAs, detected. STAR-0215 demonstrated rapid and sustained drug levels with dose-dependent PK and an estimated half-life of up to 117 days. Sustained target engagement was seen with inhibition of plasma kallikrein consistent with levels associated with clinical benefit for at least three months. The initial results from the Phase 1a trial support investigating STAR-0215 in HAE patients and also suggest that there could be an opportunity to dose STAR-0215 less frequently than every three months. As a result, we are evaluating the potential for 6-month dosing with additional healthy subject cohorts in the Phase 1a trial with initial results expected in the fourth quarter of 2023.

The initial Phase 1a results support STAR-0215’s target profile as a long-acting plasma kallikrein inhibitor and support advancing STAR-0215 to a Phase 1b/2 trial called ALPHA-STAR, or Astria Long-Acting Prophylaxis for Hereditary Angioedema: STAR-0215, which we initiated in February 2023. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE, is evaluating safety, tolerability, HAE attack rate, PK, PD, and quality of life in patients three and six months after STAR-0215 administration. Initial results are expected from the single and multiple dose cohorts in mid-2024.

Our Product Candidate

STAR-0215

STAR-0215 is a monoclonal antibody that was designed to inhibit plasma kallikrein for the treatment of HAE. Plasma kallikrein is a critical component of the plasma contact system, which causes pathologic vascular permeability in Type I and Type II HAE. STAR-0215 is a humanized monoclonal antibody that was developed through a hybridoma screening and antibody optimization process. Following humanization and optimization for affinity and overall properties, the antibody was modified to increase its plasma half-life. This process resulted in STAR-0215, a humanized monoclonal antibody having the following desirable features: high affinity and kallikrein inhibitory activity, selectivity for plasma kallikrein compared to prekallikrein, reduced chemistry, manufacturing and controls or, CMC, liabilities and long plasma half-life. Based on these characteristics, preclinical experiments, initial clinical results with STAR-0215  and the HAE market landscape, we believe that STAR-0215 has the potential to be a best-in-class and the most patient-friendly monoclonal antibody inhibitor of plasma kallikrein that could combine the benefits of infrequent dosing with the inhibition of attacks over long periods of time. We believe that we can establish clinical proof of concept early in the development program with our Phase 1b/2 trial in people with HAE. If we achieve this goal, we believe that we can develop a differentiated, best-in-class new preventative therapy for HAE with a well-understood monoclonal antibody modality to provide patients with improved outcomes and quality of life.

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

The Role of Plasma Kallikrein in Hereditary Angioedema

Plasma kallikrein is an enzyme that cleaves high molecular weight kininogen, or HMWK, to release bradykinin. Normally, circulating C1 esterase inhibitor, or C1INH, limits the activation of plasma kallikrein from its precursor prekallikrein, and thereby prevents the release of excess bradykinin from the cleavage of HMWK by plasma kallikrein. In HAE associated with C1INH deficiency, plasma kallikrein is hyperactive, resulting in excessive bradykinin release. Bradykinin activates the bradykinin receptor, or B2R, in endothelial cells, resulting in increased vascular permeability and release of fluid into subcutaneous tissue spaces, or angioedema. Thus, unchecked plasma kallikrein activity is a critical component that causes pathologic vascular permeability and vasodilation in HAE, leading to excessive tissue swelling, a primary clinical symptom.

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

With the exception of KALBITOR, these therapies are also approved and commercially available outside of the United States. The approved preventative therapies have provided HAE patients with treatment options but have limitations in dosing frequency, side effects and/or efficacy. CINRYZE and HAEGARDA are administered twice a week; CINRYZE by intravenous, or IV, infusion and

HAEGARDA by SC injection. TAKHZYRO is dosed twice a month by subcutaneous, or SC, injection. Dosing every four weeks may be considered in some patients. With these injectable therapies, patients have reported a desire for less burdensome administration. ORLADEYO is an oral capsule taken daily with food, and data from its approved label, while not comparative data, suggest a lower percentage reduction in attack rate than other available therapies. Historically, androgens and antifibrinolytic treatments have also been used as preventative treatment but they are associated with side effects such as hypertension, acne, hirsutism, rashes, amenorrhea, liver enzyme elevations and increased risk of thrombosis and their overall use has been declining with the ability of more-tolerable, HAE-specific therapies. Although there has been progress with recent innovation in therapies for HAE and, as described in the section entitled “Competition” in this Business section, there are a significant number of product candidates for HAE in clinical and preclinical development, we believe that there is remaining unmet medical need for potent and long duration of action preventative therapies to provide patients with lower burden of treatment and improved outcomes and quality of life. Market research with U.S. physicians and HAR patients has shown strong interest in a product with the potential profile of STAR-0215.

Clinical Trial Results and Development Plans

STAR-0215 entered clinical development in 2022. We submitted an IND for STAR-0215 in June 2022 and the FDA cleared the IND for STAR-0215 in July 2022. We initiated a Phase 1a clinical trial in August 2022 and we announced preliminary results in December 2022 and we presented additional initial results in February 2023. This Phase 1a randomized, double-blind, placebo-controlled single ascending dose clinical trial evaluated the safety, PK, and PD of STAR-0215 at a single U.S. center. Twenty-five healthy subjects were enrolled and received a single dose of STAR-0215 or placebo in three cohorts of 100mg, 300mg, and 600mg administered subcutaneously, with subjects in each cohort randomized three to one to receive active drug or placebo. The data presented in February 2023 included unblinded safety, PK, and PD data for all enrolled subjects for 84 days following administration. STAR-0215 was well tolerated at all dose levels. The most common treatment-related adverse event was mild, Grade 1 self-resolving injection site reaction, which most commonly was site redness. There were no clinically relevant changes in liver enzymes or coagulation parameters, serious adverse events or discontinuations. Additionally, there were no treatment-emergent ADAs detected. STAR-0215 demonstrated rapid and sustained drug levels with dose-dependent PK and an estimated half-life of up to 117 days, which supports dosing once every three months or potentially less frequently. At day 84, mean concentrations remained at the threshold for potential efficacy after a single 300mg subcutaneous dose. PD results showed sustained target engagement with inhibition of plasma kallikrein consistent with levels associated with clinical benefit through day 84 in following a single dose of STAR-0215. These results demonstrate early proof of concept for STAR-0215 as a potential long-acting therapy for HAE, and support investigating STAR-0215 in HAE patients. The results also suggest that there could be an opportunity to dose STAR-0215 less frequently than every three months. As a result, we are evaluating the potential for 6-month dosing with additional healthy subject cohorts in the Phase 1a trial with initial results expected in the fourth quarter of 2023.

These results support STAR-0215’s target profile as a long-acting plasma kallikrein inhibitor and support advancing STAR-0215 to a Phase 1b/2 trial called ALPHA-STAR, which we initiated in February 2023. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE is evaluating safety, tolerability, HAE attack rate, PK, PD, and quality of life in patients. Efficacy is planned to be assessed at three and six months after the last STAR-0215 dose administered in each cohort. Initial results are expected from the single and multiple dose cohorts in mid-2024. Assuming favorable results from the Phase 1b/2 trial, we expect to progress directly to a Phase 3 pivotal trial. We anticipate a randomized, blinded, placebo-controlled global trial to assess the efficacy and safety of STAR-0215 in HAE.

Preclinical Results

Our vision for STAR-0215 is supported by preclinical data showing potent inhibition of the production of bradykinin by plasma kallikrein and a long plasma half-life that could potentially enable patients to dose less frequently. Preclinical experiments show high potency of STAR-0215 for binding to and inhibition of plasma kallikrein on a different site than lanadelumab. Experiments also support the ability of YTE technology, designed to enable a longer duration of action, to extend half-life. In cynomolgus monkey studies, lanadelumab was observed to have a half-life of approximately 10 days, which is consistent with what has been reported in FDA review documents and publications for lanadelumab in non-human primates. STAR-0215 was administered at the same dose as lanadelumab and the observed half-life was approximately 34 days, which is about a three to four-fold longer half-life than observed for lanadelumab. We expected that this could translate to a half-life of several months for STAR-0215 in humans. These data suggest that at equal doses STAR-0215 would have a significantly longer duration of action than lanadelumab and could result in STAR-0215 being an effective preventative therapy for patients with HAE due to inhibition of the pathologic activity of plasma kallikrein for an extended time period with the potential to enable dosing once every three months or potentially less frequently.

Competition

The development and commercialization of new drug products is highly competitive. If we successfully develop and commercialize STAR-0215, we and any future collaborators will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of the entities developing and marketing potentially competing products have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Even if we are able to successfully develop and commercialize STAR-0215, our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than STAR-0215.

The key competitive factors affecting the success of STAR-0215, if approved, are likely to be its efficacy, safety, dosing frequency, method of administration, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

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

On-demand and preventative HAE therapies target one of three primary mechanisms. BERINERT and HAEGARDA, RUCONEST and CINRYZE are C1-INH replacement therapies. FIRAZYR is a B2R antagonist, and KALBITOR, TAKHZYRO and ORLADEYO target plasma kallikrein. TAKHZYRO is a monoclonal antibody and KALBITOR and ORLADEYO are small molecule inhibitors.

On-demand therapies are taken as needed; BERINERT and RUCONEST are IV infusions approved for adult and pediatric patients, FIRAZYR is a SC injection, approved for adults 18 and older, and KALBITOR is a series of 3 SC injections, approved for patients 12 years and older. KALBITOR must be administered by a healthcare professional to monitor for the risk of anaphylactic reactions.

Preventative therapies are taken chronically. CINRYZE is an IV infusion and HAEGARDA is an SC injection; both are administered twice a week and are approved for adult and pediatric patients 6 years and older. TAKHZYRO is an SC injection generally administered every two weeks; however, dosing every four weeks may be considered in some patients. TAKHZYRO is approved for patients 2 years and older.

ORLADEYO is an oral capsule taken once daily with food for patients 12 years and older. Given that TAKHZYRO is an approved monoclonal antibody inhibitor of plasma kallikrein, if STAR-0215 is approved, we expect that it will compete most directly with TAKHZYRO.

We are aware of additional programs in development for HAE, which are focused largely on preventative approaches. For example, CSL Behring’s garadacimab (CSL312), a factor XIIa-inhibitory monoclonal antibody, or FXIIa mAb, has completed Phase 3 development for preventative treatment. Ionis Pharmaceuticals, Inc.’s donidalorsen (IONIS-PKK-LRx), an antisense inhibitor of prekallikrein synthesis is currently in Phase 3 development for preventative treatment. Pharvaris is developing two oral treatments, PHVS416, in Phase 2 for on-demand treatment, and PHVS719, in Phase 1 for preventative treatment, that are small molecule inhibitors of B2R. KalVista Pharmaceuticals, Inc. has an oral small molecule plasma kallikrein inhibitor sebetralstat (KVD900) for on-demand treatment of HAE in Phase 2 development (the Phase 2 trial for KVD824 for preventative treatment was terminated). Intellia Therapeutics has begun Phase 1/2 trials for NTLA-2002, a CRISPR knockout of the prekallikrein gene KLKB1. BioMarin Pharmaceutical Inc. has begun Phase 1/2 trials for BMN 331, a C1-INH gene therapy. ADARx Pharmaceuticals, Inc. has begun a Phase 1 clinical trial for ADX-324, a prekallikrein siRNA inhibitor. Preclinical development programs for preventative treatment include KalVista’s oral FXIIa inhibitor and Orchard Therapeutics plc and Pharming’s ex vivo hematopoietic stem cell gene therapy (OTL-105).

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

We also own one U.S. provisional patent application directed to methods of treating various plasma-kallikrein associated disorders, including HAE, with specific dosing regimens of the STAR-0215 antibody. Any granted patent claiming priority to this provisional application, if issued, would expire in 2043, assuming all maintenance fees are paid.

The patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that our STAR-0215 product candidate will be protected or remain protectable by enforceable patents, even if issued. We cannot predict whether the patent applications we are currently pursuing will issue as granted patents in any particular jurisdiction or whether the claims of any granted patent will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries where we may elect to file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in granting a patent. A United States patent term may be shortened, if a patent is terminally disclaimed by its owner, over another patent.

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

In addition to patent protection, we may rely on other forms of regulatory and legislative non-patent exclusivity protection that are typically triggered by marketing approval of a product. In the U.S., these include orphan drug exclusivity, pediatric exclusivity, new chemical entity exclusivity and, for biologics such as STAR-0215, reference product exclusivity. The European Union, which we refer to as the European Union or EU, and many other key markets outside the United States have comparable forms of such exclusivity. However, there is no guarantee that we will obtain any of these forms of exclusivity protection for STAR-0215 or any future product candidate.

We also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including, for example, certain aspects of our manufacturing processes. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors, contract research organizations, contract manufacturing organizations and potential collaborators, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information.

Manufacturing and Supply

We do not own or operate manufacturing facilities. We currently rely on third-party manufacturers and suppliers for the antibodies used to make STAR-0215, STAR-0215 drug product and to label and pack STAR-0215, and we expect to continue to do so to meet our nonclinical, clinical and commercial needs. We plan to begin development of a drug device combination for STAR-0215 and will need to rely on third-party contract manufacturers to manufacture any drug device combination for STAR-0215 or any other product candidate. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities, and have hired qualified individuals with significant manufacturing experience to oversee our relationships with our contract manufacturing partners. Our third-party manufacturers are required to manufacture STAR-0215 and any future product candidates under current GMP, or cGMP, requirements and other applicable laws and regulations. We have also adopted good inventory management and warehousing practices to minimize supply chain risks related to the manufacture of STAR-0215.

We have concluded cell line development for STAR-0215; a stable clone was identified and a master cell bank produced. We believe we have scaled the process appropriately and continue to manufacture sufficient material to cover nonclinical and clinical needs. We are also working to improve the formulation of STAR-0215.

Human Capital

As of December 31, 2022, we had 42 full-time employees, 22 of whom were primarily engaged in research and development activities. A total of 14 of our full-time employees have Ph.D. degrees. None of our employees are represented by a labor union and we believe our relations with our employees are good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. Our cash compensation, which consists of base salary and annual bonuses based upon bonus targets, are market-based and are designed to attract, retain and motivate our employees. The principal purposes of our equity incentive plans are also to attract, retain and motivate employees, selected consultants and the members of our board of directors through the granting of stock-based compensation awards, which have solely consisted of stock options, and to align such awards with the interests of our stockholders. We provide a comprehensive benefits package to help employees manage health, well-being, finances, and life outside of work, including health insurance, dental and vision insurance, life insurance, short-term and long-term disability insurance, paid sick leave, a 401(k) plan, including a matching contribution, a health savings account program, and paid vacation time.

We value the health, safety and wellbeing of our employees and their families. We continue to monitor and respond to the COVID-19 pandemic, and to implement, safety measures that we have determined are in the best interest of our employees, along with measures designed to protect the health of all those entering our office. We have pride in our people and work to create an inclusive environment where diversity is seen as a benefit and our differences are appreciated. We consider our people to be one of our biggest assets and believe that our investment in them through development opportunities, engagement, and retention is critical to our success.

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

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured substance or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. These studies are typically referred to as IND-enabling studies. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, or CMCs. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or to suspend an ongoing trial. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, a trial may only resume after the FDA has notified the sponsor that the trial may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the trial can proceed.

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

When considering an IND for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct, or completion of clinical trials that could support marketing approval of the product or otherwise compromise the potential development of the product.

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

In addition in May 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services’, or HHS, long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Generally, a sponsor must submit an initial pediatric study plan before the date on which the sponsor submits the required data and no later than either 60 days after the date of the end-of-phase 2 meeting or such other time as agreed upon between FDA and the sponsor. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, the FDA must send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. FDASIA further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Submission and Review of an NDA or BLA by the FDA

In order to obtain approval to market a drug or biological product in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the proposed drug product for the proposed indication, and the safety, purity and potency of the biological product for its intended indication. The application must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMCs and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product and the safety, purity and potency of the biological product to the satisfaction of the FDA.

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission and review of most applications is subject to an application user fee, which may be substantial (for example, for federal fiscal year 2023 this application fee is approximately $3.25 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $394,000 per eligible prescription product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

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

Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

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

The FDA’s Decision on an NDA or BLA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.” The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review. Rather, for those seeking to challenge the FDA’s CRL decision, the FDA has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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

With passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded; require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

Rare Pediatric Disease Priority Review Vouchers

With enactment of the FDASIA, Congress authorized the FDA under Section 529 of the FDCA to award priority review vouchers, or PRVs, to sponsors of certain rare pediatric disease product applications. This provision, which was further amended by the Advancing Hope Act of 2016, is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases.

Under this program, a sponsor who receives approval for a new drug or biologic for a rare pediatric disease may qualify for a PRV, which can be redeemed for priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product that receives a PRV may transfer, including by sale, the PRV to another sponsor and that PRV may be further transferred any number of times before it is used. A PRV entitles the holder to designate a single human drug application submitted under Section 505(b)(1) of the FDCA or Section 351 of the PHSA as qualifying for a priority review. An FDA priority review may expedite the review process of a marketing application reducing the review time from ten months after formal acceptance of the file to six months after formal acceptance of the file. In July 2019 the FDA issued draft guidance implementing the terms of this PRV program.

Specifically, in order for a sponsor to receive a PRV in connection with approval of a BLA or NDA, the investigational product must be designated by the FDA as a product for a rare pediatric disease prior to submission of the marketing application. A rare pediatric disease is a disease that is serious or life-threatening and which primarily affects individuals aged from birth to 18 years and fewer than 200,000 people in the United States. Alternatively, the disease may affect more than 200,000 people in the United States if there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product. In addition, to qualify for a PRV, the sponsor must request the voucher and the BLA or NDA must itself be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient.

The Rare Pediatric Disease PRV program was originally set to expire in October 2020 but was extended for an additional six years with passage of the Coronavirus Response and Relief Supplemental Consolidated Appropriations Act of 2021. Under the current statutory sunset provisions, the FDA may only award a rare pediatric disease PRV if a sponsor has a rare pediatric disease designation for the drug or biologic before September 30, 2024, and the NDA or BLA for the product is approved before September 30, 2026.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical trials, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Biosimilars and Regulatory Exclusivity

When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved in July 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022 Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

Clinical Trial Approval in the European Union

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or the EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, which we refer to as the Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

PRIME Designation in the European Union

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the Committee for Medicinal Products for Human Use, or CHMP, or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.

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

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the U.K. medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Conditional Approval

In particular circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5) and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive; and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new clinical studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization, but applicants can also request EMA to conduct an accelerated assessment, for instance in cases of unmet medical needs.

Regulatory Requirements After Marketing Authorization

Following marketing authorization of a medicinal product in the European Union, the holder of the authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting, as well as rules potentially requiring post-authorization studies and additional monitoring obligations. In addition, the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with applicable European Union laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with European Union cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Finally, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83EC, as amended, and European Union Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

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

Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

As with other issues related to Brexit, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the EU to the United Kingdom. Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by European Union’s General Data Protection Regulation, or GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018, and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future.

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

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations and activities in the European Union.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act's health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager, or PBM, service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.

In September 2021, acting pursuant to an executive order signed by President Biden, the HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the IRA by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The IRA also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year, and shifts some of the cost sharing for such costs to drug manufacturers.

In addition, at the federal level in the U.S., in February 2023, CMS announced a model that would allow CMS to pay less for drugs and biologics approved through FDA’s accelerated approval pathway before a clinical benefit has been confirmed by the required confirmatory studies. If implemented, this would impact the price that CMS would pay for Medicare Part B drugs and biologics that fit within CMS’s criteria for lower payments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program, such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-United States officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the CMS, within the HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries, including the EU and UK, as described above, where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the U.S. health care industry generally, under HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

In 2018 California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Our Corporate Information

Our executive offices are located at 75 State Street,  Suite 1400, Boston, Massachusetts, 02109, and our telephone number is (617) 349-1971. Our website address is www.astriatx.com.  The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

Item 1A.

Risk Factors

We operate in a dynamic and rapidly changing business environment that involves risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below, some of which have manifested and any of which may occur in the future, and in other sections of this Annual Report on Form 10-K and in our subsequent filings with the SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business is entirely dependent on the success of STAR-0215 as a potential treatment for HAE.

Our business is entirely dependent on the success of STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the potential treatment of HAE. We initiated a Phase 1a clinical trial of STAR-0215 in August 2022 and announced the preliminary results from this trial in December 2022 and additional initial results were presented in February 2023. We initiated the Phase 1b/2 ALPHA-STAR trial of STAR-0215 in February 2023. We cannot give any assurance that we will generate clinical or other data for STAR-0215 sufficiently supportive to receive regulatory approval, which will be required before it can be commercialized. We may, among other things, experience difficulties with patient recruitment, enrollment and retention, quality and provision of materials and supplies necessary to manufacture sufficient quantities of drug product to meet our clinical trial needs on a timely basis, safety signals or pharmacodynamic, pharmacokinetic or efficacy data that does not align with our target profile for STAR-0215. STAR-0215 will require significant preclinical, clinical and nonclinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity for our product candidates, and significant marketing efforts before we can generate any revenue from product sales.

We also plan to begin development of a drug device combination for STAR-0215. There is no assurance that we will be successful in developing a drug device combination on a timely basis or at all, which could impede our development and commercialization strategy for STAR-0215. The FDA or other comparable foreign regulatory authorities could require nonclinical studies or clinical trials to support introduction of a drug device combination, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay approval of STAR-0215 and jeopardize our ability to commence product sales and generate revenue from STAR-0215, if approved.

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

Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more study participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in late-stage clinical trials after achieving positive results in preclinical studies or early development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial or trials to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, differences in study design, changes in and adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to receive positive results in preclinical studies or clinical trials of STAR-0215 or any other future product candidate, the development timeline and regulatory approval and commercialization prospects for such product candidate, and, correspondingly, our business and financial prospects would be negatively impacted.

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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining approval from the FDA of a BLA, which would be required for approval of STAR-0215, or NDA. Comparable foreign regulatory authorities, such as the EMA, require similar approvals. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy in humans of any product candidate that we may choose to develop before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials we initiate will be conducted as planned or completed on schedule, or at all. In addition, in the case of STAR-0215, for which we have designed our clinical studies, and plan to design future studies, with the goal of demonstrating that it can be dosed in HAE patients every three months or potentially less frequently, clinical trials will necessarily be longer given the length of time between doses in the trials. Further, the clinical development of product candidates is susceptible to the risk of failure or significant delays at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, failure to utilize clinically appropriate efficacy or safety targets or measurements in a clinical trial for the disease or patient population being studied, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, failure to enroll a sufficient number of patients on a timely basis or at all, failure to retain a sufficient number of patients to complete any of our trials, determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable, or the need to conduct additional studies or add cohorts to a trial before advancing into the next stage of development. Certain of these risks are heightened in the context of drug development for treatments for rare diseases, in which non-traditional study designs, and often smaller trials are utilized, to demonstrate efficacy and safety, including open-label studies, single arm studies, non-inferiority studies, studies utilizing active comparators or studies utilizing natural history data, biomarkers or other forms of surrogate endpoints, may be utilized due to the challenges inherent in designing and conducting clinical trials for severe diseases with small patient populations. In addition, we may amend the clinical trial protocol to address any issues that we observe as a trial is progressing, including in response to factors impacting safety and the data collected or to adapt the study design to include more clinically appropriate safety or efficacy targets or measurements, or we may be required to make certain changes to clinical trial protocols in response to issues raised by the FDA, IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and could delay, interrupt, or limit the conduct of the clinical trial. If we terminate or experience delays in the completion of any clinical trials, the commercial prospects for our product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

It is possible that even if a product candidate that we choose to develop has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in any clinical trials we conduct, we may fail to detect toxicity of or intolerability caused by a product candidate, or mistakenly believe that a product candidate is toxic or not well tolerated when that is not in fact the case. We have not previously submitted an NDA or BLA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Moreover, we have limited experience developing biologics and this lack of experience may impede our ability to successfully complete clinical development of STAR-0215 or any future biologic product candidates we pursue and obtain FDA approval in a timely manner, if at all. Any inability to complete clinical development successfully could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to modify our trial designs, such as required modifications with respect to patient populations, endpoints, comparators or trial duration, (2) we, or any future collaborators, are required to conduct additional clinical trials or other testing of a product candidate beyond the trials and testing that we, or they contemplate, (3) we, or any future collaborators, are unable to successfully commence on a timely basis or complete clinical trials of a product candidate or other testing, (4) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (5) there are unacceptable safety concerns associated with a product candidate, we, or any future collaborators, may:

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, a product candidate may be identified during development that could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, a product candidate could cause us, any future collaborators, an IRB or regulatory authorities to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any such product candidate is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

If we, or any future collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of a product candidate, potential marketing approval or commercialization of such product candidate could be delayed or prevented.

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of a product candidate, including:

●	clinical trials may produce unfavorable or inconclusive results;
●	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate, particularly with respect to STAR-0215, which is being developed as a potential treatment for HAE, which has a significant number of approved products and products in clinical development, or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate or the duration of these clinical trials may be longer than we anticipate;
●	the cost of planned clinical trials may be greater than we anticipate;
●	our third-party contractors or those of any future collaborators, including those manufacturing such product candidate or components or ingredients thereof, including a suitable presentation of a product candidate, such as a pre-filled syringe, or any drug device combination for a product candidate, or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements, program timelines or meet their contractual obligations to us or any future collaborators in a timely manner or at all;
●	regulators or IRBs may not authorize us, any future collaborators or our or their investigators to commence, conduct or continue a clinical trial at a prospective trial site or may not approve a protocol amendment to an ongoing clinical trial;
●	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
●	we, or any future collaborators, may have to delay, suspend or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, or travel bans or other restrictions imposed by applicable governmental authorities due to the COVID-19 pandemic or other epidemics or public health outbreaks;
●	regulators or IRBs may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
●	the FDA or comparable foreign regulatory authorities may disagree or subsequently find fault with our, or any future collaborators’, clinical trial designs, including the size of the trials or inclusion or exclusion criteria, or our or their interpretation of data from preclinical studies and clinical trials or may require us to conduct a comparator trial in lieu of a placebo-controlled trial;
●	The FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical, commercial supplies or drug device combinations for our product candidates;
●	we are unable to develop or obtain a supplier for a suitable drug device combination for our product candidates that meets the requirements of the FDA or comparable foreign regulatory authorities;
●	adequacy of or changes in our manufacturing process or the product formulation or method of delivery;
●	the supply or quality of drug production or drug substance, raw materials or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

In addition, we may amend clinical trial protocols to address any issues that we observe as a trial is progressing, including in response to factors impacting safety and the data collected or to adapt the study design to include more clinically appropriate safety or efficacy targets or measurements, or we may be required to make certain changes in response to issues raised by the FDA, IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and could delay, interrupt, or limit the conduct of the clinical trial. If we terminate or experience delays in the completion of any clinical trials, the commercial prospects for our product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

We are planning to conduct clinical trials outside of the United States, which are subject to the risks set forth above, and certain additional risks, such as unforeseen global instability, including political instability or geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine), terrorist activity, unstable governments and legal systems, natural disasters or instability from an outbreak of pandemic or contagious disease, such as the COVID-19 pandemic, in or around any countries in which we conduct clinical trials. Such additional risks could affect our ability to enroll patients in clinical trials in these countries, prevent patients already enrolled from completing such clinical trials, and/or cause other trial delays or otherwise adversely impact such clinical trials.

Product development costs for us, or any future collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of any future product candidate. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize product candidates or allow our competitors, or the competitors of any future collaborators, to bring products to market before we, or any future collaborators, do or closer in proximity to the launches of our products or those of our collaborators, and impair our ability, or the ability of any future collaborators, to successfully commercialize product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any future product candidates.

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

Our ability to successfully complete any clinical trial for STAR-0215 as a potential treatment for HAE, including our recently initiated Phase 1b/2 ALPHA-STAR trial, or for any other future product candidate for the potential treatment of any rare disease or any other indication will be dependent upon our ability to enroll, and maintain the enrollment of, a sufficient number of patients with such disease, which will be subject to a number of risks and uncertainties. For example, rare diseases, including HAE, have small patient populations and often have only a limited number of specialist physicians that regularly treat such patients. Further, these specialized sites typically treat a range of diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials. In addition, in the case of HAE, the indication on which we are currently focused, approved products are available for the rare disease, and additional products may become commercially available during the clinical development of STAR-0215, and therefore patients and their healthcare providers may feel satisfied with their treatments. As a result, patients may not feel the need to participate in a clinical trial for another product candidate for the same disease or the criteria for the trial may not allow patients on such other therapies to enroll in the trial. Additionally, in the case of HAE, diagnosis is often delayed from onset of symptoms and patients that might be eligible for enrollment in our trials may not have been diagnosed and therefore are unaware of such eligibility. Finally, other companies are and will be conducting clinical trials in HAE or may have announced plans for future clinical trials for HAE that are seeking, or are likely to seek, to enroll patients with the disease and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients, and to maintain the enrollment of enough patients, to complete clinical trials for any such future product candidate.

The clinical trials that we may conduct may also have inclusion and exclusion criteria that further limit the population of patients that we are able to enroll. In the case of HAE trials, the inclusion criteria may require that participants have had a certain number of attacks that occur within a defined period of time prior to being able to participate in the trial, which may impact or slow enrollment in the trial. For example, in the case of our Phase 1b/2 ALPHA-STAR trial, the inclusion criteria require that participants have had a certain number of attacks that occur within a defined period of time prior to being able to participate in the trial, which may impact or slow enrollment in the trial. These inclusion or exclusion criteria could limit the available patient pool and present challenges to clinical trial enrollment.

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for any clinical trials, including clinical trials for STAR-0215 as a potential treatment for HAE, that we or they may determine to pursue could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in any such clinical trials may result in increased development costs for the applicable product candidates, delay or halt the development of and approval processes for any future product candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from any product candidates, which could cause the value of our company to decline.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause a product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

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

We are developing STAR-0215 for the potential treatment of HAE. The key competitive factors affecting the success of STAR-0215, if approved, are likely to be its efficacy, safety, dosing frequency, method of administration, convenience, price and the availability of coverage and reimbursement from government and other third-party payors. In the United States, the FDA has approved four therapies for on-demand treatment of HAE: BERINERT, FIRAZYR, KALBITOR and RUCONEST. For long-term preventative treatment of HAE, the FDA has also approved four therapies: CINRYZE, HAEGARDA, TAKHZYRO and ORLADEYO. There are four main manufacturers of therapies for HAE: CSL Behring (BERINERT and HAEGARDA), Takeda (FIRAZYR, KALBITOR, CINRYZE and TAKHZYRO), Pharming (RUCONEST) and BioCryst (ORLADEYO). With the exception of KALBITOR, these therapies are also approved and commercially available outside of the United States (HAEGARDA is marketed as BERINERT SC outside of the United States). Historically, androgens and antifibrinolytic treatments have also been used as preventative treatment for HAE, however their use is declining with the availability of more-tolerable, HAE-specific therapies.

On-demand and preventative HAE therapies target one of three primary mechanisms. BERINERT and HAEGARDA, RUCONEST and CINRYZE are C1-INH replacement therapies. FIRAZYR is a Bradykinin 2 receptor, or B2R, antagonist, and KALBITOR, TAKHZYRO and ORLADEYO target plasma kallikrein. TAKHZYRO is a monoclonal antibody and KALBITOR and ORLADEYO are small molecule inhibitors.

On-demand therapies are taken as needed; BERINERT and RUCONEST are IV infusions approved for adult and pediatric patients, FIRAZYR is a SC injection, approved for adults 18 and older, and KALBITOR is a series of 3 SC injections, approved for patients 12 years and older. KALBITOR must be administered by a healthcare professional to monitor for the risk of anaphylactic reactions.

Preventative therapies are taken chronically. CINRYZE is an IV infusion and HAEGARDA is an SC injection; both are administered twice a week and are approved for adult and pediatric patients 6 years and older. TAKHZYRO is an SC injection generally administered every two weeks; however, dosing every four weeks may be considered in some patients. TAKHZYRO is approved for patients 2 years and older. ORLADEYO is an oral capsule taken once daily with food for patients 12 years and older. Given that TAKHZYRO is an approved monoclonal antibody inhibitor of plasma kallikrein, if STAR-0215 is approved, we expect that it will compete most directly with TAKHZYRO.

We are aware of additional programs in development for HAE, which are focused largely on preventative approaches. For example, CSL Behring’s garadacimab (CSL312), a factor XIIa-inhibitory monoclonal antibody, or FXIIa mAb, has completed Phase 3 development for preventative treatment. Ionis Pharmaceuticals, Inc.’s donidalorsen (IONIS-PKK-LRx), an antisense inhibitor of prekallikrein synthesis is currently in Phase 3 development for preventative treatment. Pharvaris is developing two oral treatments, PHVS416, in Phase 2 for on-demand treatment, and PHVS719, in Phase 1 for preventative treatment, that are small molecule inhibitors of B2R. KalVista Pharmaceuticals, Inc. has an oral small molecule plasma kallikrein inhibitor sebetralstat (KVD900) for on-demand treatment of HAE in Phase 2 development (the Phase 2 trial for KVD824 for preventative treatment was terminated). Intellia Therapeutics has begun Phase 1/2 trials for NTLA-2002, a CRISPR knockout of the prekallikrein gene KLKB1. BioMarin Pharmaceutical Inc. has begun Phase 1/2 trials for BMN 331, a C1-INH gene therapy. ADARx Pharmaceuticals, Inc. has begun a Phase 1 clinical trial for ADX-324, a prekallikrein siRNA inhibitor. Preclinical development programs for preventative treatment include KalVista’s oral FXIIa inhibitor and Orchard Therapeutics plc and Pharming’s ex vivo hematopoietic stem cell gene therapy (OTL-105).

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

Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects, have more convenient dosing regimens, including the potential for biannual or annual dosing regimens, or are less costly than any product candidates that we may develop, which could render any future product candidates obsolete and noncompetitive.

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

Our potential future competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, or as a result of the development of drug products that have more convenient dosing regimens. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned IND in the United States, or similar applications in other jurisdictions, including CTA submissions in the EU. Such studies are complex and may be subject to delays or increased costs due to our dependence upon third parties to assist us with such studies and the ability to source raw materials and the appropriate animals, including non-human primates, so that we can conduct such testing. There is currently a global shortage of non-human primates available for drug development. If the shortage continues, this could increase the cost of conducting our preclinical development and could also result in delays to our development timelines. In the event that the FDA or comparable foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other FDA requests or other requests of comparable foreign regulatory authorities prior to commencing clinical trials, the start of our clinical trials may be delayed or take longer to complete. Even after we receive and incorporate guidance from the FDA or comparable foreign regulatory authorities, such authorities may not agree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications, including CTA submissions in the EU, will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin or that we can meet the requirements imposed by such authorities for beginning such trials on a timely basis or at all.

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

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing STAR-0215 or any future product candidate, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for STAR-0215 or any future product candidates, which could significantly harm our business.

If STAR-0215 or any other future product candidate receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

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

Even if STAR-0215 or any other future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

Even if STAR-0215 or any other future product candidate is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of future product candidates may require significant resources and may not be successful. If STAR-0215 or any other future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of STAR-0215 or any other future product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to existing approved treatments or alternative treatments, including the convenience and ease of administration compared to alternative treatments;
●	the prevalence and severity of any side effects;
●	the clinical indications for which the product is approved;
●	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy and whether there is an existing standard of care;
●	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	the strength of sales, marketing, market access and distribution support;
●	the approval of other new products for the same indications;
●	changes in the standard of care for the targeted indications for the product;
●	the timing of market introduction of our approved products in relation to competitive products;
●	availability and amount of reimbursement from government payors, managed care plans and other third-party payors;
●	adverse publicity about the product or favorable publicity about competitive products; and
●	potential product liability claims.

The potential market opportunities for product candidates are difficult to estimate precisely. Any estimates we make as to the potential market opportunities for STAR-0215 or any other future product candidates will be predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. These assumptions will involve the exercise of significant judgment on the part of our management, will be inherently uncertain and the reasonableness of these assumptions may not have been assessed by an independent source. If any such assumptions prove to be inaccurate, the actual markets for STAR-0215 or any other future product candidate could be smaller than our estimates of the potential market opportunities.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable with” based on its similarity to an approved biologic. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

We believe that STAR-0215 and any of our future product candidates we develop as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

Nonetheless, the approval of biosimilars to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressures.

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

Business disruptions could delay completion of clinical trials, seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of third-party research institution collaborators, contract research organizations, or CROs, contract manufacturing operations, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the ongoing COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we may be partly uninsured, as well as impacts of geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine), terrorist activity and unstable governments and legal systems. In addition, we expect that we will rely on third-party research institution collaborators for conducting research and development of STAR-0215 and any other future product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could delay completion of any clinical trials for such product candidates, seriously harm our operations and financial condition and increase our costs and expenses.

We are subject to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic.

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners.

The development of STAR-0215 or any other future product candidates could be negatively impacted by public health crises, epidemics or pandemics, including a resurgence of the COVID-19 pandemic, for a variety of reasons, including delays of the initiation, recruitment and overall timing of clinical trials, delays at the FDA and other regulatory authorities, who have been diverting resources to help address the pandemic since its inception and may continue to do so, the disruption or delays of regulatory or manufacturing activities, including due to facility shut downs, capacity constraints at third party manufacturers due to the focus on vaccines and other treatments to address the pandemic, and increased costs or the inability to source key raw materials that are being diverted for efforts related to the public health crisis, or other adverse effects that negatively impact our business or operations.

A pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on. Furthermore, delays and disruptions experienced by our collaborators or other third parties due to the pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect the clinical development of our product candidates.

We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including working from home. Remote working arrangements could impact employees’ productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks.

The COVID-19 pandemic has continued to impact the global supply chain, primarily through constraints on raw materials. These constraints on raw materials are also impacting companies outside of our direct industry, which is resulting in a competitive supply environment causing higher costs.

Measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, results of operations and financial condition.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We are continuing to conduct clinical trials, preclinical and nonclinical studies, including the addition of two cohorts to our Phase 1a trial of STAR-0215 and our Phase 1b/2 ALPHA-STAR trial, which we initiated in February 2023, are ramping up manufacturing of clinical supplies for STAR-0215 and plan to begin the development of drug device combinations for our potential Phase 3 clinical trials and commercialization of STAR-0215, and expect that our expenses will increase substantially as a result. In addition, we may in the future initiate new research, preclinical and clinical development efforts, and seek marketing approval, for other product candidates, and would expect our expenses to increase in connection with each of these activities. If we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. In addition, while we may seek one or more collaborators for future development of our product candidates, we may not be able to enter into a collaboration for any of our product candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

Accordingly, we will be required to obtain substantial additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional funding may not be available to us on acceptable terms, on a timely basis or at all, impacting our ability to execute on our strategic plans. General economic conditions, both inside and outside the U.S., including heightened inflation, capital market instability and volatility, interest rate and currency rate fluctuations, and economic slowdown or recession as well as the COVID-19 pandemic, and geopolitical events, including civil or political unrest (such as the war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to raise capital on acceptable terms as and when needed may force us to delay, reduce or eliminate our research and development programs or any future efforts to seek approval for and commercialize products, and would have a material adverse effect on our business, results of operations, financial condition and ability to pursue our business strategy.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of December 31, 2022 are sufficient fund our operating expenses and capital expenditure requirements through the first half of 2025. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	our ability to meet our overall timing expectations for STAR-0215;

●	the progress, timing, costs and results of clinical trials of, and research, preclinical and clinical development, and manufacturing efforts for, STAR-0215 and any other future product candidates, including potential future clinical trials and all activities necessary to initiate and conduct clinical trials;
●	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of the evaluation, selection, testing and scale up activities related to developing a drug device combination for our product candidates for late-stage clinical trials and commercialization to the extent such costs are not the responsibility of any future collaborators;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, scaling up the manufacturing of drug substance and drug product to clinical and commercial scale, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our products, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to STAR-0215 in HAE;
●	our headcount growth and associated costs;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;and
●	the costs of operating as a public company.

Furthermore, we hold a portion of cash and cash equivalents that we use to meet our working capital and operations expense needs in deposit accounts at one financial institution. The balance in these accounts typically exceed the Federal Deposit Insurance Corporation standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Our losses from operations were $51.8 million and $194.9 million (including $164.6 million of in-process research and development expenses) for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $507.6 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of preferred stock before we became a public company and our private placement of preferred stock in February 2021, which we refer to as the February 2021 Financing, registered offerings of our common stock, and our at-the-market programs, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We anticipate that we will continue to incur significant expenses and operating losses and we may incur increased expenses if and to the extent we:

●	initiate and continue research and preclinical and clinical development efforts for STAR-0215 and any other future product candidates;
●	seek to identify and develop any other future product candidates;
●	seek regulatory and marketing approvals for STAR-0215 and any other future product candidate that successfully completes clinical trials, in the United States and other markets;
●	establish sales, marketing, market access, distribution, supply chain and other commercial infrastructure in the future to commercialize products for which we may obtain marketing approval, if any;
●	require the manufacture of larger quantities of STAR-0215 and any other future product candidates for clinical development and potentially commercialization;
●	implement changes in product candidate manufacturing or formulation;
●	develop drug device combinations for our product candidates for late-stage clinical trials and commercialization;
●	maintain, expand and protect our intellectual property portfolio; and
●	hire and retain additional personnel or add information systems, equipment or physical infrastructure to support our operations.

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

We will need to raise additional capital to develop and commercialize STAR-0215 or to acquire, develop and commercialize any other future product candidates or to pursue other strategic options. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders’ ownership interests may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. For example, in connection with the acquisition of Quellis Biosciences, Inc. or Quellis in January 2021 and our February 2021 Financing, we issued an aggregate of 86,077 shares of Series X, of which 53,532 shares of Series X Preferred Stock automatically converted into 8,921,966 shares of our common stock upon the stockholder approval of the conversion of the Series X Preferred Stock into common stock in June 2021. Subsequently, an additional 1,090 shares were converted into 181,698 shares of common stock. On January 3, 2023, an additional 348 shares have subsequently converted into 57,910 shares of common stock. The remaining 31,107 shares of Series X Preferred Stock are convertible into 5,184,479 shares of common stock at the election of the holders thereof, subject to certain beneficial ownership limitations. In addition, our June 2018 and February 2019 registered offerings of common stock and common stock warrants and our December 2022 and January 2020 registered offering of common stock were highly dilutive to existing stockholders’ ownership interests. Further, exercise of the common stock warrants sold in our June 2018 and February 2019 offerings could result in additional dilution upon exercise.

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

The development and commercialization of product candidates require substantial cash to fund expenses. We may seek one or more collaborators for the development and commercialization of STAR-0215 or any other future product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials of STAR-0215 or any other future product candidates. Any of these third parties could terminate its engagement with us under certain circumstances or encounter, for example, business challenges, such as a loss of business, the COVID-19 pandemic or the impacts of geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine), or enter into transactions, such as business combinations, that temporarily or permanently impact the amount or type of resources that they are able or willing to devote to our engagement. We might not be able to enter into alternative arrangements or do so on commercially reasonable terms or on a timely basis. In addition, there is a natural transition period when a new CRO begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, our reliance on these third parties for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a CRO for a trial of a product candidate, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and most other comparable regulatory authorities outside the United States require us to comply with standards, commonly referred to as current GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA and other comparable regulatory authorities outside the United States enforce these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or any of our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other comparable regulatory authorities outside the United States may require us to perform additional clinical trials before approving a product candidate, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA or other comparable regulatory authorities outside the United States will determine that any of our clinical trials comply with GCPs. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Other regions, including the EU, have similar requirements. The failure to comply with these registration and posting requirements can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties that conduct clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we are not able to control whether or not they devote sufficient time, skill and resources to our development programs. Any such contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for the applicable product candidates. If that occurs, we would not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be impaired.

We also rely on other third parties to store and distribute drug supplies for any clinical trials we pursue. Any performance failure on the part of any such distributors or impacts from geopolitical events, including civil or political unrest (such as the war between Ukraine and Russia), terrorist activity and unstable governments and legal systems could delay clinical development or marketing approval of any future product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

The manufacturing of pharmaceutical products and, in particular, biologics, is complex and we do not have our own clinical manufacturing capabilities. We rely on third parties to produce clinical and commercial supplies of any future product candidates.

We currently have no manufacturing facilities and rely on third-party contract manufacturers to manufacture all of our preclinical product candidate supplies and clinical trial product supplies and will need to rely on third-party contract manufacturers for to manufacture any drug device combination for a product candidate. We do not own, nor do we plan to own, any manufacturing facilities. There can be no assurance that our preclinical and clinical development product supplies, including drug substance, drug product or planned drug device combinations, from third parties will not be limited or interrupted, or be of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing pharmaceutical products and, in particular, biologics is complex, highly regulated, and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and use of excipients which may, among other things, impact shelf life and present concerns with process controls. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party contract manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.

If the contract manufacturers we engage are unable to supply us with sufficient clinical grade quantities of our product candidates or drug device combinations for our product candidates, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We obtain drug product and drug substance from single third-party contract manufacturers, which exacerbates these and other related risks for us. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials or drug components for our preclinical and clinical product supplies. We may be unable to obtain raw materials or drug components for an indeterminate period of time if any of third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes. Suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control. We cannot be sure that single source suppliers for our raw materials or drug components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these raw materials or components for our intended purpose. If current or future suppliers are delayed or unable to supply sufficient raw materials or components to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers.

The manufacturing process for a clinical candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with their standards, such as cGMPs. In the event that any of our manufacturers fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms or on a timely basis, if at all. The transfer of the manufacturing of biologic products to a new contract manufacturer and any additional process development that may be necessary can be lengthy and involve significant additional costs. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer would negatively affect our ability to develop product candidates in a timely manner or within budget.

Further, our reliance on third-party manufacturers exposes us to risks beyond our control, including the:

●	inability to meet our drug specifications, quality requirements or drug device combination requirements consistently;
●	delays in process development;
●	inability to initiate or continue preclinical studies or clinical trials of product candidates or drug device combinations under development;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	costs and validation of new equipment and facilities required for scale-up;
●	inability of our third-party manufacturers to execute process development, manufacturing, technology transfers, manufacturing procedures and other logistical support requirements appropriately or on a timely basis;
●	manufacturing and drug quality issues, including related to scale-up of manufacturing;
●	failure to comply with cGMP and similar foreign standards;
●	reliance on a limited number of sources, and in some cases, potentially single sources for drug components and raw materials, such that if we are unable to secure a sufficient supply of these drug components and raw materials, we will be unable to manufacture and sell our future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
●	price increases or decreased availability of drug components or raw materials;
●	lack of qualified backup suppliers for those components and raw materials that are purchased from a sole or single source supplier;
●	inability to negotiate development and manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	breach, termination or nonrenewal of development and manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	disruption of operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including supply chain issues, capacity constraints, transportation and labor disruptions, global competition for resources, the bankruptcy of the manufacturer or supplier, a business combination or strategic transaction involving the manufacturer or supplier, the issuance of an FDA Form 483 notice or warning letter and/or general economic conditions, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession;
●	disruptions of operations caused by geopolitical events, including civil or political unrest (such as the war between Ukraine and Russia), terrorist activity, insurrection or other wars or significant conflicts, unstable governments and legal systems man-made or natural disasters or public health pandemics or epidemics, including, for example, the COVID-19 pandemic;
●	carrier disruptions or increased costs that are beyond our control, including increases in material, labor or other manufacturing-related costs or higher supply chain logistics costs;
●	failure to deliver our drugs under specified storage conditions and in a timely manner; and
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production, any of which could result in a failure to begin our clinical trials or having to stop or delay ongoing clinical trials. In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of the regulatory action, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

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

In addition, a material shortage, contamination, recall or restriction on the use of substances in the manufacture of our product candidates, or the failure of any of our key suppliers to deliver necessary components required for the manufacture of our product candidates, could adversely impact or disrupt the commercial manufacture or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations, and future prospects.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize our current or any future product candidates once approved.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates successfully may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to STAR-0215 and any other future product candidates. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we have filed an International, or PCT, patent application directed to STAR-0215 and a provisional dosing regimen patent application in the U.S., and intend to file patent applications in the United States and abroad related to STAR-0215 and future novel product candidates and related technologies that are important to our business. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our products and product candidates. The enforcement, defense and maintenance of such patents and other intellectual property rights may be challenging and costly.

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

Our pending International patent application, U.S. provisional dosing regimen patent application and any future patent applications we file cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, patents are granted to the party who was the first to file a patent application. However, prior to March 16, 2013, in the United States, patents were granted to the party who was the first to invent the claimed subject matter. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Patent applications may not result in patents being issued which protect any current and future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation. If the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and STAR-0215, as well as any other future product candidates, without infringing the intellectual property and other proprietary rights of third parties. If any third-party patents or patent applications are found to cover STAR-0215 or any other future product candidates or their methods of use, or other aspects of STAR-0215 that we may elect to patent, we may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all, or we may incur significant legal fees or damages.

In spite of our efforts to avoid obstacles and disruptions arising from third-party intellectual property, it is impossible to establish with certainty that our programs directed to STAR-0215 and any other future product candidates will be free of claims by third-party intellectual property holders. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, patent litigation may be initiated against us. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or non-infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business.

There is a substantial amount of intellectual property litigation in the biopharmaceutical industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to STAR-0215 or any future product candidates, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The biopharmaceutical industry has produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that any current or future product candidates, products, methods, processes or modeling or similar work either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. For example, we are aware of a U.S. patent directed to an antibody that binds plasma kallikrein. In the event that the owner of this patent were to bring an infringement action against us, we may have to argue that STAR-0215, its manufacture or use does not infringe a valid claim of this patent. We cannot guarantee that a court would find in our favor on questions of infringement or validity. Furthermore, even if our arguments are successful, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make antibodies that are the same as or similar to STAR-0215 or any other future product candidates but that are not covered by the claims of patents that we own or have rights to;
●	we or our licensors or any current or future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by our pending patent application;
●	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent rights will not lead to issued patents, or that patents, if granted, may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	third parties performing manufacturing or testing for us using our products or technologies could use the intellectual property of others without obtaining a proper license;
●	we may not develop additional technologies that are patentable; and
●	third parties may allege that our development and commercialization of STAR-0215 or any other future products may infringe their intellectual property rights, the outcome of which may have an adverse effect on our business.

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

In addition, our ability to protect and enforce our intellectual property rights may be adversely affected by changes in foreign intellectual property laws. For example, the European Union is scheduled to open a Unified Patent Court, or UPC, during 2023. The UPC will be a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents, should they be granted, in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents or defend their validity. We may decide to opt out our patent applications, if filed, and our European patents, if granted, from the UPC. If certain formalities and requirements are not met, however, our European patent applications, if filed, and European patents, if granted, could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patent applications or granted patents will avoid falling under the jurisdiction of the UPC, even if we decide to opt out of the UPC.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of STAR-0215 or any other future product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of biopharmaceutical products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, which regulations differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of a BLA from the FDA, which would be required for approval of STAR-0215, or NDA or marketing approval from applicable regulatory authorities outside the United States. Product candidates in the development phase are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties, including third-party clinical research organizations, to assist us in this process.

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

In addition, changes in or the enactment or promulgation of additional statutes, regulations or guidance during preclinical or clinical development, or comparable changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. For example, on January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. We have not previously secured authorization to conduct clinical studies in the EU pursuant to this new regulation and, accordingly, there is a risk that we may be delayed in commencing such studies.

Further, regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market product candidates in the United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets (such as the war between Ukraine and Russia); compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

In 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA, which among other things, codified the FDA’s pre-existing regulatory interpretation to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.”  Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

In addition, to obtain orphan drug designation in the European Union, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for STAR-0215 or any other product candidate. In particular, there is no assurance that STAR-0215 will be able to show, to the satisfaction of European Union regulatory authorities, that it is of significant benefit to HAE patients given the currently available commercial products for HAE in the European Union and the additional products that are ahead of STAR-0215 in clinical development for HAE.

Any product candidate for which we obtain marketing approval would remain subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if any of our product candidates are approved.

Any product candidate for which we obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a REMS. Accordingly, if we receive marketing approval for one or more of our product candidates, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

We must also comply with requirements concerning advertising and promotion for any product candidate for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. In September 2021 the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. Moreover, with the passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval.

Nonetheless, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

We may seek certain designations for our product candidates, including Breakthrough Therapy, RMAT Therapy, Fast Track and Priority Review designations in the United States, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

We may also seek accelerated approval for one or more of our product candidates. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. With passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded; require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may, among other things, later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

We may seek a Rare Pediatric Disease PRV for our current and future product candidates. A BLA or NDA for our current and future product candidates may not, however, meet the eligibility criteria for a PRV, even if the BLA or NDA is approved.

With enactment of the FDASIA and subsequent legislation, Congress authorized the FDA to award PRVs to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives approval for a new drug or biologic for a rare pediatric disease may qualify for a PRV, which can be redeemed for priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product that receives a PRV may transfer, including by sale, the PRV to another sponsor and that PRV may be further transferred any number of times before it is used. A PRV entitles the holder to designate a single human drug application submitted under Section 505(b)(1) of the FDCA or Section 351 of the PHSA as qualifying for a priority review. An FDA priority review may expedite the review process of a marketing application reducing the review time from ten months after formal acceptance of the file to six months after formal acceptance of the file.

In order for a sponsor to receive a PRV in connection with approval of a BLA or NDA, the investigational product must be designated by the FDA as a product for a rare pediatric disease prior to submission of the marketing application. A rare pediatric disease is a disease that is serious or life-threatening and which primarily affects individuals aged from birth to 18 years and fewer than 200,000 people in the United States. Alternatively, the disease may affect more than 200,000 people in the United States if there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product. In addition, to qualify for a PRV, the sponsor must request the voucher and the BLA or NDA must itself be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient.

There can be no assurance that the FDA will determine that a BLA or NDA for one or more of our product candidates meets the eligibility criteria for a PRV upon approval of the marketing application. Further, under the current statutory sunset provisions for the Rare Pediatric Disease PRV Program, the FDA may only award a PRV for an approved rare pediatric disease product application if the rare pediatric disease designation was granted by September 30, 2024. Moreover, the FDA may not award any rare pediatric disease PRVs after September 30, 2026. Accordingly, if we do not receive rare pediatric disease designation and approval of a BLA or NDA by these dates, respectively, and if the Rare Pediatric Disease PRV program is not further extended by Congressional action, we may not receive a PRV. Since a PRV may be sold for substantial amounts of money, or used by us to expedite approval of another marketing application, our business may be harmed if we do not qualify for a PRV in connection with approval of an NDA or BLA.

We and our contract manufacturers are subject to significant regulation. The manufacturing facilities on which we rely may not continue to meet regulatory requirements, which could materially harm our business.

All entities involved in the preparation of product candidates, including drug substance, drug product and device combinations that may be used in combination with our product candidates, for clinical trials or commercial sale, including any contract manufacturers, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing.

We or our contract manufacturers must supply all necessary documentation in support of a BLA or NDA on a timely basis and must adhere to the FDA’s current GLP and cGMP regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our contract manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidate. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, competing priorities or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies, including government agencies and regulatory authorities outside the United States, on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions or competing priorities at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic in 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, thus the FDA may be unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On March 13, 2023, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends on May 11, 2023 and allow 22 to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Pursuant to subsequent legislation, these Medicare sequester reductions were suspended and reduced in 2021 and 2022 but, as of July 1, 2022, the full 2% cut has resumed. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act's health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and PBM service fees. It originally was set to go into effect on January 1, 2022, but with passage of the rule Inflation Reduction Act has been delayed by Congress until January 1, 2032.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025) that would require manufacturers to cover a portion of these costs. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the IRA subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the IRA by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The IRA also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, price caps on annual out-of-pocket expenses, and the requirement that manufacturers cover a portion of these costs, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, if approved, any of which could adversely affect our business, results of operations and financial condition.

In addition, at the federal level in the U.S., in February 2023, CMS announced a model that would allow CMS to pay less for drugs and biologics approved through FDA’s accelerated approval pathway before a clinical benefit has been confirmed by the required confirmatory studies. If implemented, this would impact the price that CMS would pay for Medicare Part B drugs and biologics that fit within CMS’s criteria for lower payments. Implementation of this model could result in reduced reimbursement for our products and also lead to further and more expansive pricing pressure from CMS and other U.S. payors, any of which could adversely affect our business, results of operations and financial condition.

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

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, corporate integrity or other similar forms of agreements or decrees, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, and reputational harm, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and the United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical, and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced, or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures, and systems.

In 2018 California passed into law the CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut, already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020 the CJEU invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022 President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations and activities in the European Union.

Following the withdrawal of the United Kingdom from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, if approved, through increased compliance costs, costs associated with contracting, and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

We are subject to United States and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States and the U.K. Bribery Act 2010. Violations of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

Our employees, independent contractors, CROs, consultants, contract manufacturers, commercial partners, vendors and principal investigators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, contract manufacturers, commercial partners, vendors and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

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

The commercial success of any product that we may develop will depend substantially, both domestically and abroad, on the extent to which the costs of such product will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any future collaborators, may not be able to successfully commercialize such product. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor.

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

As a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted. For example, President Biden has proposed to increase the U.S. corporate income tax rate from its current 21%, implement a minimum tax on book income and increase taxation of international business operations, among numerous other corporate tax reform proposals. In addition, certain tax laws that are specific to the biopharmaceutical industry, such as the orphan drug tax credit, which was enacted as part of the Orphan Drug Act, have been limited over time and continuing limitations or restrictions of the tax credit and changes to other tax laws applicable to our business could negatively impact our business and results of operations. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Under Section 382, the annual limitation is determined by first multiplying the value of the corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required.

As a result of, among other transactions, the shares issued in January 2021 related to the acquisition of Quellis and the February 2021 Financing, we believe we have experienced several historical ownership changes, as defined by Section 382. As a result, our utilization of the federal and state net operating loss carryforwards or research and development tax credit carryforwards are subject to annual limitation under Sections 382 and 383. Our analysis of Section 382 indicates that a significant portion of our Federal and state net operating loss carryforwards and research and development tax credit carryforwards are limited, such that a significant portion of them are anticipated to not be available or expire before utilization.

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

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information, employee data and personally identifiable information of clinical trial participants in accordance with informed consents covering such information. We also rely to a large extent on computer and information technology systems to operate our business. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure, and that of our vendors and third-party providers, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our vendors and third-party providers could be susceptible to third party attacks on our and their information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. If a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount.  Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks. While we continue to build and improve our information technology security systems and infrastructure, there can be no assurance that our efforts will prevent service interruptions, breakdowns or security breaches. For example, we have detected common types of attempts to attack our information technology systems and data using means that have included phishing. Any service interruptions or security breaches of our information technology systems may substantially impair our ability to operate our business and could compromise our networks, or those of our vendors and third-party providers, and the information stored could be accessed, publicly disclosed, lost or stolen.

We may be required to expend significant resources (including financial), fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to detect (including performing required forensics), mitigate and remediate actual and potential vulnerabilities. Relevant laws, regulations, industry standards and contractual obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, security breaches and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, data loss or corruption, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Our stock price has been and is likely to continue to be highly volatile. For example, when we announced our acquisition of Quellis, our stock price increased by approximately 70% in one day. In the twelve months ending February 28, 2023, the last business day in February, our stock price has traded at a high of $15.79 and a low of $2.46.

The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our investors may lose some or all of their investments. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of STAR-0215 or any future product candidate;
●	commencement or termination of collaborations for any development programs we may pursue;
●	failure or discontinuation of any of any development programs we may pursue;
●	the success of existing or new competitive products or technologies;
●	results of clinical trials of product candidates of competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to a product candidate or clinical development program;
●	the results of any additional efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts that cover our stock;

●	announcement or expectation of additional financing efforts;
●	announcement of collaborations, licenses, acquisitions or other comparable forms of transactions;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including political instability, war or instability from an outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of February 28, 2023, we had outstanding 27,970,516 shares of common stock and 31,107  shares of Series X Preferred Stock, which are convertible into 5,184,591 shares of common stock. Pursuant to our obligations under a registration rights agreement entered into in connection with the acquisition of Quellis and the February 2021 Financing, we have registered under the Securities Act of 1933, as amended, or the Securities Act, 15,399,967 shares of our common stock issued to the former Quellis stockholders or issued or issuable upon conversion of the Series X Preferred Stock. As a result, such shares are freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any significant sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

As of February 28, 2023, we also had outstanding warrants to purchase 1,031,820 shares of common stock at a weighted average exercise price of $60.90 per share, with expiration dates between June 21, 2023 and December 14, 2030. We have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public marked upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

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

In addition, as of February 28, 2023, there are 31,107 shares of our Series X Preferred Stock outstanding that we issued in connection with the acquisition of Quellis and the February 2021 Financing. Except as otherwise required by law, the Series X Preferred Stock does not have voting rights. However, as long as any shares of Series X Preferred Stock are outstanding, we may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series X Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series X Preferred Stock or alter or amend the Certificate of Designation that authorized the Series X Preferred Stock, amend or repeal any provision of, or add any provision to, our Certificate of Incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X Preferred Stock, (ii) issue further shares of Series X Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series X Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our offices are located in Boston, Massachusetts and consist of approximately 17,136 square feet of subleased office space under a lease that expires in July 2024. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

Holders

As of February 28, 2023, there were approximately 23 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics. Our mission is to bring hope with life-changing therapies to patients and families that are affected by rare and niche allergic and immunological diseases. Our lead product candidate is STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of HAE, a rare, debilitating and potentially life-threatening disease. STAR-0215 has the potential to be the most patient-friendly chronic treatment option for HAE, based on the data generated to date and the existing HAE treatment landscape.

The treatment options for patients with HAE have improved in recent years, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The goal for STAR-0215 is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE with dosing once every three months or potentially less frequently. Our vision for STAR-0215 is to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. STAR-0215 is currently in clinical development. We submitted an IND for STAR-0215 in June 2022 and the FDA cleared the IND for STAR-0215 in July 2022.

We initiated a Phase 1a clinical trial in August 2022 and we announced preliminary results in December 2022. We presented additional initial results from the trial at AAAAI in February 2023. This Phase 1a randomized, double-blind, placebo-controlled single ascending dose clinical trial evaluated the safety, PK, and PD of STAR-0215 at a single U.S. center. Healthy subjects received a single dose of STAR-0215 or placebo in three cohorts of 100mg, 300mg, and 600mg administered subcutaneously. STAR-0215 was well tolerated at all dose levels. Additionally, there were no clinically significant changes in laboratory assessments and there were no treatment-emergent ADAs detected. STAR-0215 demonstrated rapid and sustained drug levels with dose-dependent PK and an estimated half-life of up to 117 days. Sustained target engagement was seen with inhibition of plasma kallikrein consistent with levels associated with clinical benefit for at least three months. The initial results from the Phase 1a trial support investigating STAR-0215 in HAE patients and also suggest that there could be an opportunity to dose STAR-0215 less frequently than every three months. As a result, we are evaluating the potential for 6-month dosing with additional healthy subject cohorts in the Phase 1a trial with initial results expected in the fourth quarter of 2023.

The initial Phase 1a results support STAR-0215’s target profile as a long-acting plasma kallikrein inhibitor and support advancing STAR-0215 to a Phase 1b/2 trial called ALPHA-STAR, or Astria Long-Acting Prophylaxis for Hereditary Angioedema: STAR-0215, which we initiated in February 2023. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE, is evaluating safety, tolerability, HAE attack rate, PK, PD, and quality of life in patients three and six months after STAR-0215 administration.

Our vision for STAR-0215 is also supported by preclinical data showing potent inhibition of the production of bradykinin by plasma kallikrein and a long plasma half-life that could potentially enable patients to dose less frequently. Preclinical experiments show high potency of STAR-0215 for binding to and inhibition of plasma kallikrein on a different site than lanadelumab, a monoclonal antibody inhibitor of plasma kallikrein commercialized under the name TAKHZYRO® and an approved preventative treatment for HAE. Experiments also support the ability of YTE technology, designed to enable a longer duration of action, to extend half-life. In cynomolgus monkey studies, lanadelumab was observed to have a half-life of approximately 10 days and STAR-0215 at the same dose as lanadelumab had an observed half-life of approximately 34 days. We expected that this could translate to a half-life of several months for STAR-0215 in humans. These data suggest that at equal doses STAR-0215 would have a significantly longer duration of action than lanadelumab and could result in STAR-0215 being an effective preventative therapy for patients with HAE due to inhibition of the pathologic activity of plasma kallikrein for an extended time period with the potential to enable dosing once every three months or potentially less frequently.

In January 2021, we acquired Quellis Biosciences, Inc., or Quellis, including the STAR-0215 program, and announced a private placement that, upon closing in February 2021, resulted in gross proceeds to us of approximately $110.0 million before deducting placement agent and other offering expenses, which we refer to as the February 2021 Financing.

On December 19, 2022, we announced the closing of an underwritten public offering of 10,445,050 shares of our common stock, including the full exercise of the underwriters’ option to purchase 1,362,397 shares of our common stock, at a price of $11.01 per share, which we refer to as the December 2022 Financing. The gross proceeds of December 2022 Financing were approximately $115.0 million, before deducting underwriting discounts and commissions and other offering expenses.

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

Financial Overview

Our business is almost entirely dependent on the success of STAR-0215, which is in the early clinical stages of development, and has only produced results in a Phase 1a clinical trial, preclinical and nonclinical settings. Our losses from operations were $51.8 million and $194.9 million (including $164.6 million of in-process research and development, or IPR&D, expenses) for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $507.6 million. We have financed our operations to date primarily through various equity financings, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. As of December 31, 2022, we had $226.4 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments as of December 31, 2022 are sufficient to fund our operating expenses and capital expenditure requirements through the first half of 2025. Advancing the development of STAR-0215 or any future product candidates will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund STAR-0215 or any future product candidates through regulatory approval. We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215 or any future product candidates, support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

Revenue

As of December 31, 2022, we have not generated any revenue from product sales.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits and stock-based compensation expense;
●	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct clinical trials and research and development and preclinical activities on our behalf;
●	the cost of consultants;
●	the cost of lab supplies and acquiring, developing and manufacturing study and clinical trial materials; and
●	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

The following table summarizes our research and development expenses by program (in thousands):

	Year Ended December 31,
	2022	2021
STAR-0215	$20,307	$8,172
Edasalonexent	—	631
Other research programs	1,967	911
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	7,866	4,488
Consultants and professional expenses, including stock-based compensation	3,310	862
Facilities	487	338
Other	327	150
Total costs not directly allocated to programs	11,990	5,838
Total research and development expenses	$34,264	$15,552

Based on the results of the Phase 3 PolarisDMD trial of edasalonexent for the treatment of Duchenne Muscular Dystrophy, in October 2020 we stopped all activities related to the development of edasalonexent, including the ongoing GalaxyDMD open-label extension trial, and wound down substantially all activities related to edasalonexent by mid-2021.

We expect to incur significant research and development expenses in the year ending December 31, 2023, and in future periods in connection with the clinical trials and other activities related to the development of STAR-0215. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of STAR-0215 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from STAR-0215 or any other future product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;

●	successful design, enrollment in, and completion of clinical trials;
●	feedback from the FDA and foreign regulatory authorities on planned trial designs, pre-clinical studies and manufacturing capabilities and plans;
●	changes in the FDA and foreign regulatory approval processes or perspectives that may delay or prevent the approval of new products;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	launching commercial sales, if we are able to obtain marketing approval, whether alone or in collaboration with others, and our ability to compete successfully with other products; and
●	a continued acceptable safety profile following approval.

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

We anticipate that our general and administrative expenses will increase from their current levels as we continue to grow the company and develop STAR-0215 and potentially expand our pipeline to include other product candidates.

Acquired In-process Research and Development Expense

Acquired IPR&D expense resulted from our acquisition of Quellis in January 2021, or the Quellis Acquisition. In the estimation of fair value of the asset purchase consideration, we used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D. As STAR-0215 had not, at the time of the Quellis Acquisition, received regulatory approval in any territory, the acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as expense at the acquisition date and no additional IPR&D expense relating to the Quellis Acquisition is expected to be reported in future periods.

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

Quellis Acquisition

In January 2021, in connection with the Quellis Acquisition, we concluded that the Quellis Acquisition was not the acquisition of a business, as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset, STAR-0215.

We determined that the cost to acquire the Quellis assets was $170.7 million, based on the fair value of the equity consideration issued and including direct costs of the acquisition of $1.8 million. The net assets acquired in connection with the Quellis Acquisition were recorded at their estimated fair values as of January 28, 2021, which is the date the Quellis Acquisition was completed.

In the estimation of fair value of the asset purchase consideration, we used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D. As STAR-0215 had not, at the time of the Quellis Acquisition, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, as the acquired IPR&D had no alternative future use, as determined by us in accordance with U.S. GAAP.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the dollar change in those items (in thousands):

	Year Ended December 31,		Period-to-
	2022	2021	Period Change
Operating expenses:
Research and development	$34,264	$15,552	$18,712
General and administrative	19,239	14,807	4,432
Acquired in-process research and development	—	164,617	(164,617)
Total operating expenses	53,503	194,976	(141,473)
Loss from operations	(53,503)	(194,976)	141,473
Other income, net	1,669	64	1,605
Net loss	$(51,834)	$(194,912)	$143,078

Research and Development Expenses

Research and development expenses increased by $18.7 million to $34.3 million for the year ended December 31, 2022 from $15.6 million for the year ended December 31, 2021, an increase of 120% (excluding acquired IPR&D from the Quellis Acquisition). The increase in research and development expenses was associated with our STAR-0215 program’s advancement through IND-enabling activities into clinical trials. The $18.7 million increase in research and development expenses was primarily attributable to an $12.1 million increase in CRO expenses for the STAR-0215 program, a $3.4 million increase in employee related expenses, a $2.4 million increase in consulting expense, a $1.1 million increase in research programs, and an increase in facilities and other costs of $0.2 million. These increases were partially offset by a $0.6 million decrease in costs related to the edasalonexent program.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million to $19.2 million for year ended December 31, 2022 from $14.8 million for the year ended December 31, 2021, an increase of 30%. The increase in general and administrative expenses was attributable to a $3.1 million increase in employee expenses, $0.9 million of which was specifically related to stock compensation, a $1.4 million increase in professional services, and a $0.4 million increase in the general and administrative portion of facilities and general office expense, partially offset by a decrease of $0.4 million in recruiting expense.

Other Income, Net

Other income, net increased by $1.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, which was attributable to an increase in interest and investment income due to higher interest rates.

Liquidity and Capital Resources

From our inception through December 31, 2022, we raised an aggregate of $579.3 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in the February 2021 Financing, registered offerings of our common stock and our at-the-market programs. As of December 31, 2022, we had $226.4 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments as of December 31, 2022 are sufficient to fund our operating expenses and capital expenditure requirements through the first half of 2025. Advancing the development of STAR-0215 and other product candidates will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund any of our product candidates through regulatory approval. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215 or any future product candidates, support our continuing operations, future clinical trials and the expansion of our pipeline. In addition, STAR-0215 or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. General economic conditions, both inside and outside the U.S., including heightened inflation, capital market instability and volatility, interest rate and currency rate fluctuations and economic slowdown or recession as well as the COVID-19 pandemic and geopolitical events, including civil or political unrest ( such as the Ukraine-Russian war), may have a significant impact on the availability of funding sources and the terms on which any funding may be available. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations. Although we will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

December 2022 Financing

On December 19, 2022, we announced the closing of an underwritten public offering of 10,445,050 shares of our common stock for gross proceeds of approximately $115 million, and net proceeds of $107.6 million.

February 2021 Financing

On January 28, 2021, we entered into a stock purchase agreement with certain institutional and accredited investors pursuant to which we sold an aggregate of 35,573 shares of Series X Preferred Stock in a private placement on the February 1, 2021 closing date for gross proceeds of approximately $110.0 million, and net proceeds of $104.3 million.

At-the-Market Offerings

We have entered into various sales agreements with Cowen and Company LLC, or Cowen, pursuant to which we could issue and sell shares of common stock under at-the-market offering programs. On May 20, 2021, we terminated our sales agreement with Cowen. On June 30, 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we can issue and sell shares of common stock, of up to $25.0 million under at-the-market offering programs (the Jefferies ATM Program and together with the Cowen at-the-market offering program, the ATM Programs). We pay the sales agent commissions of 3% of the gross proceeds from any common stock sold through the ATM Programs. On September 15, 2022, the Jefferies ATM Program was modified to increase the amount of the common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million. On multiple dates from August 2022 through November 2022, we sold an aggregate of 4,012,003 shares of common stock under the Jefferies ATM Program for gross proceeds of $38.2 million and net proceeds of $37.0 million. On November 10, 2022, the Jefferies ATM Program was once again modified to increase the amount of the common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million. As of December 31, 2022, $50.0 million of common stock remains available for sale under the Jefferies ATM Program. There was no activity from the ATM Programs during the year ended December 31, 2021.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party preclinical research and development services, legal and other regulatory expenses and general overhead.

As of December 31, 2022, we had an accumulated deficit of $507.6 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of December 31, 2022, we had available cash, cash equivalents and short-term investments of $226.4 million. Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments as of December 31, 2022 are sufficient to fund our operating expenses and capital expenditures requirements through the first half of 2025.

Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, STAR-0215 and any future product candidates, including potential future clinical trials;
●	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, and scaling up the manufacturing of drug substance and drug product to clinical and commercial scale and developing a drug device combination, if applicable, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	if we obtain marketing approval of any of our product candidates, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our product candidates, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to STAR-0215 in HAE;
●	our headcount growth and associated costs;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the impact of the COVID-19 pandemic on our operations, business and prospects; and
●	the costs of operating as a public company.

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

Cash Flows

Comparison of the Years Ended December 31, 2022 and 2021

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(43,533)	$(30,151)
Net cash used in by investing activities	(167,129)	(12,555)
Net cash provided by financing activities	144,721	104,284
Net (decrease) increase in cash, cash equivalents and restricted cash	$(65,941)	$61,578

Net Cash Used in Operating Activities

Net cash used in operating activities was $43.5 million for the year ended December 31, 2022 and consisted primarily of a net loss of $51.8 million,  adjusted for non-cash expenses, stock-based compensation expense of $4.6 million, expense on warrants inherited in the Quellis Acquisition of $1.5 million, an increase in accrued expenses of $ 4.4 million, an increase in the right of use asset of $0.6 million, an increase in other non-cash items of $0.1 million, a decrease in accounts payable of $0.8 million, and a decrease in prepaid expenses of $1.6 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $167.1 million for the year ended December 31, 2022 and consisted of purchases of short-term investments of $396.1 million, partially offset by proceeds from maturities of short-term investments of $229.0 million. Net cash used in investing activities was $12.6 million for the year ended December 31, 2021 and consisted of purchases of short-term investments of $78.0 million, partially offset by proceeds from maturities of short-term investments of $59.0 million and cash acquired in the Quellis Acquisition of $6.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $144.7 million during the year ended December 31, 2022, which was attributable to net proceeds of $107.6 million from the December 2022 Financing and net proceeds of $37.0 million from the Jefferies ATM Program. Net cash provided by financing activities was $104.3 million during the year ended December 31, 2021, which was attributable to net proceeds of $104.3 million from the February 2021 Financing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements together with the report of our independent registered public company accounting firm (PCAOB ID: 42) required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Item 15 of this Annual Report on Form 10-K.

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

As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in accordance with an exemption established for smaller reporting companies with annual revenue of less than $100 million.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance

The information required by this Item is set forth under the captions “Proposal No. 1 - Election of Class II Directors - Information Regarding Directors,” “Proposal No. 1 - Election of Class II Directors - Members of our Board of Directors Continuing in Office,” “Executive Officers,” “Corporate Governance - Code of Business Conduct and Ethics” “Corporate Governance - Director Nomination Process” and “Corporate Governance - Committees of the Board of Directors - Audit Committee” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Exchange Act. If applicable, this information will be set forth under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the captions “Executive Compensation” (except for the section titled “Executive Compensation—Pay Versus Performance”) and “Corporate Governance — Director Compensation” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the captions “Executive Compensation — Securities Authorized for Issuance under Equity Compensation Plans” and “Principal Stockholders” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Person Transactions” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the caption “Proposal No. 4 — Ratification of the Appointment of Ernst & Young LLP as Astria’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2023” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report on Form 10-K by reference.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on September 8, 2021)
4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on June 20, 2018)
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 6, 2019)
4.3	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form10-K (File No. 001-37467) filed with the SEC on March 10, 2022)
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

10.4*

Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.5*

Form of Incentive Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.6*

Form of Nonstatutory Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.7*	Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on December 15, 2021)
10.8*

Form of Incentive Stock Option Agreement under Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)

10.9*

Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)

10.10*	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)
10.11*	2022 Inducement Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 2, 2023)
10.12*

Form of Nonstatutory Stock Option Agreement under the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 22, 2022)

10.13*

Amended and Restated Employment Agreement, dated as of April 7, 2010, by and between the Registrant and Jill C. Milne, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.14*

Form of Amended and Restated Executive Severance Benefit Plan effective October 7, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)

10.15*

Form of Indemnification Agreement by and between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.16

Sublease Agreement, dated as of January 28, 2022, by and between Grant Thornton LLP and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-37467) filed with the SEC on March 10, 2022)

10.17*

Quellis Biosciences, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-254151) filed with the SEC on March 11, 2021)

10.18

Open Market Sale AgreementSM, dated as of June 30, 2021, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on June 30, 2021)

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
*	Management contract or compensatory plan arrangement.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Astria Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astria Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

STAR-0215 Accrued and Prepaid Research and Development Costs
Description of the Matter

The Company’s accrued contracted costs for research and development expenses totaled $2.8 million at December 31, 2022, including accruals related to the Company’s STAR-0215 clinical trials. In addition, the Company’s other assets were $2.0 million, which included amounts that were paid in advance of services incurred pursuant to the STAR-0215 clinical trials. As discussed in Note 2 to the consolidated financial statements, the Company analyzes the progress of the clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period for the Company’s STAR-0215 clinical trials. The Company is required to estimate such accruals and prepaids using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet within accrued contracted costs or other assets.

Auditing the Company’s accrued and prepaid research and development costs for the Company’s STAR-0215 clinical trials was complex, as accounting for the costs associated with the clinical trials requires subjective estimates of the level of services performed and the associated costs incurred by service providers. Furthermore, due to the duration of the Company’s STAR-0215 clinical trials, and the timing of information received from third parties, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit

To evaluate the accrued and prepaid research and development costs for the STAR-0215 clinical trials, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to determine the recorded accruals and prepayments. To test the significant judgments and estimates, we corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we inspected information obtained by the Company from third party vendors, which included the vendors’ estimate of costs incurred to date. We also analyzed fluctuations in accruals by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial and tested subsequent invoices received from third party vendors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Boston, Massachusetts

March 22, 2023

Astria Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$20,525	$86,508
Short-term investments	205,912	39,000
Prepaid expenses and other current assets	1,253	1,567
Total current assets	227,690	127,075
Right-of-use asset	948	394
Other assets	1,995	45
Total assets	$230,633	$127,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$788	$1,557
Accrued expenses	7,690	3,281
Current portion of operating lease liabilities	582	365
Total current liabilities	9,060	5,203
Long term portion of operating lease liabilities	357	—
Total liabilities	9,417	5,203
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued and outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,455 shares issued and outstanding as of December 31, 2022 and December 31, 2021	96,398	96,398
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 27,501,340 and 13,016,955 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	28	13
Additional paid-in capital	632,512	481,709
Accumulated other comprehensive loss	(79)	—
Accumulated deficit	(507,643)	(455,809)
Total stockholders’ equity	221,216	122,311
Total liabilities and stockholders’ equity	$230,633	$127,514

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$34,264	$15,552
General and administrative	19,239	14,807
Acquired in-process research and development	—	164,617
Total operating expenses	53,503	194,976
Loss from operations	(53,503)	(194,976)
Other income (expense):
Interest and investment income	1,724	122
Other expense, net	(55)	(58)
Total other income, net	1,669	64
Net loss	(51,834)	(194,912)
Dividend on convertible preferred stock related to beneficial conversion feature and issuance costs	—	(24,437)
Net loss attributable to common shareholders	$(51,834)	$(219,349)
Net loss per share attributable to common shareholders - basic and diluted	$(3.55)	$(24.58)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	14,620,618	8,925,173

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(51,834)	$(194,912)
Other comprehensive loss:
Unrealized loss on short-term investments, net of tax of $0	(79)	—
Total other comprehensive loss:	(79)	—
Comprehensive loss	$(51,913)	$(194,912)

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Series X Preferred Stock		Series X Preferred Stock		Common Stock
	Series X	Series X	Series X	Series X
	redeemable	redeemable	redeemable	redeemable
	convertible	convertible	convertible	convertible						Total
	preferred stock,	preferred stock,	preferred stock,	preferred stock,	Common stock,	Common stock,	Additional paid -		Accumulated other	stockholders’
	shares	value	shares	value	shares	par value	in capital	Accumulated deficit	comprehensive loss	equity (deficit)
Balance at December 31, 2020	—	$—	—	$—	3,347,386	$4	$301,562	$(260,897)	$—	$40,669
Issuance of preferred stock in a private offering of public equity, net of issuance costs	35,573	84,696	—	—	—	—	19,565	—	—	19,565
Issuance of preferred stock and common stock upon acquisition of Quellis	50,504	156,185	—	—	555,444	—	8,098	—	—	8,098
Reclassification of preferred stock to permanent equity	(86,077)	(240,881)	86,077	240,881	—	—	—	—	—	240,881
Issuance of common stock upon the conversion of preferred stock	—	—	(54,622)	(168,920)	9,103,664	9	168,911	—	—	—
Accretion of preferred stock discount	—	—	—	24,437	—	—	(24,437)	—	—	—
Reclassification of equity classified warrants	—	—	—	—	—	—	3,468	—	—	3,468
Issuance of common stock upon exercise of options	—	—	—	—	10,470	—	23	—	—	23
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	—	—	1,157	—	—	1,157
Stock-based compensation expense	—	—	—	—	—	—	3,362	—	—	3,362
Fractional shares eliminated pursuant to reverse stock split	—	—	—	—	(9)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(194,912)	—	(194,912)
Balance at December 31, 2021	—	$—	31,455	$96,398	13,016,955	$13	$481,709	$(455,809)	$—	$122,311
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	—	—	1,542	—	—	1,542
Issuance of common stock pursuant to an Underwriting Agreement, net of underwriter’s discount and issuance costs	—	—	—	—	10,445,050	10	107,636	—	—	107,646
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	—	—	4,012,003	4	36,987	—	—	36,991
Issuance of common stock upon exercise of options	—	—	—	—	27,332	1	84	—	—	85
Stock-based compensation expense	—	—	—	—	—	—	4,554	—	—	4,554
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(79)	(79)
Net loss	—	—	—	—	—	—	—	(51,834)	—	(51,834)
Balance at December 31, 2022	—	—	31,455	96,398	27,501,340	28	632,512	(507,643)	(79)	221,216

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(51,834)	$(194,912)
Reconciliation of net loss to net cash used in operating activities:
Non-cash portion of acquired in-process research and development	—	164,612
Stock-based compensation expense	4,554	3,362
Expense on warrants inherited in acquisition of Quellis	1,542	71
Right-of-use asset- operating lease	(554)	572
Other non-cash items	112	21
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,568)	85
Lease liability - operating lease	574	(681)
Accounts payable	(766)	(1,965)
Accrued expenses	4,407	(1,316)
Net cash used in operating activities	(43,533)	(30,151)
Investing activities
Purchases of short-term investments	(396,064)	(78,000)
Sales and maturities of short-term investments	229,026	59,000
Cash acquired in acquisition of Quellis	—	6,466
Purchases of property and equipment	(91)	(21)
Net cash used in investing activities	(167,129)	(12,555)
Financing activities
Proceeds from public offering, net of underwriting discounts and issuance costs	107,646	104,261
Proceeds from at-the-market offering, net of issuance costs	36,991	—
Proceeds from exercise of stock options	84	23
Net cash provided by financing activities	144,721	104,284
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,941)	61,578
Cash, cash equivalents and restricted cash, beginning of period	86,629	25,051
Cash, cash equivalents and restricted cash, end of period	$20,688	$86,629
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,268	$—
Supplemental disclosure of non-cash transactions:
Conversion of Series X Preferred Stock into common stock	$—	$168,920
Non-cash dividend on convertible preferred stock	$—	$24,437
Reclassification of warrant liability to additional paid-in capital	$—	$3,468
Public offering issuance costs in accrued expenses	$100	$—

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

As a result of the Quellis Acquisition and the February 2021 Financing, the Company issued the following Series X Preferred Stock or warrants to purchase Series X Preferred Stock:

	Series X
	Preferred	Common Stock
	Stock at	Issuable Upon
	Transaction	Conversion at
	Date	Transaction Date
Shares issued in merger	50,504	8,417,502
Shares issued in February 2021 Financing	35,573	5,928,952
Warrant assumed in merger	2,805	467,500
Total	88,882	14,813,954

At its 2021 Annual Meeting of Stockholders on June 2, 2021, the Company’s stockholders approved the conversion of the Company’s Series X Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) (the “Conversion Proposal”). Following stockholder approval of the Conversion Proposal, each share of Series X Preferred Stock then outstanding automatically converted into 166.67 shares of the Company’s common stock, subject to certain beneficial ownership limitations, including that a holder of Series X Preferred Stock is prohibited from converting shares of Series X Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (as of December 31, 2022, these percentages are set at 4.99% to 9.99% and can be adjusted by the holder to a number between 4.99% and 19.99%) of the total number of shares of the Company’s common stock issued and outstanding immediately after giving effect to such conversion. As of December 31, 2022, 54,622 shares of Series X Preferred Stock were converted into 9,103,664 shares of common stock and 31,455 shares of Series X Preferred Stock remained outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock. At December 31, 2022, the number of shares of common stock issuable upon conversion of the remaining outstanding shares of Series X Preferred Stock is 5,242,501. Outstanding shares of Series X Preferred Stock are subject to conversion at the option of the holder.

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

December 2022 Financing

On December 15, 2022, the Company entered into an underwriting agreement with Jefferies LLC and Evercore Group LLC, representatives of several underwriters (the “Underwriters”), relating to an underwritten public offering (the “December 2022 Financing”) of 9,082,653 shares (the “Shares) of common stock at a public offering price of $11.01 per share. The underwriters were also granted a 30-day option to purchase up to an additional 1,362,397 shares of common stock (the “Additional Shares”) on the same terms and conditions as the Shares. The Underwriters elected to purchase the full amount of the Additional Shares on December 19, 2022 for a total amount of shares issued of 10,445,050. This resulted in gross proceeds of $115.0 million, and net proceeds of $107.6 million. The December 2022 Financing included 2,270,663 shares issued to related parties.

Liquidity

The Company has entered into various sales agreements with Cowen and Company LLC (“Cowen”), pursuant to which the Company could issue and sell shares of common stock under at-the-market offering programs. On May 20, 2021, the Company terminated its sales agreement with Cowen. On June 30, 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company can issue and sell shares of common stock of up to $25.0 million under at-the-market offering programs (the “Jefferies ATM Program” and together with the Cowen at-the-market offering program, the “ATM Programs”). On September 15, 2022, the Jefferies ATM Program was modified to increase the amount of the Company’s common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million. The Company pays the sales agent commissions of 3% of the gross proceeds from any common stock sold through the ATM Programs. On multiple dates from August 2022 through November 2022, the Company sold an aggregate of 4,012,003 shares of common stock under the Jefferies ATM Program for gross proceeds of $38.2 million and net proceeds of $37.0 million. On November 10, 2022, the Jefferies ATM Program was once again modified to increase the amount of the common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million. As of December 31, 2022, $50.0 million of common stock remains available for sale under the Jefferies ATM Program.  There was no activity from the ATM Programs during the year ended December 31, 2021.

As of December 31, 2022, the Company had an accumulated deficit of $507.6 million and had available cash, cash equivalents and short-term investments $226.4 million. The Company estimates its existing cash, cash equivalents, and short-term investments are sufficient to sustain operations for at least twelve months from the issuance of these consolidated financial statements.  The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity or other financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Concentrations of Credit Risk and Significant Suppliers

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients, other raw materials and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients, other raw materials and formulated drugs.

Cash and Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows (in thousands):

Cash and Cash Equivalents Reconciliation

	December 31,
	2022	2021
Cash and cash equivalents	$20,525	$86,508
Restricted cash (1)	163	121
Total	$20,688	$86,629
(1)Included as a component of other long-term assets at December 31, 2022 and prepaid expenses and other current assets and at December 31, 2021.

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

The carrying amounts reflected in the balance sheets for cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at December 31, 2022 and 2021, due to their short-term nature. There have been no changes to the valuation methods during the years ended December 31, 2022 and 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2022 and 2021.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through December 31, 2022.

Research and Development Costs and Accruals

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

The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the clinical trial, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

Stock-Based Compensation

	Year Ended December 31,
	2022	2021
Research and development	$1,318	$1,131
General and administrative	3,236	2,230
Total	$4,554	$3,361

No related tax benefits were recognized for the years ended December 31, 2022 and 2021.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the Company’s dilutive net loss per share attributable to common stockholders calculation, stock options and warrants to purchase the Company’s common stock were considered to be common stock equivalents but were excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share attributable to common stockholders were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

Net Loss Per Share

	Year Ended December 31,
	2022	2021
Series X Preferred Stock	5,242,501	5,242,501
Stock options	2,253,431	1,346,733
Common stock warrants	1,530,176	1,530,380
	9,026,108	8,119,614

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

The Company assesses the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where it has operations to determine the potential effect on its business and any assumptions the Company has made about its future taxable income. The Company cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on its business if they were to be enacted. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods, however, the Company has no assurance that the provision will be repealed or otherwise modified.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Other comprehensive loss for all periods presented consists solely of unrealized gains (losses) on available-for-sale securities.

Leases

The Company determines if an arrangement is a lease at inception. Leases that are economically similar to the purchase of assets are generally classified as finance leases; otherwise the leases are classified as operating leases. The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, current portion of lease obligations, and long-term lease obligations. The Company does not currently hold any financing leases.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. However, certain adjustments to the ROU asset may be required for items such as incentives received. The Company has elected as an accounting policy to combine lease and non- lease components, such as common area maintenance, for all classes of underlying assets. As the Company’s facility leases do not provide an implicit interest rate, the Company uses its estimated incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment at the commencement date. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

The Company’s ROU lease assets also include any lease payments made and excludes lease incentives. The Company would recognize facility leases that include options to terminate the lease that would affect the lease period when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments under facility leases are recognized on a straight-line basis over the lease term.

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

Preferred Stock Discount

As discussed above, in February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon the stockholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of December 31, 2022, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

Financing Costs

Costs incurred in connection with the issuance of equity units and shares are recorded as a reduction of proceeds to the equity carrying value. The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the financing. If a planned financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There were no deferred offering costs on the Company’s consolidated balance sheet at December 31, 2022 and December 31, 2021.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This standard requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected. It also requires that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In November 2019, the FASB issued an amendment making this ASU effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company plans to adopt ASU 2016-13, effective January 1, 2023, and does not anticipate that this will have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted.

The Company is currently evaluating the potential impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

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

4.    Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,944	$—	$—	$1,944
Short term investments
Corporate debt securities	—	16,445	—	16,445
Yankee securities	—	1,999	—	1,999
Bonds	—	2,988	—	2,988
Treasury bill	5,980	—	—	5,980
Reverse repurchase agreements	—	178,500	—	178,500
Total	$7,924	$199,932	$—	$207,856

	As of December 31, 2021
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$1,853	$—	$—	$1,853
Short-term investments:
Reverse repurchase agreements	—	39,000	—	39,000
Total	$1,853	$39,000	$—	$40,853

At December 31, 2022 and 2021, cash equivalents approximated their fair value due to their short-term nature.

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

December 31, 2021
Balance at beginning of year	$—
Issuance of warrants	4,332
(Decrease) increase in the fair value of the warrants	(864)
Reclassification of warrant liability to additional paid in-capital	(3,468)
Ending balance	$—

The fair value of the warrants was based on the following assumptions:

Year Ended December 31,
2021
Weighted-average expected volatility	89.1-89.3%
Expected term (in years)	9.54-9.88
Risk-free interest rate	1.064-1.725%
Expected dividend yield	0%

5.    Short-Term Investments

The following tables summarize the short-term investments held at December 31, 2022 and 2021 (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2022
Corporate debt securities	$16,508	$—	$(63)	$16,445
Treasury Bills	5,983	—	(3)	5,980
Yankee securities	2,000	—	(1)	1,999
U.S. agency bonds	3,000	—	(12)	2,988
Reverse repurchase agreements	178,500	—	—	178,500
Total	$205,991	$—	$(79)	$205,912

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2021
Reverse repurchase agreements	$39,000	$—	$—	$39,000
Total	$39,000	$—	$—	$39,000

The contractual maturities of all short-term investments held at December 31, 2022 and December 31, 2021 were one year or less. There were 16 short-term investments in an unrealized loss position at December 31, 2022 with an aggregate value of $25.6 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions. As of December 31, 2022, the Company did not intend to sell, and it was not likely that the Company would be required to sell, the investments that were in an unrealized loss position before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairments related to its short-term investments in an unrealized loss position. There were no short-term investments in an unrealized loss position at December 31, 2021.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the years ended December 31, 2022 and 2021 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s consolidated results of operations for the years ended December 31, 2022 and 2021.

6.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued compensation	$3,373	$1,958
Accrued contracted costs	2,822	760
Accrued milestones	500	—
Accrued other	407	295
Accrued professional fees	588	268
Total	$7,690	$3,281

7.   Commitments

On January 28, 2022, the Company entered into a sublease agreement (the “Sublease”) with Grant Thornton LLP for new office space to replace its existing office space. The Sublease commenced on May 1, 2022 and will end on July 31, 2024 (or on such earlier date as the term may cease or expire as set forth in the Sublease). At inception of the Sublease, the Company recognized a lease liability and right-of-use asset of approximately $1.3 million. The lease liability represents the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments. The Sublease is secured by a letter of credit in the amount of $0.2 million.

The Sublease is scheduled to expire in 2024. Future minimum payments required under the non-cancelable operating leases as of December 31, 2022 are:

Period Ending December 31,	Amount
2023	608
2024	395
Total lease payments	$1,003
Less: imputed interest	(64)
Total operating lease liabilities	$939

Sublease expense was $0.8 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. Cash payments made towards the Sublease were $0.8 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

8.   Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of December 31, 2022, the Company had 31,455 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,242,501. Refer to Note 1 – “Organization and Operations” regarding the Company’s issuance of Series X Preferred Stock in January 2021 and February 2021.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at December 31, 2022:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2018	Common Stock	699,962	$72.00	6/21/2023
2019	Common Stock	331,858	$37.50	2/7/2024
2021	Common Stock	498,356	$2.10	12/14/2030
Total		1,530,176
Weighted average exercise price			$41.75
Weighted average life in years				3.05

Common Stock

As of December 31, 2022, the Company had 150,000,000 shares of common stock authorized for issuance, $0.001 par value per share, with 27,501,340 shares issued and outstanding. The voting, dividend and liquidation rights of holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding preferred stock.

Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	December 31,	December 31,
	2022	2021
Series X Preferred Stock	5,242,501	5,242,501
Warrants for the purchase of common stock	1,530,176	1,530,380
Options outstanding to purchase common stock	2,253,431	1,346,733
Reserve under the 2015 Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	1,013,520	1,633,736
Shares reserved for the employee stock purchase plan	36,982	30,904
Total	10,076,610	9,784,254

As of December 31, 2022, the Company also had 31,455 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock outstanding is convertible into 166.67 shares of the Company’s common stock, subject to certain beneficial ownership limitations at the holder’s option. See Note 1 – “Organization and Operations” for additional detail.

9.   Stock Incentive Plans

Prior to the Company’s initial public offering in June 2015 (the “IPO”), the Company granted awards to eligible participants under its 2008 Equity Incentive Plan. In May 2015, the Company’s board of directors adopted and, in June 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan, as amended and amended and restated since the IPO (“2015 Plan”), which became effective immediately prior to the effectiveness of the IPO. Subsequent to the IPO, no option grants have been awarded to eligible participants under the 2008 Equity Incentive Plan.

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

On February 17, 2022, the Company’s Board of Directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 300,000 shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of December 31, 2022, 221,000 options have been granted under the Inducement Plan, which are included in the table below.

A summary of the Company’s stock option activity and related information for employees and non-employees follows:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)
Outstanding at December 31, 2021	1,346,733	$22.25	9.02	$168
Granted	991,981	$6.06
Exercised	(27,333)	$3.03
Cancelled or forfeited	(56,818)	$17.12
Expired	(1,132)	$137.57
Outstanding at December 31, 2022	2,253,431	$15.43	8.57	$9,733
Vested and exercisable at December 31, 2022	615,382	$28.74	7.79	$705
Vested and expected to vest at December 31, 2022	2,253,431	$15.43	8.57	$9,733

The total intrinsic value of options exercised in the years ended December 31, 2022 and 2021 was $210 thousand and $45 thousand, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the years ended December 31, 2022 and 2021 was $3.82 and $9.82, respectively.

At December 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $9.6 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.4 years.

Stock-Based Compensation Expense

The fair value of stock options granted to employees and non-employees was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2022	2021
Weighted-average expected volatility	65.60%-70.22	69.28-71.32%
Expected term (in years)	5.5-6.25	5-6.25
Risk-free interest rate	1.48%-4.17%	0.42-1.36%
Expected dividend yield	0%	0%

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

10.  Income Taxes

For the years ended December 31, 2022 and 2021, the Company did not record a provision for federal or state income taxes as it has incurred cumulative net operating losses since inception.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Federal income tax (benefit) at statutory rate	21.00%	21.00%
Permanent differences	(0.66)	—
Federal research and development credits and adjustments	3.88	0.44
Nondeductible research costs	—	(17.75)
State income tax, net of federal benefit	5.67	0.82
Stock compensation	(1.20)	(0.25)
Other	(0.58)	0.01
Change in valuation allowance	(28.11)	(4.27)
Effective income tax rate	—%	—%

The Company’s deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$80,136	$75,849
Tax credit carryforwards	12,073	10,063
Capitalized research and development	8,094	139
Capitalized legal expenses	964	1,048
Lease liability	257	99
Other differences	2,365	1,977
Total gross deferred tax assets	103,889	89,175
Less valuation allowance	(103,630)	(89,068)
Net deferred tax assets	259	107
Deferred tax liabilities
ROU asset	(259)	(107)
Net deferred taxes	$—	$—

For taxable years beginning after December 31, 2021, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 increased to approximately $8.1 million for the year ended December 31, 2022.

The Company recorded an increase to the valuation allowance of $14.6 million during the year ended December 31, 2022 due primarily to the federal and state net operating losses and tax credits generated in the current year as well as to the new capitalized research requirements under Section 174 of the IRC. The Company recorded an increase to the valuation allowance of $11.2 million during the year ended December 31, 2021 which was also primarily due to the federal and state net operating losses and tax credits generated.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses and expectation of future losses, the deferred tax assets were fully offset by a valuation allowance at December 31, 2022 and 2021.

As of December 31, 2022, the Company had approximately $294.8 million of federal and $288.5 million of state net operating loss respectively, which may be available to offset future taxable income, if any, of which $150.6 million of federal and $288.5 million of state carryforwards will expire at various dates from 2028 through 2042. Additionally, $144.2 million of federal net operating loss carryforwards will carry forward indefinitely.  The Company had $9.8 million of federal and $2.9 million of state tax credit carryforwards available to reduce future tax liabilities as of December 31, 2022, which will expire at varying times through the year 2042.

The IRC provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the IRC) that could limit the Company’s ability to utilize these carryforwards. The Company has completed a study to assess whether an ownership change under Section 382 of the IRC has occurred and as a result the Astria Federal and State net operating loss and research and development credit carryforwards are significantly limited for use. Accordingly, the Company’s ability to utilize the aforementioned carryforwards are limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company will not be able to take full advantage of all of its current carryforwards for federal or state income tax purposes.

As of December 31, 2022 and 2021, the Company did not have any significant unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations.  The Company has not any accrued interest or penalties related to uncertain tax positions.

The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2022. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.

11.  Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company provided $147,100 in matching contributions during the year ended December 31, 2022. The Company did not provide any contributions to this plan during the year ended December 31, 2021.

12.  Subsequent Events

Warrants

On January 3, 2023 warrants to purchase shares of Series X Preferred Stock and common stock were exercised via a net exercise transaction with a related party.  Upon exercise of the Series X Preferred Stock these shares were immediately converted into shares of common stock. These transactions resulted in the net issuance of 404,996 shares of common stock to the warrant holder.

Conversion of Series X Preferred Shares to Common Shares

On January 3, 2023, a holder of Series X Preferred Stock elected to convert 347.461 shares of Series X Preferred Stock into 57,910 shares of Common Stock.

Inducement Plan

On January 31, 2023, the Company’s Board of Directors approved an amendment to the Inducement Plan to increase the number of shares of common stock reserve for issuance thereunder from 300,000 shares of common stock to 700,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astria Therapeutics, Inc.

Date: March 22, 2023	By:	/s/ Jill C. Milne
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

Signature	Title	Date

/s/ Jill C. Milne	President and Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2023
Jill C. Milne

/s/ Noah Clauser	Chief Financial Officer and Treasurer	March 22, 2023
Noah Clauser	(Principal Financial Officer, Principal Accounting Officer)

/s/ Kenneth Bate
Kenneth Bate	Chairman	March 22, 2023

/s/ Joanne Beck
Joanne Beck	Director	March 22, 2023

/s/ Frederick C. Callori
Frederick C. Callori	Director	March 22, 2023

/s/ Hugh Cole
Hugh Cole	Director	March 22, 2023

/s/ Michael Kishbauch
Michael Kishbauch	Director	March 22, 2023

/s/ Gregg Lapointe
Gregg Lapointe	Director	March 22, 2023

/s/ Jonathan Violin
Jonathan Violin	Director	March 22, 2023