Form 10-Q
period 2023-06-30
Astria Therapeutics, Inc.
filed 2023-08-07
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2023, there were 28,040,713 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2023 and 2022 and the three months ended June 30, 2023 and 2022	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25
Item 1A.	Risk Factors	25
Item 6.	Exhibits	25

SIGNATURES		26

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

These forward-looking statements include, among other things, statements about:

●	our expectations regarding the potential significance of the preliminary results from the Phase 1a STAR-0215 clinical trial and the anticipated nature and timing of receipt of additional data from such trial;
●	our expectations regarding the timing, nature, goals and results of our Phase 1b/2 clinical trial of STAR-0215 and that favorable results from such trial could allow us to move directly into a pivotal trial of STAR-0215 as a potential treatment for hereditary angioedema, or HAE;
●	our expectations about the design of a pivotal clinical trial for STAR-0215 as a potential treatment for HAE, assuming positive data from the Phase 1b/2 trial;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of STAR-0215 as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of STAR-0215 to be a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE, and our vision for STAR-0215 to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE;
●	the nature and anticipated growth of the global HAE market and HAE therapies;
●	our plans to improve the formulation of STAR-0215 and corresponding work to develop a drug-device combination for STAR-0215 for potential use in late-stage clinical trials and commercially, if approved;
●	our expectations that we have scaled the manufacturing process for STAR-0215 cell line in a manner to generate sufficient material for our planned STAR-0215 nonclinical and clinical studies;
●	our expectations regarding our ability to expand our pipeline;

●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Astria Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$133,958	$20,525
Short-term investments	69,000	205,912
Prepaid expenses and other current assets	1,456	1,253
Total current assets	204,414	227,690
Right-of-use asset	661	948
Other assets	1,978	1,995
Total assets	$207,053	$230,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$829	$788
Accrued expenses	5,179	7,690
Current portion of operating lease liabilities	590	582
Total current liabilities	6,598	9,060
Long term portion of operating lease liabilities	53	357
Total liabilities	6,651	9,417
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued and outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,107 and 31,455 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	95,324	96,398
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 28,025,844 and 27,501,340 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	636,447	632,512
Accumulated other comprehensive loss	—	(79)
Accumulated deficit	(531,397)	(507,643)
Total stockholders’ equity	200,402	221,216
Total liabilities and stockholders’ equity	$207,053	$230,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$9,089	$6,617	$17,122	$16,975
General and administrative	6,013	4,832	11,473	9,852
Total operating expenses	15,102	11,449	28,595	26,827
Loss from operations	(15,102)	(11,449)	(28,595)	(26,827)
Other income (expense):
Interest and investment income	2,556	214	4,877	269
Other expense, net	(20)	(15)	(36)	(16)
Total other income, net	2,536	199	4,841	253
Net loss	(12,566)	(11,250)	(23,754)	(26,574)
Net loss per share attributable to common shareholders - basic and diluted	$(0.45)	$(0.86)	$(0.85)	$(2.04)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	28,022,306	13,016,955	27,983,597	13,016,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(12,566)	$(11,250)	$(23,754)	$(26,574)
Other comprehensive gain (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	4	(133)	79	(186)
Total other comprehensive gain (loss):	4	(133)	79	(186)
Comprehensive loss	$(12,562)	$(11,383)	$(23,675)	$(26,760)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	loss	equity
Balance at December 31, 2022	31,455	$96,398	27,501,340	$28	$632,512	$(507,643)	$(79)	$221,216
Issuance of common stock upon the conversion of preferred stock	(348)	(1,074)	57,910	—	1,074	—	—	—
Issuance of common stock upon exercise of options and warrants	—	—	427,468	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	1,220	—	—	1,220
Unrealized gain on short-term investments	—	—	—	—	—	—	75	75
Net loss	—	—	—	—	—	(11,188)	—	(11,188)
Balance at March 31, 2023	31,107	95,324	27,986,718	28	634,843	(518,831)	(4)	211,360
Issuance of common stock upon exercise of options	—	—	39,126	—	273	—	—	273
Stock-based compensation expense	—	—	—	—	1,331	—	—	1,331
Unrealized gain on short-term investments	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(12,566)	—	(12,566)
Balance at June 30, 2023	31,107	$95,324	28,025,844	$28	$636,447	$(531,397)	$—	$200,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	loss	equity
Balance at December 31, 2021	31,455	$96,398	13,016,955	$13	$481,709	$(455,809)	$—	$122,311
Expense related to warrants inherited in acquisition of Quellis	—	—	—	—	1,542	—	—	1,542
Stock-based compensation expense	—	—	—	—	1,209	—	—	1,209
Unrealized loss on short-term investments	—	—	—	—	—	—	(53)	(53)
Net loss	—	—	—	—	—	(15,324)	—	(15,324)
Balance at March 31, 2022	31,455	96,398	13,016,955	13	484,460	(471,133)	(53)	109,685
Stock-based compensation expense	—	—	—	—	1,117	—	—	1,117
Unrealized loss on short-term investments	—	—	—	—	—	—	(133)	(133)
Net loss	—	—	—	—	—	(11,250)	—	(11,250)
Balance at June 30, 2022	31,455	$96,398	13,016,955	$13	$485,577	$(482,383)	$(186)	$99,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(23,754)	$(26,574)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	2,551	2,326
Net gain on warrants inherited in acquisition of Quellis	—	1,542
Right-of-use asset - operating lease	287	—
Other non-cash items	(64)	79
Changes in assets and liabilities:
Prepaid expenses and other assets	(203)	224
Lease liability - operating lease	(296)	(31)
Accounts payable	41	(562)
Accrued expenses	(2,511)	376
Net cash used in operating activities	(23,949)	(22,620)
Investing activities
Purchases of short-term investments	(302,923)	(164,889)
Sales and maturities of short-term investments	440,000	130,992
Purchases of property and equipment	(5)	(2)
Net cash provided by (used in) investing activities	137,072	(33,899)
Financing activities
Proceeds from exercise of stock options	310	—
Net cash provided by financing activities	310	—
Net increase (decrease) in cash, cash equivalents and restricted cash	113,433	(56,519)
Cash, cash equivalents and restricted cash, beginning of period	20,688	86,629
Cash, cash equivalents and restricted cash, end of period	$134,121	$30,110
Supplemental disclosure of non-cash transactions:
Conversion of Series X Preferred Stock into common stock	$1,074	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The Company

Astria Therapeutics, Inc. (the “Company”), is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare and niche allergic and immunological diseases. The Company’s lead product candidate is STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema (“HAE”), a rare, debilitating and potentially life-threatening disease. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

On June 30, 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company can issue and sell shares of common stock of up to $25.0 million under an at-the-market offering program (the “Jefferies ATM Program”). The Company pays Jefferies sales agent commissions of 3% of the gross proceeds from any common stock sold through the Jefferies ATM Program. In September 2022, the Jefferies ATM Program was modified to increase the amount of the Company’s common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million, with $30.5 million of such amount then being available for future issuance. In November 2022, the Jefferies ATM Program was once again modified to increase the amount of the Company’s common stock that may be offered thereunder to an aggregate offering price of up to $88.1 million, with $50.0 million of such amount then being available for future issuance. As of June 30, 2023, $50.0 million of common stock remains available for sale under the Jefferies ATM Program. There was no activity from the Jefferies ATM Program during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023, the Company had an accumulated deficit of $531.4 million and had available cash, cash equivalents and short-term investments $203.0 million, which the Company estimates are sufficient to sustain operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity or other financing or generate product revenues or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

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

The following common stock equivalents, including Series X Preferred Stock shown as common stock equivalents, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2023	2022
Series X Preferred Stock	5,184,591	5,242,501
Stock options	3,183,045	2,106,150
Common stock warrants	331,858	1,530,176
	8,699,494	8,878,827

Cash, Cash Equivalents and Restricted Cash

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less and reverse repurchase agreements with a maturity period of one business day at the time of purchase. Cash equivalents are mainly comprised of money market accounts invested in U.S. Treasury securities, corporate debt securities, commercial paper and reverse repurchase agreements with a maturity period of one business day at the time of purchase.

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of other long-term assets at June 30, 2023 and prepaid expenses and other current assets and other long-term assets at June 30, 2022.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statement of cash flows is as follows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$133,958	$29,826
Restricted cash	163	284
Total	$134,121	$30,110

Preferred Stock Discount

In February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid in capital. The discount related to the beneficial conversion feature was recognized through the earliest possible date of conversion, which occurred in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of June 30, 2023, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

Recent Accounting Pronouncements - Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326). This standard requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected. It also requires that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In November 2019, the FASB issued an amendment making this standard effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies. Early adoption was permitted. The Company adopted this standard on January 1, 2023 with no material impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Adopted

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. The Company believes that ASU 2020-06 will not have a material impact on the Company's financial position or results of operations upon adoption.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2022 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and six months ended June 30, 2023 that had a material impact on the Company’s results of operations or financial position.

3.Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023 and 2022.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023
	Quoted
	Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$20,856	$—	$—	$20,856
Short-term investments:
Reverse repurchase agreements	—	69,000	—	69,000
Total	$20,856	$69,000	$—	$89,856

	As of December 31, 2022
	Quoted
	Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,944	$—	$—	$1,944
Short-term investments
Corporate debt securities	—	16,445	—	16,445
Yankee securities	—	1,999	—	1,999
Bonds	—	2,988	—	2,988
Treasury bills	5,980	—	—	5,980
Reverse repurchase agreements	—	178,500	—	178,500
Total	$7,924	$199,932	$—	$207,856

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and short-term investments as of June 30, 2023 and December 31, 2022.

4.Short-Term Investments

The following table summarizes the short-term investments held at June 30, 2023 and December 31, 2022 (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
June 30, 2023
Reverse repurchase agreements	$69,000	$—	$—	$69,000
Total	$69,000	$—	$—	$69,000

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2022
Corporate debt securities	$16,508	$—	$(63)	$16,445
Treasury bills	5,983	—	(3)	5,980
Yankee securities	2,000	—	(1)	1,999
U.S. agency bonds	3,000	—	(12)	2,988
Reverse repurchase agreements	178,500	—	—	178,500
Total	$205,991	$—	$(79)	$205,912

The contractual maturities of all short-term investments held at June 30, 2023 and December 31, 2022 were one year or less. There were no short-term investments in an unrealized loss position as of June 30, 2023. There were 16 short-term investments in an unrealized loss position with an aggregate value of $25.6 million as of December 31, 2022. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three and six-month periods ended June 30, 2023 and 2022 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued contracted costs	$2,172	$2,822
Accrued compensation	1,736	3,373
Accrued professional fees	1,029	588
Accrued other	242	407
Accrued milestones	—	500
Total	$5,179	$7,690

6.Commitments

On January 28, 2022, the Company entered into a sublease agreement (the “Sublease”) with Grant Thornton LLP for new office space to replace its existing office space. The Sublease commenced on May 1, 2022 and will end on July 31, 2024 (or on such earlier date as the term may cease or expire as set forth in the Sublease).

Future minimum payments required under the Company’s Sublease as of June 30, 2023 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2023	279
2024	395
Total lease payments	$674
Less: imputed interest	$(31)
Total operating lease liabilities	$643

Rent expense was $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Rent expense was $0.3 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Lease payments were $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Lease payments were $0.3 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

In January 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors. Pursuant to the Purchase Agreement, the Company sold an aggregate of 35,573 shares of Series X Preferred Stock for gross proceeds of approximately $110.0 million, and net proceeds of $104.3 million. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock. On January 3, 2023, a holder of Series X Preferred Stock elected to convert 348 shares of Series X Preferred Stock into 57,910 shares of common stock. As of June 30, 2023, the Company had 31,107 shares of Series X Preferred Stock outstanding and the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock was 5,184,591.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at June 30, 2023:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2019	Common Stock	331,858	$37.50	2/7/2024
Total		331,858
Weighted average exercise price			$37.50
Weighted average life in years				0.61

8.Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	June 30,	December 31,
	2023	2022
Series X Preferred Stock	5,184,591	5,242,501
Options outstanding to purchase common stock	3,183,045	2,253,431
Reserve under the 2015 Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	4,721,974	1,013,520
Warrants for the purchase of common stock	331,858	1,530,176
Shares reserved for the employee stock purchase plan	43,060	36,982
Total	13,464,528	10,076,610

9.Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	2,253,431	$15.43	8.57	$9,733
Granted	1,420,550	$13.28
Exercised	(61,598)	$5.03
Cancelled or forfeited	(428,815)	$14.16
Expired	(523)	$138.60
Outstanding at June 30, 2023	3,183,045	$14.83	8.66	$2,184
Vested and exercisable at June 30, 2023	961,989	$21.44	7.76	$739
Vested and expected to vest at June 30, 2023	3,183,045	$14.83	8.66	$2,184

The intrinsic value of stock options exercised in the three and six months ended June 30, 2023 was $0.1 million and $0.5 million respectively. There were no stock options exercised in the three and six months ended June 30, 2022. The total grant date fair value of stock options vested for the three months ended June 30, 2023 and 2022 was $1.2 million and $3.3 million, respectively. The total grant date fair value of stock options vested for the six months ended June 30, 2023 and 2022 was $2.7 million and $3.9 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended June 30,

2023 and 2022 was $7.79 and $3.04, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the six months ended June 30, 2023 and 2022 was $8.76 and $3.87, respectively.

At June 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $16.2 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.9 years.

On February 1, 2023, the Company issued stock options exercisable for 855,000 shares of common stock to certain officers of the Company subject to stockholder approval of the authorization of additional shares of common stock for issuance under the Company’s 2015 Amended and Restated Stock Incentive Plan on or before January 31, 2024. On June 2, 2023, the Company’s stockholders approved the addition of 4,300,000 shares of common stock to the shares of common stock authorized for issuance under this plan, which satisfied the grant condition on such officer grants. As of June 30, 2023, 755,000 of these options remain outstanding.

On February 17, 2022, the Company’s Board of Directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 300,000 shares of the Company’s common stock. On January 31, 2023, the Company’s Board of Directors approved an amendment to the Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder from 300,000 shares of common stock to 700,000 shares of common stock. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of June 30, 2023, options to purchase 304,100 shares of common stock have been granted under the Inducement Plan, which are included in the table above.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare and niche allergic and immunological diseases. Our mission is to bring hope with life-changing therapies to patients and families that are affected by rare and niche allergic and immunological diseases. Our lead product candidate is STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. STAR-0215 has the potential to be the most patient-friendly chronic treatment option for HAE, based on the data generated to date and the existing HAE treatment landscape.

The treatment options for patients with HAE have improved in recent years, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The goal for STAR-0215 is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE. Our vision for STAR-0215 is to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. STAR-0215 is currently in clinical development. We submitted an investigational new drug application, or IND, for STAR-0215 in June 2022 and the FDA cleared our IND for STAR-0215 in July 2022. STAR-0215 for the treatment of HAE received FDA Fast Track designation in July 2023.

We initiated a Phase 1a clinical trial in August 2022 and we announced initial results in December 2022. We presented additional preliminary results from the trial through the first 84 days of follow up at the American Academy of Allergy, Asthma, and Immunology conference in February 2023. This Phase 1a randomized, double-blind, placebo-controlled single ascending dose clinical trial evaluated the safety, pharmacokinetics, or PK, and pharmacodynamics, or PD, of STAR-0215 at a single U.S. center. Healthy subjects received a single dose of STAR-0215 or placebo in three cohorts of 100mg, 300mg, and 600mg administered subcutaneously. STAR-0215 was well-tolerated at all dose levels. Additionally, there were no clinically significant changes in laboratory assessments and there were no treatment-emergent anti-drug antibodies detected. STAR-0215 demonstrated rapid and sustained drug levels with dose-dependent PK and an estimated half-life of up to 117 days. Sustained target engagement was seen with inhibition of plasma kallikrein consistent with levels associated with clinical benefit for at least three months. These results established early proof-of-concept for STAR-0215 as a potential long-acting preventative therapy for HAE and also suggest that there could be an opportunity to dose STAR-0215 every three or six months. The initial results from the Phase 1a trial support investigating STAR-0215 in HAE patients. We are evaluating the potential for six-month dosing with additional healthy subject cohorts in the Phase 1a trial and expect initial results in the fourth quarter of 2023. The final results from the first three cohorts in the Phase 1a trial are also expected in the fourth quarter of 2023. These results will include additional safety, tolerability, PK and PD data across a wide range of single dose levels, and will inform our plans for future trials, including dose selection and frequency of dosing, with the potential for administration every three or six months.

The initial Phase 1a results support STAR-0215’s target profile as a long-acting plasma kallikrein inhibitor and supported advancing STAR-0215 to a Phase 1b/2 trial called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215, which we initiated in February 2023. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE is evaluating safety, tolerability, HAE attack rate, PK, PD, and quality of life in patients three and six months after STAR-0215 administration. We are currently enrolling patients in the trial and have initiated administration of STAR-0215 to enrolled patients. We expect to report initial data from single and multiple dose cohorts in the trial in mid-2024. Pending proof-of-concept results from ALPHA-STAR, we expect to progress directly to a pivotal trial.

We plan to offer patients from ALPHA-STAR the opportunity to enroll in a long-term open-label trial, which we refer to as ALPHA-SOLAR. ALPHA-SOLAR will assess the long-term safety and efficacy of STAR-0215. Participants will be assigned to a 300 mg or 600 mg dosing regimen based on their cohort assignment in the ALPHA-STAR trial and all will receive STAR-0215 every three or six months. We expect to initiate ALPHA-SOLAR in the fourth quarter of 2023.

In May 2023, we presented new human mechanistic modeling data at the 13th C1-Inhibitor Deficiency & Angioedema Workshop. These data support the potential for STAR-0215 to be administered once every three or six months for robust suppression of HAE attacks. At the European Academy of Allergy and Clinical Immunology Annual Meeting in June 2023, we presented an overview of the design of the ALPHA-STAR clinical trial, a summary of the positive initial Phase 1a results evaluating STAR-0215 in healthy subjects and details about STAR-0215’s differentiated plasma kallikrein binding mode.

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

Financial Overview

Our business is almost entirely dependent on the success of STAR-0215, which is in the early clinical stages of development, and has only produced results in a Phase 1a clinical trial, preclinical and nonclinical settings. Our net losses were $23.8 million and $26.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $531.4 million. We have not generated any product revenues and have financed our operations primarily through public offerings and private placements of our equity securities and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. As of June 30, 2023, we had $203.0 million in cash, cash equivalents and short-term investments, which, based on our current operating plan, we expect are sufficient to fund our operating expenses and capital expenditure requirements through the first half of 2025. Advancing the development of STAR-0215 or any future product candidates will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund STAR-0215 or any future product candidates through regulatory approval. We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

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

The following table summarizes our research and development expenses by program (in thousands):

	Six Months Ended June 30,
	2023	2022
STAR-0215	$9,209	$10,070
Other programs	1,986	874
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	5,059	3,060
Consultants and professional expenses, including stock-based compensation	575	2,629
Facilities	145	242
Other	148	100
Total costs not directly allocated to programs	5,927	6,031
Total research and development expenses	$17,122	$16,975

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, pre-commercial, business development, information technology, legal and human resources functions. Other significant general and administrative costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported in our 2022 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the dollar change in those items (in thousands):

	Three Months Ended June 30,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$9,089	$6,617	$2,472
General and administrative	6,013	4,832	1,181
Total operating expenses	15,102	11,449	3,653
Loss from operations	(15,102)	(11,449)	(3,653)
Other income, net	2,536	199	2,337
Net loss	$(12,566)	$(11,250)	$(1,316)

Research and Development Expenses

Research and development expenses increased by $2.5 million to $9.1 million for the three months ended June 30, 2023 from $6.6 million for the three months ended June 30, 2022, an increase of 37%. The increase in research and development expenses was associated with our STAR-0215 program’s advancement through IND-enabling activities into two clinical trials: the Phase 1a trial initiated in August 2022 and ALPHA-STAR, the Phase 1b/2 trial initiated in February 2023. The increase in research and development expenses was primarily attributable to a $1.3 million increase in CRO expenses to support the STAR-0215 Phase 1a and Phase 1b/2 clinical trials, in addition to a $0.8 million increase in other research programs and a $0.6 million increase in employee expenses. These increases were partially offset by a $0.2 million decrease in facilities and other costs. As noted above, we expect that our research and development expenses over the next several quarters will be higher than prior periods.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $6.0 million for the three months ended June 30, 2023 from $4.8 million for the three months ended June 30, 2022, an increase of 24%. The increase was attributable to a $0.7 million increase in professional services expense and a $0.6 million increase in employee-related costs to support initiation of our clinical trials and company growth. These increases were partially offset by a $0.1 million decrease in insurance expense.

Other Income, Net

Other income, net increased by $2.3 million to $2.5 million for the three months ended June 30, 2023 from $0.2 million for the three months ended June 30, 2022. The increase was primarily attributable to an increase in investment and interest income as a result of the investment of the net proceeds received from the December 2022 Financing.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the dollar change in those items (in thousands):

	Six Months Ended June 30,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$17,122	$16,975	$147
General and administrative	11,473	9,852	1,621
Total operating expenses	28,595	26,827	1,768
Loss from operations	(28,595)	(26,827)	(1,768)
Other income, net	4,841	253	4,588
Net loss	$(23,754)	$(26,574)	$2,820

Research and Development Expenses

Research and development expenses increased by $0.1 million to $17.1 million for the six months ended June 30, 2023 from $17.0 million for the six months ended June 30, 2022, an increase of 1%. The increase in research and development expenses was primarily attributable to a $2.0 million increase in employee expenses and a $1.1 million increase in other research programs. These increases were partially offset by a $2.1 million decrease in professional services expenses primarily due to expense recognized in 2022 from a one-time gain on vested warrants inherited in our acquisition of Quellis and a $0.9 million decrease in direct costs to support development of the STAR-0215 program. The decrease in costs to support development of the STAR-0215 program was due to timing of the work performed to submit our IND in the first half of 2022, with costs to support clinical operations in the first half of 2023 not yet being significant enough to result in an increase in costs to support development of the STAR-0215 program as compared to the first half of 2022.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million to $11.5 million for the six months ended June 30, 2023 from $9.9 million for the six months ended June 30, 2022, an increase of 16%. The increase was attributable to a $1.0 million increase in professional services expense and a $1.0 million increase in employee related costs, partially offset by a $0.2 million decrease in insurance expense and a $0.2 million decrease in other costs, including facilities and general office expenses.

Other Income, Net

Other income, net increased by $4.6 million to $4.9 million for the six months ended June 30, 2023 from $0.3 million for the six months ended June 30, 2022. The increase was primarily attributable to an increase in investment and interest income as a result of the investment of the net proceeds received from the December 2022 Financing.

Liquidity and Capital Resources

From our inception through June 30, 2023, we raised an aggregate of $579.3 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in February 2021 and registered offerings of our common stock, including our at-the-market offering programs. As of June 30, 2023, we had $203.0 million in cash, cash equivalents and short-term investments, which, based on our current operating plan, we expect are sufficient to fund our operating expenses and capital expenditure requirements through the first half of 2025. Advancing the development of STAR-0215 and other product candidates will require a significant amount of capital. Our existing cash, cash equivalents, and short-term investments will not be sufficient to fund any of our product candidates through regulatory approval. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

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

At-the-Market Offerings

On June 30, 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we can issue and sell shares of common stock of up to $25.0 million under an at-the-market offering program, or the Jefferies ATM Program. We pay Jefferies sales agent commissions of 3% of the gross proceeds from any common stock sold through the Jefferies ATM Program. In September 2022, the Jefferies ATM Program was modified to increase the amount of our common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million, with $30.5 million of such amount then being available for future issuance. In November 2022, the Jefferies ATM Program was once again modified to increase the amount of our common stock that may be offered thereunder to an aggregate offering price of up to $88.1 million, with $50.0 million of such amount then being available for future issuance. As of June 30, 2023, $50.0 million of common stock remains available for sale under the Jefferies ATM Program. There was no activity from the Jefferies ATM Program during the three and six months ended June 30, 2023 and 2022, respectively.

Cash Flows

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(23,949)	$(22,620)
Net cash provided by (used in) by investing activities	137,072	(33,899)
Net cash provided by financing activities	310	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$113,433	$(56,519)

Net Cash Used in Operating Activities

Net cash used in operating activities was $23.9 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $23.8 million adjusted for stock-based compensation expense of $2.6 million, an increase to our right of use asset of $0.3 million, and a net increase in net assets of $3.0 million, which resulted primarily from a decrease in accrued expenses of $2.5 million, a decrease in the lease liability of $0.3 million and an increase in prepaid expenses of $0.2 million.

Net cash used in operating activities was $22.6 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $26.6 million adjusted for stock-based compensation expense of $2.3 million, expense recognized for warrants of $1.6 million, and other non-cash items of $0.1 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $137.1 million for the six months ended June 30, 2023 and consisted primarily of maturities of short-term investments of $440.0 million, partially offset by purchases of short-term investments of $302.9 million. Net cash used in investing activities was $33.9 million for the six months ended June 30, 2022 and consisted primarily of purchases of short-term investments of $164.9 million, partially offset by maturities of short-term investments of $131.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2023, which was attributable to proceeds from exercises of stock options. There was no cash provided by financing activities for the six months ended June 30, 2022.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party preclinical and clinical research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

As of June 30, 2023, we had an accumulated deficit of $531.4 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of June 30, 2023, we had available cash, cash equivalents and short-term investments of $203.0 million, which, based on our current operating plan, we expect are sufficient to fund our operating expenses and capital expenditures requirements through the first half of 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1

Amended and Restated Bylaws of Astria Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on June 6, 2023)

3.2

Restated Certificate of Incorporation of Astria Therapeutics, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on June 6, 2023)

10.1

Master Consulting Agreement between the Registrant and Joanne Beck dated as of April 3, 2023 with Statement of Work No. 1 thereto dated as of April 3, 2023 and Statement of Work No. 2 thereto dated as of July 6, 2023

10.2	Amended and Restated 2015 Stock Incentive Plan, as amended
31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astria Therapeutics, Inc.

Date: August 7, 2023	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)