Form 10-Q
period 2023-09-30
Astria Therapeutics, Inc.
filed 2023-11-13
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2023, there were 36,296,191 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	6
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2023 and 2022, June 30, 2023 and 2022, and September 30, 2023 and 2022	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION		30
Item 1A.	Risk Factors	30
Item 6.	Exhibits	84

SIGNATURES		85

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance, strategy, future financial condition and clinical and preclinical development programs. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, clinical and preclinical development programs, regulatory filings and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

●	our expectations regarding the timing of availability of final results from our Phase 1a clinical trial of STAR-0215;
●	our expectations regarding the potential significance of the preliminary results from the Phase 1a STAR-0215 clinical trial and the anticipated nature and timing of receipt of additional data from such trial;
●	our expectations regarding the timing, nature, goals and results of our Phase 1b/2 clinical trial of STAR-0215 and that favorable results from such trial could allow us to move directly into a Phase 3 pivotal trial of STAR-0215 as a potential treatment for hereditary angioedema, or HAE;
●	our expectations about the design and anticipated timing of a Phase 3 pivotal clinical trial for STAR-0215 as a potential treatment for HAE, assuming positive data from the Phase 1b/2 trial;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of STAR-0215 as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of STAR-0215 to be a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE, and our vision for STAR-0215 to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE;
●	the nature and anticipated growth of the global HAE market and HAE therapies;
●	our plans to optimize the formulation of STAR-0215 and corresponding work to develop a drug-device combination for STAR-0215 for potential use in late-stage clinical trials and commercially, if approved;
●	our expectations that we have scaled the manufacturing process for STAR-0215 in a manner to generate sufficient material for our planned STAR-0215 nonclinical and clinical studies;
●	the potential therapeutic benefits and potential attributes of STAR-0310, a preclinical stage product candidate which we recently in-licensed, and our plans to develop STAR-0310 as a treatment for atopic dermatitis, or AD;
●	our expectations regarding the timing of regulatory submissions for STAR-0310;
●	our expectations about the design and anticipated timing of planned clinical trials of STAR-0310;
●	our expectations regarding the timing and nature of anticipated data for planned clinical trials of STAR-0310;
●	the potential commercial opportunity for STAR-0310 in AD and the likelihood that it can effectively compete in AD, assuming it is approved;
●	the estimated size and anticipated growth of the AD market and the need for treatments for AD;

●	the potential to pursue the development of STAR-0310 in additional indications;
●	our goals and visions for the STAR-0310 program;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding our cash runway, expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the sections entitled “Summary of the Material Risks Associated with Our Business” and “Risk Factors”, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

Summary of the Material Risks Associated with Our Business

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are entirely dependent on the success of our product candidates, STAR-0215 for the treatment of hereditary angioedema, or HAE, and STAR-0310 for the treatment of atopic dermatitis, or AD. We cannot give any assurance that we will generate preclinical, clinical or other data for STAR-0215 or STAR-0310 sufficiently supportive to receive regulatory approval, which will be required before either can be commercialized.
●	Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have never generated any revenue from product sales and may never be profitable.
●	We have never obtained marketing approval for a product candidate, and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any future product candidate we may seek to develop.
●	Clinical trials are costly, time consuming, difficult to enroll and inherently risky, and we may fail to demonstrate safety and efficacy on the timelines that we expect or to the satisfaction of applicable regulatory authorities. We also expect that any later stage clinical trials we conduct for STAR-0310 will be larger and more expensive when compared to those we are conducting for STAR-0215 because AD, the indication for which we are developing STAR-0310, is not a rare disease.
●	STAR-0215, STAR-0310 or any future product candidates may cause adverse events or undesirable side effects or have other unexpected properties that could delay or halt clinical trials, delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
●	We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.
●	Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
●	We rely on in-licensed patent and other intellectual property rights for our STAR-0310 program and we may need to obtain licenses from third parties to other intellectual property rights for the development and commercialization of our STAR-0310 and STAR-0215 programs; if we fail to comply with our existing or future obligations under these licenses, or if these licenses are terminated, we could lose license rights that are important to our business.
●	We rely on third parties to conduct our preclinical studies and clinical trials. If they do not perform satisfactorily, our business could be significantly harmed.
●	We will need to maintain a cell line for STAR-0215, a master cell bank for STAR-0310 and cell lines or banks for any other future biologic candidate that generates sufficient material for preclinical, nonclinical and clinical studies, and also build and maintain sufficient preclinical, clinical and commercial manufacturing drug substance and drug product capacity, in each case, through third party manufacturers, for STAR-0215, STAR-0310 and any other future product candidate that advances into such stages, on the timetables and in a manner that, in each case, are consistent with our expected development timetables and financial projections, the failure of which could materially harm our business and operating results and require us to raise capital sooner than we expect.
●	Our forecasts of cash usage and how long we expect our existing cash, cash equivalents and short-term investments to fund operating expenses and capital expenditure requirements may not be accurate and we may therefore use our cash and cash equivalents more rapidly than we expect, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts, if any, and therefore materially harm our operating results, and we could be required to raise capital sooner than we expect.
●	We have incurred significant losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
●	If we are unable to obtain and maintain sufficient patent and/or regulatory protection for product candidates, or if the scope of the patent and/or regulatory protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates successfully may be adversely affected.
●	The price of our common stock has been and is likely to continue to be highly volatile, which could result in substantial losses for our stockholders.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and the other information set forth in this Quarterly Report on Form 10-Q, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and the related notes and other financial information, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Astria Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$119,806	$20,525
Short-term investments	69,000	205,912
Prepaid expenses and other current assets	2,660	1,253
Total current assets	191,466	227,690
Right-of-use asset	514	948
Other assets	1,881	1,995
Total assets	$193,861	$230,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,138	$788
Accrued expenses	7,756	7,690
Current portion of operating lease liabilities	488	582
Total current liabilities	9,382	9,060
Long term portion of operating lease liabilities	—	357
Total liabilities	9,382	9,417
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued and outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,107 and 31,455 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	95,324	96,398
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 28,042,296 and 27,501,340 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	638,251	632,512
Accumulated other comprehensive loss	—	(79)
Accumulated deficit	(549,124)	(507,643)
Total stockholders’ equity	184,479	221,216
Total liabilities and stockholders’ equity	$193,861	$230,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,338	$7,698	$30,460	$24,673
General and administrative	6,898	4,688	18,371	14,540
Total operating expenses	20,236	12,386	48,831	39,213
Loss from operations	(20,236)	(12,386)	(48,831)	(39,213)
Other income (expense):
Interest and investment income	2,527	437	7,404	706
Other expense, net	(18)	(48)	(54)	(64)
Total other income, net	2,509	389	7,350	642
Net loss	(17,727)	(11,997)	(41,481)	(38,571)
Net loss per share attributable to common shareholders - basic and diluted	$(0.63)	$(0.87)	$(1.48)	$(2.91)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	28,040,173	13,742,385	28,002,663	13,261,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(17,727)	$(11,997)	$(41,481)	$(38,571)
Other comprehensive gain (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	—	(29)	79	(215)
Total other comprehensive gain (loss):	—	(29)	79	(215)
Comprehensive loss	$(17,727)	$(12,026)	$(41,402)	$(38,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	loss	equity
Balance at December 31, 2022	31,455	$96,398	27,501,340	$28	$632,512	$(507,643)	$(79)	$221,216
Issuance of common stock upon the conversion of preferred stock	(348)	(1,074)	57,910	—	1,074	—	—	—
Issuance of common stock upon exercise of options and warrants	—	—	427,468	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	1,220	—	—	1,220
Unrealized gain on short-term investments	—	—	—	—	—	—	75	75
Net loss	—	—	—	—	—	(11,188)	—	(11,188)
Balance at March 31, 2023	31,107	95,324	27,986,718	28	634,843	(518,831)	(4)	211,360
Issuance of common stock upon exercise of options	—	—	39,126	—	273	—	—	273
Stock-based compensation expense	—	—	—	—	1,331	—	—	1,331
Unrealized gain on short-term investments	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(12,566)	—	(12,566)
Balance at June 30, 2023	31,107	95,324	28,025,844	28	636,447	(531,397)	—	200,402
Issuance of common stock upon exericse of options	—	—	16,452	—	110	—	—	110
Stock-based compensation expense	—	—	—	—	1,694	—	—	1,694
Unealized gain on short-term investments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,727)	—	(17,727)
Balance September 30, 2023	31,107	95,324	28,042,296	28	638,251	(549,124)	—	184,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	loss	equity
Balance at December 31, 2021	31,455	$96,398	13,016,955	$13	$481,709	$(455,809)	$—	$122,311
Expense related to warrants inherited in acquisition of Quellis	—	—	—	—	1,542	—	—	1,542
Stock-based compensation expense	—	—	—	—	1,209	—	—	1,209
Unrealized loss on short-term investments	—	—	—	—	—	—	(53)	(53)
Net loss	—	—	—	—	—	(15,324)	—	(15,324)
Balance at March 31, 2022	31,455	96,398	13,016,955	13	484,460	(471,133)	(53)	109,685
Stock-based compensation expense	—	—	—	—	1,117	—	—	1,117
Unrealized loss on short-term investments	—	—	—	—	—	—	(133)	(133)
Net loss	—	—	—	—	—	(11,250)	—	(11,250)
Balance at June 30, 2022	31,455	96,398	13,016,955	13	485,577	(482,383)	(186)	99,419
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	2,715,166	3	24,287	—	—	24,290
Issuance of common stock upon exericse of options	—	—	16,202	—	34	—	—	34
Stock-based compensation expense	—	—	—	—	1,155	—	—	1,155
Unealized gain on short-term investments	—	—	—	—	—	—	(29)	(29)
Net loss	—	—	—	—	—	(11,997)	—	(11,997)
Balance September 30, 2022	31,455	96,398	15,748,323	16	511,053	(494,380)	(215)	112,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(41,481)	$(38,571)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	4,245	3,481
Net gain on warrants inherited in acquisition of Quellis	—	1,542
Right-of-use asset - operating lease	434	—
Other non-cash items	(52)	127
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,318)	(468)
Lease liability - operating lease	(451)	24
Accounts payable	350	(766)
Accrued expenses	66	1,762
Net cash used in operating activities	(38,207)	(32,869)
Investing activities
Purchases of short-term investments	(1,216,423)	(217,564)
Sales and maturities of short-term investments	1,353,500	185,675
Purchases of property and equipment	(9)	(60)
Net cash provided by (used in) investing activities	137,068	(31,949)
Financing activities
Proceeds from at-the-market offering, net of issuance costs	—	24,290
Proceeds from exercise of stock options	420	34
Net cash provided by financing activities	420	24,324
Net increase (decrease) in cash, cash equivalents and restricted cash	99,281	(40,494)
Cash, cash equivalents and restricted cash, beginning of period	20,688	86,629
Cash, cash equivalents and restricted cash, end of period	$119,969	$46,135
Supplemental disclosure of non-cash transactions:
Conversion of Series X Preferred Stock into common stock	$1,074	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The Company

Astria Therapeutics, Inc. (the “Company”), is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for allergic and immunological diseases. The Company’s lead product candidate is STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema (“HAE”), a rare, debilitating and potentially life-threatening disease. The Company’s second product candidate is STAR-0310, a monoclonal antibody OX40 antagonist that is in preclinical development for the treatment of atopic dermatitis (“AD”), an immune disorder associated with loss of skin barrier function and itching. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

On June 30, 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company can issue and sell shares of common stock of up to $25.0 million under an at-the-market offering program (the “Jefferies ATM Program”). The Company pays Jefferies sales agent commissions of 3% of the gross proceeds from any common stock sold through the Jefferies ATM Program. In September 2022, the Jefferies ATM Program was modified to increase the amount of the Company’s common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million, with $30.5 million of such amount then being available for future issuance. In November 2022, the Jefferies ATM Program was once again modified to increase the amount of the Company’s common stock that may be offered thereunder to an aggregate offering price of up to $88.1 million, with $50.0 million of such amount then being available for future issuance. As of September 30, 2023, $50.0 million of common stock remains available for sale under the Jefferies ATM Program. There was no activity from the Jefferies ATM Program during the three and nine months ended September 30, 2023. In the three and nine months ended September 30, 2022, the Company sold an aggregate of 2,715,166 shares of common stock under the Jefferies ATM Program for gross proceeds of $25.0 million and net proceeds of $24.3 million.

As of September 30, 2023, the Company had an accumulated deficit of $549.1 million and had available cash, cash equivalents and short-term investments of $188.8 million which the Company estimates are sufficient to sustain operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements. Subsequent to September 30, 2023,  the Company closed an underwritten public offering of (i) 8,253,895 shares of the Company’s common stock and accompanying common stock warrants to purchase an aggregate of 6,190,418 shares of common stock and (ii), in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of common stock and accompanying common stock warrants to purchase up to an aggregate of 1,178,320 shares of common stock for aggregate gross proceeds of approximately $64.0 million, before deducting underwriting discounts and commissions and other offering expenses (the “October 2023 Financing”). Each pre-funded warrant has an exercise price of $0.001 per share. Each common stock warrant has an exercise price of $8.025 per share. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity or other financing or generate product revenues or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any future period.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the Company’s dilutive net loss per share calculation, preferred stock, stock options and warrants to purchase common stock were considered to be common stock equivalents but were excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented.

The following common stock equivalents, including Series X Preferred Stock shown as common stock equivalents, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2023	2022
Series X Preferred Stock	5,184,591	5,242,501
Stock options	3,321,448	2,237,948
Common stock warrants	331,858	1,530,176
	8,837,897	9,010,625

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

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of prepaid expenses and other current assets at September 30, 2023 and other long-term assets at September 30, 2022.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statement of cash flows is as follows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$119,806	$45,972
Restricted cash	163	163
Total	$119,969	$46,135

Preferred Stock Discount

In February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid in capital. The discount related to the beneficial conversion feature was recognized through the earliest possible date of conversion, which occurred in June 2021. The issuance costs are recognized as a dividend at the time of conversion to shares of common stock. As of September 30, 2023, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2022 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and nine months ended September 30, 2023 that had a material impact on the Company’s results of operations or financial position.

3.Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023 and 2022.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023
	Quoted
	Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,876	$—	$—	$3,876
Short-term investments:
Reverse repurchase agreements	—	69,000	—	69,000
Total	$3,876	$69,000	$—	$72,876

	As of December 31, 2022
	Quoted
	Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,944	$—	$—	$1,944
Short-term investments:
Corporate debt securities	—	16,445	—	16,445
Yankee securities	—	1,999	—	1,999
Bonds	—	2,988	—	2,988
Treasury bills	5,980	—	—	5,980
Reverse repurchase agreements	—	178,500	—	178,500
Total	$7,924	$199,932	$—	$207,856

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and short-term investments as of September 30, 2023 and December 31, 2022.

4.Short-Term Investments

The following table summarizes the short-term investments held at September 30, 2023 and December 31, 2022 (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
September 30, 2023
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

The contractual maturities of all short-term investments held at September 30, 2023 and December 31, 2022 were one year or less. There were no short-term investments in an unrealized loss position as of September 30, 2023. There were 16 short-term investments in an unrealized loss position with an aggregate value of $25.6 million as of December 31, 2022. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated statements of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three and nine month periods ended September 30, 2023 and 2022 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued contracted costs	$2,863	$2,822
Accrued compensation	2,671	3,373
Accrued professional fees	1,891	588
Accrued other	331	407
Accrued milestones	—	500
Total	$7,756	$7,690

6.Commitments

On January 28, 2022, the Company entered into a sublease agreement (the “Sublease”) with Grant Thornton LLP for new office space to replace its existing office space. The Sublease commenced on May 1, 2022 and will end on July 31, 2024 (or on such earlier date as the term may cease or expire as set forth in the Sublease).

Future minimum payments required under the Company’s Sublease as of September 30, 2023 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2023	$112
2024	395
Total lease payments	$507
Less: imputed interest	$(19)
Total operating lease liabilities	$488

Rent expense was $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Rent expense was $0.5 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. Lease payments were $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Lease payments were $0.5 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

In January 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors. Pursuant to the Purchase Agreement, the Company sold an aggregate of 35,573 shares of Series X Preferred Stock for gross proceeds of approximately $110.0 million, and net proceeds of $104.3 million. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock. On January 3, 2023, a holder of Series X Preferred Stock elected to convert 348 shares of Series X Preferred Stock into 57,910 shares of common stock. As of September 30, 2023, the Company had 31,107 shares of Series X Preferred Stock outstanding and the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock was 5,184,591.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at September 30, 2023:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2019	Common Stock	331,858	$37.50	2/7/2024
Total		331,858
Weighted average exercise price			$37.50
Weighted average life in years				0.36

8.Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	September 30,	December 31,
	2023	2022
Series X Preferred Stock	5,184,591	5,242,501
Reserve under the 2015 Amended and Restated Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	4,566,822	1,013,520
Options outstanding to purchase common stock	3,321,448	2,253,431
Warrants for the purchase of common stock	331,858	1,530,176
Shares reserved for the employee stock purchase plan	43,060	36,982
Total	13,447,779	10,076,610

9.Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	2,253,431	$15.43	8.57	$9,733
Granted	1,657,550	$12.62
Exercised	(78,050)	$5.37
Cancelled or forfeited	(510,960)	$16.96
Expired	(523)	$138.60
Outstanding at September 30, 2023	3,321,448	$14.01	8.55	$1,436
Vested and exercisable at September 30, 2023	994,708	$19.38	7.63	$662
Vested and expected to vest at September 30, 2023	3,321,448	$14.01	8.55	$1,436

The intrinsic value of stock options exercised in the three and nine months ended September 30, 2023 was less than $0.1 million and $0.5 million, respectively. The intrinsic value of stock options exercised was $0.1 million in both the three and nine months ended September 30, 2022. The total grant date fair value of stock options vested for the three months ended September 30, 2023 and 2022 was $0.9 million and $0.9 million, respectively. The total grant date fair value of stock options vested for the nine months ended September 30, 2023 and 2022 was $3.6 million and $4.7 million, respectively. The weighted-average grant date fair value per share of options granted to employees and non-employees for the three months ended September 30, 2023 and 2022 was $5.89 and $2.54, respectively. The weighted-average grant date fair value per share of options granted to employees and non-employees for the nine months ended September 30, 2023 and 2022 was $7.48 and $3.66, respectively.

At September 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $14.6 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.8 years.

On February 1, 2023, the Company issued stock options exercisable for 855,000 shares of common stock to certain officers of the Company subject to stockholder approval of the authorization of additional shares of common stock for issuance under the Company’s 2015 Amended and Restated Stock Incentive Plan on or before January 31, 2024. On June 2, 2023, the Company’s stockholders approved the addition of 4,300,000 shares of common stock to the shares of common stock authorized for issuance under this plan, which satisfied the grant condition on such officer grants. As of September 30, 2023, 755,000 of these options remain outstanding.

On February 17, 2022, the Company’s Board of Directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 300,000 shares of the Company’s common stock. On January 31, 2023, the Company’s Board of Directors approved an amendment to the Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder from 300,000 shares of common stock to 700,000 shares of common stock. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of September 30, 2023, options to purchase 538,100 shares of common stock have been granted under the Inducement Plan, which are included in the table above.

10.Subsequent Events

On October 4, 2023, the Company entered into a license agreement with Ichnos Sciences SA and Ichnos Sciences Inc. (collectively “Ichnos”) pursuant to which Ichnos granted to the Company an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how, or collectively the Licensed Intellectual Property, to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab and also referred to by Ichnos as “ISB 830” as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by Ichnos as “ISB 830-X8” and referred to by the Company as “STAR-0310 candidate” (collectively, the “Licensed Compounds”). The Company agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product that contains or comprises a Licensed Compound (a “Licensed Product”) in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan.

Under the terms of the license agreement, the Company paid Ichnos a one-time upfront license fee of $15.0 million in October 2023. The Company is obligated to pay Ichnos up to $305.0 million in milestones, consisting of up to $20.0 million upon the achievement of certain development milestones, up to $70.0 million upon the achievement of certain regulatory milestones and up to $215.0 million upon achievement of certain commercial milestones, in each case in up to three indications with respect to the first applicable Licensed Product to achieve such milestone events. The Company is also obligated to pay Ichnos tiered royalties ranging from a mid-single-digit percentage to a low double-digit percentage on aggregate annual net sales of all Licensed Products. The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of: (i) the expiration of the last valid claim covering the composition of matter of such Licensed Product in such country; (ii) the expiration of the last regulatory exclusivity with respect to such Licensed Product in such country; and (iii) twelve years following the first commercial sale of such Licensed Product in such country. The royalty rate is subject to reduction on a Licensed Product-by-Licensed Product and country-by-country basis under certain circumstances.

On October 16, 2023, the Company closed the October 2023 Financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections entitled “Risk Factors” and “Summary of the Material Risks Associated with Our Business” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This section provides additional information regarding our business, current developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies and estimates that require significant judgement and have the most potential impact on our unaudited condensed consolidated financial statements. This discussion and analysis is intended to better allow investors to view the Company from management’s perspective.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for allergic and immunological diseases. Our focus is to develop first-choice therapies that improve the health and outcomes of patients with allergic and immunological diseases. Our lead product candidate is STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. STAR-0215 has the potential to be the most patient-friendly chronic treatment option for HAE, based on the data generated to date and the existing HAE treatment landscape. Our second product candidate is STAR-0310, a monoclonal antibody OX40 antagonist that is in preclinical development for the treatment of atopic dermatitis, or AD, an immune disorder associated with loss of skin barrier function and itching. We believe that with both of these programs, we are advancing a pipeline of products with meaningfully differentiated profiles based on validated mechanisms.

STAR-0215

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

We initiated a Phase 1a clinical trial of STAR-0215 in August 2022 and we announced initial results in December 2022. We presented additional preliminary results from the trial in February 2023 and further results were shared at the American College of Allergy, Asthma, and Immunology in November 2023. This Phase 1a randomized, double-blind, placebo-controlled single ascending dose clinical trial evaluated the safety, pharmacokinetics, or PK, and pharmacodynamics, or PD, of STAR-0215 at a single U.S. center. Forty-one healthy subjects received a single dose of STAR-0215 or placebo in four cohorts of 100mg, 300mg, 600mg, and 1200mg administered subcutaneously or a fifth cohort of 600mg or placebo administered intravenously. STAR-0215 was well-tolerated at all dose levels, with no serious adverse events or discontinuations due to an adverse event, and low risk of injection pain. STAR-0215 demonstrated rapid and sustained drug levels with dose-dependent PK. STAR-0215 achieved potentially therapeutic levels in less than one day after single doses greater than 100 mg and showed an estimated half-life of up to 127 days. PK modeling of potential once every three month and once every six month clinical dose regimens over one to two years indicate STAR-0215 has the potential for PK coverage that would confer HAE attack prevention. PD data showed statistically significant inhibition of plasma kallikrein for 140 to 224 days after single doses of STAR-0215 at dose levels greater than 100 mg. Treatment-emergent anti-drug antibodies, or ADAs, were observed in six subjects from completed cohorts, all occurring after day 84. Assessment of ADA impact on PK and PD is ongoing. With a favorable safety profile, long half-life and durable PD, STAR-0215 demonstrated early proof of concept in healthy subjects as a potential HAE therapy with robust efficacy and dosing every three or six months.

The initial Phase 1a results support STAR-0215’s target profile as a long-acting plasma kallikrein inhibitor and the results from December 2022 and February 2023 supported advancing STAR-0215 to a Phase 1b/2 trial called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215, which we initiated in February 2023. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE is evaluating safety, tolerability, HAE attack rate, PK, PD, and quality of life in patients three and six months after STAR-0215 administration. We are currently enrolling patients in the third and final cohort of the trial. We expect to report initial proof-of-concept data in HAE patients in the first quarter of 2024. If the results from ALPHA-STAR are positive, we expect to progress directly to a Phase 3 pivotal trial which we anticipate initiating in the first quarter of 2025.

We have initiated and are enrolling subjects in ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of STAR-0215. We are currently administering STAR-0215 to those patients who have completed ALPHA-STAR and have enrolled in ALPHA-SOLAR.  Participants will be assigned to a 300 mg or 600 mg dosing regimen and all will receive STAR-0215 every three or six months.

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

STAR-0310

On October 4, 2023, we entered into a license agreement, or the License Agreement, with Ichnos Sciences SA and Ichnos Sciences Inc., or collectively Ichnos, pursuant to which Ichnos granted to us an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how, or collectively the Licensed Intellectual Property, to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab and also referred to by Ichnos as “ISB 830” as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by Ichnos as “ISB 830-X8” and referred to by us as the “STAR-0310 candidate.” We plan to develop the STAR-0310 candidate, which was engineered with YTE half-life extension technology (and will be referred to by us as STAR-0310), for AD and potentially for other allergic and immunological diseases.  STAR-0310 is currently in preclinical development. Ichnos has also agreed not to develop or commercialize any product that directly modulates the OX40 receptor.

Our vision for STAR-0310, a monoclonal antibody OX40 antagonist that incorporates YTE half-life extension technology, is to develop a potential best-in-class treatment for AD. AD is an immune disorder associated with loss of skin barrier function and itching. AD is caused by diverse mechanisms, spanning the spectrum of T cell-driven pathology. Approximately 90% of patients develop the disease within the first 5 years of life. AD is estimated to affect approximately 5% of the adult population in the United States, approximately half of which cases are reported to be moderate or severe. AD is a chronic disease and current treatment options are insufficient to address the needs of many patients. Standard of care treatments include steroids and topical medications, which can treat symptoms but do not address the underlying disease.  We estimate that the moderate-to-severe AD treatment market was approximately $7 billion in 2022 and that it has the potential to grow to $26 billion by 2030 likely due to an increase in drug-treatment rates, especially with availability of new therapies and growth in biologics-treated patients owing to dermatologists’ increasing comfort with biologics.

Our goal for STAR-0310 is to reduce disease activity, relapse rate, and treatment burden for patients with moderate and severe AD in order to help normalize their lives. STAR-0310 was engineered with YTE half-life extension technology with the aim of less frequent dosing of every two to three months.  As a potential long-acting OX40 inhibitor, STAR-0310 aims to address the need for a safe, effective, and infrequently administered AD treatment.  By targeting OX40, STAR-0310 is designed to address a wide range of T cells involved in the heterogenous AD pathology, providing the potential for better efficacy and a broader addressable patient population.

STAR-0310 was developed as a next generation of telazorlimab with 99% sequence identity. As observed in preclinical studies, STAR-0310 candidate inhibited donor T-cell proliferation similarly to rocatinlimab, an afucosylated anti-OX40 antibody currently in Phase 3 clinical development by Amgen, and at least 10-fold better than telazorlimab. In preclinical studies of donor regulatory T-cells, STAR-0310 candidate was observed to have lower antibody-dependent cellular cytotoxicity, as compared to rocatinlimab, particularly sparing regulatory T cells. In clinical trials conducted by Ichnos, telazorlimab exhibited a favorable safety and tolerability profile. As an affinity matured next generation of telazorlimab that includes YTE modification, STAR-0310 has the potential to have a favorable safety and tolerability profile.

We anticipate submitting an IND to the FDA for STAR-0310 for the treatment of AD by year-end 2024. If the IND is cleared, we anticipate initiating a Phase 1a clinical trial in healthy subjects in the first quarter of 2025. We anticipate reporting initial results from the Phase 1a clinical in the third quarter of 2025, including PK, PD, and early signals on safety and tolerability. Pending positive results from the Phase 1a clinical trial, we plan to initiate a Phase 1b clinical trial in patients with AD in the second half of 2025, and we anticipate reporting results in the second quarter of 2026.  The goals of the Phase 1b trial will be to demonstrate initial efficacy in AD as well as show differentiation on safety and tolerability.

We also see an opportunity to explore the potential of STAR-0310 in additional allergic and immunological indications, such as asthma, chronic urticaria and autoimmune indications. In October 2023, Ichnos filed with the U.S. Patent and Trademark Office a provisional patent application covering STAR-0310 and its use in treating various disorders, including AD. This provisional patent application is included in the Licensed Intellectual Property.

Underwritten Offerings

On December 19, 2022, we closed an underwritten public offering of 10,445,050 shares of our common stock, including the full exercise of the underwriters’ option to purchase 1,362,397 shares of our common stock, at a price of $11.01 per share, which we refer to as the December 2022 Financing. The gross proceeds of the December 2022 Financing were approximately $115.0 million, before deducting underwriting discounts and commissions and other offering expenses. On October 16, 2023, we closed an underwritten public offering of (i) 8,253,895 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 6,190,418 shares of common stock and (ii), in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of common stock and accompanying common stock warrants to purchase up to an aggregate of 1,178,320 shares of common stock, which we refer to as the October 2023 Financing. The gross proceeds of the October 2023 Financing were approximately $64.0 million, before deducting underwriting discounts and commissions and other offering expenses.

Financial Overview

Our business is almost entirely dependent on the success of STAR-0215, which is in the early clinical stages of development, and has only produced results in a Phase 1a clinical trial, preclinical and nonclinical settings, and STAR-0310, which is in the preclinical stage of development. Our net losses were $41.5 million and $38.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $549.1 million. We have not generated any product revenues and have financed our operations primarily through public offerings and private placements of our equity securities and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs.

As of September 30, 2023, we had $188.8 million in cash, cash equivalents and short-term investments, which, together with the net proceeds from the October 2023 Financing, we expect will enable us to fund our operating expenses and capital expenditure requirements into 2026. Our current operating plan includes the development of STAR-0215 and STAR-0310, including (i) for STAR-0215, support for all program activities up to the initiation of the planned Phase 3 pivotal trial and (ii) for STAR-0310, the upfront payment of $15.0 million to Ichnos in connection with our recently completed in-license of STAR-0310, the anticipated submission of an IND and the initiation and completion of the planned Phase 1a clinical trial of healthy subjects (and any related anticipated milestone payments). Advancing the development of STAR-0215, STAR-0310, or any future product candidates will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments, together with the net proceeds from the October 2023 Financing, will not be sufficient to enable us to fund the completion of development of any of our product candidates, including STAR-0215 and STAR-0310. We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215, STAR-0310 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2023	2022
STAR-0215	$18,278	$14,594
Other programs	2,836	1,333
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	7,920	5,150
Consultants and professional expenses, including stock-based compensation	957	3,013
Facilities	234	399
Other	235	184
Total costs not directly allocated to programs	9,346	8,746
Total research and development expenses	$30,460	$24,673

We expect to incur significant research and development expenses in the year ending December 31, 2023, and in future periods in connection with the clinical trials and other activities related to the development of STAR-0215 and the preclinical studies, planned clinical trials and other activities related to the development of STAR-0310. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of STAR-0215, STAR-0310 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from STAR-0215, STAR-0310 or any other future product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the completion of the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful design of, enrollment in, and completion of clinical trials;
●	feedback from the FDA and foreign regulatory authorities on preclinical studies, manufacturing capabilities and plans, and planned trial designs;
●	changes in the FDA and foreign regulatory approval processes or perspectives that may delay or prevent the approval of new products;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	launching commercial sales, if we are able to obtain marketing approval, whether alone or in collaboration with others, and our ability to compete successfully with other products; and
●	maintaining a continued acceptable safety profile following approval.

A change in the outcome of any of these variables with respect to the development of STAR-0215, STAR-0310 or any future product candidate, would significantly change the costs and timing associated with the development of that product candidate.

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

We anticipate that our general and administrative expenses will increase from their current levels as we continue to grow our company, develop STAR-0215 and STAR-0310, and potentially expand our pipeline to include other product candidates.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies as reported in our 2022 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the dollar change in those items (in thousands):

	Three Months Ended September 30,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$13,338	$7,698	$5,640
General and administrative	6,898	4,688	2,210
Total operating expenses	20,236	12,386	7,850
Loss from operations	(20,236)	(12,386)	(7,850)
Other income, net	2,509	389	2,120
Net loss	$(17,727)	$(11,997)	$(5,730)

Research and Development Expenses

Research and development expenses increased by $5.6 million to $13.3 million for the three months ended September 30, 2023 from $7.7 million for the three months ended September 30, 2022, an increase of 73%. The increase in research and development expenses was associated with our STAR-0215 program’s advancement through IND-enabling activities into our clinical trials: the Phase 1a trial initiated in August 2022, the ALPHA-STAR Phase 1b/2 trial initiated in February 2023, and we incurred initial start-up costs related to ALPHA-SOLAR, the long-term open-label trial initiated in late 2023. The increase in research and development expenses was primarily attributable to a $4.5 million increase in CRO expenses to support the ALPHA-STAR and ALPHA-SOLAR clinical trials, in addition to a $0.8 million increase in employee expenses and a $0.4 million increase in other research programs. These increases were partially offset by a $0.1 million decrease in facilities and other costs. As noted above, we expect that our research and development expenses over the next several quarters will be higher than prior periods.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million to $6.9 million for the three months ended September 30, 2023 from $4.7 million for the three months ended September 30, 2022, an increase of 47%. The increase was attributable to a $1.1 million increase in professional services expenses, primarily due to increased legal fees related to the in-license of STAR-0310 and investor relation expenses, in addition to a $1.1 million increase in employee-related costs to support our clinical trials and company growth.

Other Income, Net

Other income, net increased by $2.1 million to $2.5 million for the three months ended September 30, 2023 from $0.4 million for the three months ended September 30, 2022. The increase was primarily attributable to interest income due to our higher cash balance and higher investment yields in the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the dollar change in those items (in thousands):

	Nine Months Ended September 30,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$30,460	$24,673	$5,787
General and administrative	18,371	14,540	3,831
Total operating expenses	48,831	39,213	9,618
Loss from operations	(48,831)	(39,213)	(9,618)
Other income, net	7,350	642	6,708
Net loss	$(41,481)	$(38,571)	$(2,910)

Research and Development Expenses

Research and development expenses increased by $5.8 million to $30.5 million for the nine months ended September 30, 2023 from $24.7 million for the nine months ended September 30, 2022, an increase of 23%. The increase in research and development expenses was associated with our STAR-0215 program’s advancement through IND-enabling activities into our clinical trials: the Phase 1a trial initiated in August 2022, the ALPHA-STAR Phase 1b/2 trial initiated in February 2023, and we incurred initial start-up costs related to ALPHA-SOLAR, the long-term open-label trial initiated in late 2023. The increase in research and development expenses was primarily attributable to a $3.7 million increase in CRO expenses to support the ALPHA-STAR and ALPHA-SOLAR clinical trials, a $2.8 million increase in employee expenses and a $1.6 million increase in other research programs. These increases were partially offset by a $2.1 million decrease in professional services expenses primarily due to expense recognized in 2022 from a one-time gain on vested warrants inherited in our acquisition of Quellis and a $0.2 million decrease in facilities costs.

General and Administrative Expenses

General and administrative expenses increased by $3.8 million to $18.4 million for the nine months ended September 30, 2023 from $14.6 million for the nine months ended September 30, 2022, an increase of 26%. The increase was attributable to a $2.1 million increase in professional services expenses, primarily due to increased legal fees, recruiting costs, and consulting expenses, and a $2.1 million increase in employee related costs, partially offset by a $0.2 million decrease in insurance expense and a $0.2 million decrease in other costs, including facilities and general office expenses.

Other Income, Net

Other income, net increased by $6.7 million to $7.3 million for the nine months ended September 30, 2023 from $0.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to interest income due to our higher cash balance and higher investment yields in the nine months ended September 30, 2023.

Liquidity and Capital Resources

From our inception through September 30, 2023, we raised an aggregate of $579.3 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in February 2021 and registered offerings of our common stock, including our at-the-market offering programs. Subsequent to September 30, 2023, we raised an additional $64.0 million in gross proceeds in the October 2023 Financing before deducting underwriting discounts and commissions and other offering expenses.

As of September 30, 2023, we had $188.8 million in cash, cash equivalents and short-term investments, which, together with the net proceeds from the October 2023 Financing, we expect will enable us to fund our operating expenses and capital expenditure requirements into 2026. Our current operating plan includes the development of STAR-0215 and STAR-0310, including (i) for STAR-0215, support for all program activities up to the initiation of the planned Phase 3 pivotal trial and (ii) for STAR-0310, the upfront payment of $15.0 million to Ichnos in connection with our recently completed in-license of STAR-0310, the anticipated submission of an IND and the initiation and completion of the planned Phase 1a clinical trial of healthy subjects (and any related anticipated milestone payments). Advancing the development of STAR-0215, STAR-0310 or any future product candidates will require a significant amount of capital. Our existing cash, cash equivalents, and short-term investments, together with the net proceeds from the October 2023 Financing, will not be sufficient to enable us to fund the completion of development of any of our product candidates, including STAR-0215 and STAR-0310. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215, STAR-0310 or any future product candidates, support our continuing operations, future clinical trials and the expansion of our pipeline. In addition, STAR-0215, STAR-0310, or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. General economic conditions, both inside and outside the United States, including heightened inflation, capital market instability and volatility, interest rate and currency rate fluctuations and economic slowdown or recession as well as the COVID-19 pandemic and geopolitical events, including civil or political unrest (such as the Ukraine-Russian war and the conflict in the Middle East), may have a significant impact on the availability of funding sources and the terms on which any funding may be available. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations. Although we will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

December 2022 Financing

On December 19, 2022, we closed an underwritten public offering of 10,445,050 shares of our common stock for gross proceeds of approximately $115 million, and net proceeds of $107.6 million.

October 2023 Financing

On October 16, 2023, we closed an underwritten public offering of (i) 8,253,895 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 6,190,418 shares of common stock and (ii), in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of common stock and accompanying common stock warrants to purchase up to an aggregate of 1,178,320 shares of common stock for aggregate gross proceeds of approximately $64.0 million before deducting underwriting discounts and commissions and other offering expenses.

At-the-Market Offerings

On June 30, 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we can issue and sell shares of common stock of up to $25.0 million under an at-the-market offering program, or the Jefferies ATM Program. We pay Jefferies sales agent commissions of 3% of the gross proceeds from any common stock sold through the Jefferies ATM Program. In September 2022, the Jefferies ATM Program was modified to increase the amount of our common stock that may be offered thereunder to an aggregate offering price of up to $50.0 million, with $30.5 million of such amount then being available for future issuance.  In November 2022, the Jefferies ATM Program was once again modified to increase the amount of our common stock that may be offered thereunder to an aggregate offering price of up to $88.1 million, with $50.0 million of such amount then being available for future issuance. As of September 30, 2023, $50.0 million of common stock remains available for sale under the Jefferies ATM Program. There was no activity from the Jefferies ATM Program during the three and nine months ended September 30, 2023. In the three and nine months ended September 30, 2022, we sold an aggregate of 2,715,166 shares of common stock under the Jefferies ATM Program for gross proceeds of $25.0 million and net proceeds of $24.3 million.

Cash Flows

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(38,207)	$(32,869)
Net cash provided by (used in) by investing activities	137,068	(31,949)
Net cash provided by financing activities	420	24,324
Net increase (decrease) in cash, cash equivalents and restricted cash	$99,281	$(40,494)

Net Cash Used in Operating Activities

Net cash used in operating activities was $38.2 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $41.5 million adjusted for stock-based compensation expense of $4.2 million, an decrease to our right of use asset of $0.4 million, and offset by a net decrease in net assets of $1.3 million, which resulted primarily from an increase in prepaid expenses of $1.3 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $137.1 million for the nine months ended September 30, 2023 and consisted primarily of maturities of short-term investments of $1.4 billion, partially offset by purchases of short-term investments of $1.2 billion. Net cash used in investing activities was $31.9 million for the nine months ended September 30, 2022 and consisted primarily of purchases of short-term investments of $217.6 million offset by maturities of short-term investments of $185.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2023, which was attributable to proceeds from exercises of stock options of $0.4 million. Net cash provided by financing activities was $24.3 million for the nine months ended September 30, 2022, which was attributable to net proceeds under the Jefferies ATM Program.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party preclinical and clinical research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

As of September 30, 2023, we had an accumulated deficit of $549.1 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

As of September 30, 2023, we had $188.8 million in cash, cash equivalents and short-term investments, which, together with the net proceeds from the October 2023 Financing, we expect will enable us to fund our operating expenses and capital expenditure requirements into 2026. Our current operating plan includes the development of STAR-0215 and STAR-0310, including (i) for STAR-0215, support for all program activities up to the initiation of the planned Phase 3 pivotal trial and (ii) for STAR-0310, the upfront payment of $15.0 million to Ichnos in connection with our recently completed in-license of STAR-0310, the anticipated submission of an IND and the initiation and completion of the planned Phase 1a clinical trial of healthy subjects (and any related anticipated milestone payments).

Our estimate as to how long we expect our cash, cash equivalents and short-term investments, together with the net proceeds from the October 2023 Financing, to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for STAR-0215, STAR-0310 and any future product candidates, including potential future clinical trials;
●	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, and scaling up the manufacturing of drug substance and drug product to clinical and commercial scale and developing a drug device combination, if applicable, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	if we obtain marketing approval of any of our product candidates, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our product candidates, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to STAR-0215 in HAE and STAR-0310 in AD;
●	our headcount growth and associated costs;
●	the amount and timing of future milestone and royalty payments potentially payable to Ichnos pursuant to the License Agreement;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, STAR-0215, STAR-0310 or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Material Cash Requirements from Known Contractual Obligations

Our material cash requirements from known contractual and other obligations as of September 30, 2023 primarily related to our sublease agreement for office space. For information related to our future commitments relating to our sublease agreement, see Note 6, “Commitments”, of our condensed consolidated financial statements. On October 4, 2023, we entered into the License Agreement with Ichnos for Licensed Intellectual Property, pursuant to which we may be obligated to pay to Ichnos up to $305.0 million in development, regulatory and sales milestone payments in addition to up to low double-digit royalties. For information related to such potential payments under the License Agreement, see Note 10, “Subsequent Events”, of our condensed consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing business environment that involves risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below, some of which have manifested and any of which may occur in the future, and in other sections of this Quarterly Report on Form 10-Q and in our subsequent filings with the U.S. Securities and Exchange Commission, or SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business is entirely dependent on the success of STAR-0215 as a potential treatment for HAE and STAR-0310 as a potential treatment for AD.

Our business is entirely dependent on the success of STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the potential treatment of hereditary angioedema, or HAE, and STAR-0310, a potential best-in-class monoclonal antibody OX40 antagonist that incorporates YTE half-life extension technology in preclinical development for the potential treatment of atopic dermatitis, or AD. We initiated a Phase 1a clinical trial of STAR-0215 in healthy subjects in August 2022 and announced the preliminary results from this trial in December 2022 and additional initial results were presented in February 2023. We initiated the Phase 1b/2 ALPHA-STAR trial of STAR-0215 in patients with HAE in February 2023 and we are currently enrolling patients in the third and final cohort of the trial. We also expect to submit an Investigational New Drug application, or IND, for STAR-0310 by year-end 2024 and, if the IND is cleared by the FDA, we plan to initiate a Phase 1a clinical trial in healthy subjects in the first quarter of 2025. We cannot give any assurance that we will generate preclinical, clinical or other data for STAR-0215 or STAR-0310 sufficiently supportive to receive regulatory approval, which will be required before either can be commercialized. We may, among other things, experience difficulties with patient recruitment, enrollment and retention, quality and provision of materials and supplies necessary to manufacture sufficient quantities of drug product to meet our preclinical study and clinical trial needs on a timely basis, or safety signals or pharmacodynamic, pharmacokinetic or efficacy data that does not align with our target profile for STAR-0215 or STAR-0310. STAR-0215 and STAR-0310 will require significant preclinical, clinical and nonclinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity for our product candidates, and significant marketing efforts before we can generate any revenue from product sales.

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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of STAR-0215 and STAR-0310, which may never occur. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize STAR-0215 or STAR-0310, we may not be able to generate sufficient revenue to continue our business and our business would be materially harmed.

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

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and results of later stage clinical trials may not enable marketing approval.

The outcome of preclinical studies and early clinical trials, along with interim results from clinical trials, may not be predictive of the success of later clinical trials and may not be supportive of moving into later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant clinical and regulatory delays or setbacks in late-stage clinical trials after achieving positive interim or final results in preclinical studies or early development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support advancing into later clinical trials or approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial or trials to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, as the case may be, the FDA or comparable foreign regulatory authorities may disagree and not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, differences in study design, changes in and adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to receive positive results in preclinical studies or clinical trials of STAR-0215, STAR-0310 or any other future product candidate, the development timeline and regulatory approval and commercialization prospects for such product candidate, and, correspondingly, our business and financial prospects would be negatively impacted.

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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining approval from the FDA of a biologics licensing application, or BLA, which would be required for approval of STAR-0215 and STAR-0310, or a new drug application, or NDA. Comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, require similar approvals. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy in humans of any product candidate that we may choose to develop before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials we initiate will be conducted as planned or completed on schedule, or at all. In addition, in the case of STAR-0215, for which we have designed our clinical trials, and plan to design future trials, with the goal of demonstrating that it can be dosed in HAE patients every three months or potentially less frequently, clinical trials will necessarily be longer given the length of time between doses in the trials. We also expect that later stage clinical trials we conduct for STAR-0310 will be larger and more expensive when compared to those we are conducting for STAR-0215 because AD, the indication for which we are developing STAR-0310, is not a rare disease. Further, the clinical development of product candidates is susceptible to the risk of failure or significant delays at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, failure to utilize clinically appropriate efficacy or safety targets or measurements in a clinical trial for the disease or patient population being studied, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, failure to enroll a sufficient number of patients on a timely basis or at all, failure to retain a sufficient number of patients to complete any of our trials, determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable, or the need to conduct additional studies or add cohorts to a trial before advancing into the next stage of development. Certain of these risks are heightened in the context of drug development for treatments for rare diseases, in which non-traditional study designs, and often smaller trials are utilized, to demonstrate efficacy and safety, including open-label studies, single arm studies, non-inferiority studies, studies utilizing active comparators or studies utilizing natural history data, biomarkers or other forms of surrogate endpoints, may be utilized due to the challenges inherent in designing and conducting clinical trials for severe diseases with small patient populations. In addition, we may amend the clinical trial protocol to address any issues that we observe as a trial is progressing, including in response to factors impacting safety and the data collected or to adapt the study design to include more clinically appropriate safety or efficacy targets or measurements, or we may be required to make certain changes to clinical trial protocols in response to issues raised by the FDA, the institutional review board, or IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and could delay, interrupt, or limit the conduct of the clinical trial. If we terminate or experience delays in the completion of any clinical trials, the commercial prospects for our product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

It is possible that even if a product candidate that we choose to develop has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in any clinical trials we conduct, we may fail to detect toxicity of or intolerability caused by a product candidate, or mistakenly believe that a product candidate is toxic or not well tolerated when that is not in fact the case. We have not previously submitted an NDA or BLA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Moreover, developing biologics is highly complex and any delay or problems in such development, including with third party contract manufacturers that we use to make and develop the drug substance and drug substance for our product candidates, may impede our ability to successfully complete clinical development of STAR-0215, and successfully initiate and complete clinical development of STAR-0310 or any future biologic product candidates we pursue and obtain FDA approval in a timely manner, if at all. Any inability to complete clinical development successfully could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to modify our trial designs, such as required modifications with respect to patient populations, endpoints, comparators or trial duration, (2) we, or any future collaborators, are required to conduct additional clinical trials or other testing of a product candidate beyond the trials and testing that we, or they contemplate, (3) we, or any future collaborators, are unable to successfully commence on a timely basis or complete clinical trials of a product candidate or other testing, (4) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (5) there are unacceptable safety concerns associated with a product candidate, we, or any future collaborators, may:

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, a product candidate could cause us, any future collaborators, an IRB or regulatory authorities to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any such product candidate is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause adverse events or undesirable or unexpected side effects that prevented further development of the compound.

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

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of a product candidate, including:

●	clinical trials may produce unfavorable or inconclusive results;
●	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials may be larger than we, or any future collaborators, anticipate, particularly with respect to STAR-0310, which is being developed as a potential treatment for AD which, unlike HAE, is not a rare disease;
●	patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate, particularly with respect to STAR-0215, which is being developed as a potential treatment for HAE, which has a significant number of approved products and products in clinical development, or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate or the duration of these clinical trials may be longer than we anticipate;
●	the cost of planned clinical trials may be greater than we anticipate;
●	our third-party contractors or those of any future collaborators, including those manufacturing such product candidate or components or ingredients thereof, including a suitable presentation of a product candidate, such as a pre-filled syringe, or any drug device combination for a product candidate, or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements, program timelines or meet their contractual obligations to us or any future collaborators in a timely manner or at all;
●	regulators or IRBs may not authorize us, any future collaborators or our or their investigators to commence, conduct or continue a clinical trial at a prospective trial site or may not approve a protocol amendment to an ongoing clinical trial;
●	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
●	we, or any future collaborators, may have to delay, suspend or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, or restrictions imposed by applicable governmental authorities due to epidemics or public health outbreaks;
●	regulators or IRBs may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

●	the FDA or comparable foreign regulatory authorities may disagree or subsequently find fault with our, or any future collaborators’, clinical trial designs, including the size of the trials or inclusion or exclusion criteria, or our or their interpretation of data from preclinical studies and clinical trials or may require us to conduct a comparator trial in lieu of a placebo-controlled trial;
●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical, commercial supplies or drug device combinations for our product candidates;
●	we are unable to develop or obtain a supplier for a suitable drug device combination for our product candidates that meets the requirements of the FDA or comparable foreign regulatory authorities;
●	adequacy of or changes in our manufacturing process or the product formulation or method of delivery;
●	the supply or quality of drug product or drug substance, raw materials or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We are planning to conduct clinical trials outside of the United States, which are subject to the risks set forth above, and certain additional risks, such as unforeseen global instability, including political instability or geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine and the conflict in the Middle East), terrorist activity, unstable governments and legal systems, natural disasters or instability from an outbreak of pandemic or contagious disease, in or around any countries in which we conduct clinical trials. Such additional risks could affect our ability to enroll patients in clinical trials in these countries, prevent patients already enrolled from completing such clinical trials, and/or cause other trial delays or otherwise adversely impact such clinical trials.

Product development costs for us, or any future collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of any future product candidate. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical development or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize product candidates or allow our competitors, or the competitors of any future collaborators, to bring products to market before we, or any future collaborators, do or closer in proximity to the launches of our products or those of our collaborators, and impair our ability, or the ability of any future collaborators, to successfully commercialize product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any future product candidates.

If we, or any future collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any future collaborators, may not be able to initiate or continue clinical trials for STAR-0215, STAR-0310 or any other future product candidate if we, or they, are unable to locate and enroll, and maintain the enrollment of, a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Our ability to successfully initiate and complete any clinical trial for STAR-0215 as a potential treatment for HAE, including our recently initiated Phase 1b/2 ALPHA-STAR trial, for STAR-0310 as a potential treatment for AD, including the Phase 1a clinical trial we plan to begin in 2025 (assuming we successfully and timely submit an IND by the end of 2024), or for any other future product candidate for the potential treatment of any rare disease or any other indication will be dependent upon our ability to enroll, and maintain the enrollment of, a sufficient number of patients with such disease, which will be subject to a number of risks and uncertainties. For example, rare diseases, including HAE, have small patient populations and often have only a limited number of specialist physicians that regularly treat such patients. Further, these specialized sites typically treat a range of diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials. In addition, in the case of HAE, approved products are available for the rare disease, and additional products may become commercially available during the clinical development of STAR-0215, and therefore patients and their healthcare providers may feel satisfied with their treatments. As a result, patients may not feel the need to participate in a clinical trial for another product candidate for the same disease or the criteria for the trial may not allow patients on such other therapies to enroll in the trial. Additionally, in the case of HAE, diagnosis is often delayed from onset of symptoms and patients that might be eligible for enrollment in our trials may not have been diagnosed and therefore are unaware of such eligibility. Finally, other companies are and will be conducting clinical trials in HAE or may have announced plans for future clinical trials for HAE that are seeking, or are likely to seek, to enroll patients with the disease and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients in our clinical trials in HAE, and to maintain the enrollment of enough patients, to complete such clinical trials.

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

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for any clinical trials, including clinical trials for STAR-0215 as a potential treatment for HAE and clinical trials for STAR-0310 as a potential treatment for AD, that we or they may determine to pursue could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in any such clinical trials may result in increased development costs for the applicable product candidates, delay or halt the development of and approval processes for any future product candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from any product candidates, which could cause the value of our company to decline.

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

We are developing STAR-0310 for the treatment of AD. The key competitive factors affecting the success of STAR-0310, if approved, are likely to be its safety and tolerability, efficacy, frequency of dosing, method of administration, convenience, price, and the availability of coverage and reimbursement from government and other third-party payors. In the United States, the FDA has approved two oral Janus kinase, or JAK, inhibitors for the treatment of AD: RINVOQ and CIBINQO. Additionally, the FDA has approved two biologics for the treatment of AD: DUPIXENT and ADBRY. Standard of care also includes systemic steroids and topical medications which can treat symptoms but do not address underlying disease. Moderate-to-severe patients who do not respond to topical prescription therapies typically turn to biologics as their next option, and, subsequently, to JAK inhibitors.

Both DUPIXENT and ADBRY are administered subcutaneously every two weeks, and work by targeting the Th2 inflammatory pathway (IL-4/13, and IL-13, respectively). RINVOQ and CIBINQO require daily oral administration and are only available to patients who do not sufficiently respond to biologics. While they tend to have better efficacy than the two approved biologics, there are significant safety concerns (including a boxed warning) associated with JAK inhibitors.

We are aware of additional programs in development for AD, which are focused largely on biologic approaches. Galderma’s nemolizumab, an IL-31 antibody, and Eli Lilly’s lebrikizumab, an IL-13 antibody, are under regulatory review for approval by the FDA. Additionally, a new class of biologics is in clinical development targeting OX40, the same target as for STAR-0310. Amlitelimab (Sanofi) is an anti-OX40 ligand (OX40L) antibody that is completing a Phase 2b trial in AD. Rocatinlimab (Amgen) is an afucosylated OX40 receptor (OX40R) antibody currently in Phase 3 trials in AD.

The enrollment and retention of patients in clinical trials for STAR-0215 or STAR-0310 may be disrupted or delayed as a result of clinicians’ and patients’ perceptions as to the potential advantages of STAR-0215 or STAR-0310 in relation to commercially available therapies and other programs in development, including approved products as well as any other new products that may be approved in the future, for the treatment of HAE or AD.

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

We have limited financial and managerial resources and are focused on the preclinical and clinical development of STAR-0215 as a potential treatment for HAE, a rare disease with unmet medical need, and STAR-0310 as a potential treatment for AD. We would expect that development of any other future product candidate would also be for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on STAR-0215, STAR-0310 and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials and we may be unsuccessful in identifying any new product candidates.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support the submission of an IND in the United States, or similar applications in other jurisdictions, including clinical trial application, or CTA, submissions in the European Union, or EU. Such studies are complex and may be subject to delays or increased costs due to our dependence upon third parties to assist us with such studies and the ability to source raw materials and the appropriate animals, including non-human primates, so that we can conduct such testing. There is currently a global shortage of non-human primates available for drug development. If the shortage continues, this could increase the cost of conducting our preclinical development and could also result in delays to our development timelines. In the event that the FDA or comparable foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other FDA requests or other requests of comparable foreign regulatory authorities prior to commencing clinical trials, the start of our clinical trials may be delayed or take longer to complete. Even after we receive and incorporate guidance from the FDA or comparable foreign regulatory authorities, such authorities may not agree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications, including CTA submissions in the EU, will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin or that we can meet the requirements imposed by such authorities for beginning such trials on a timely basis or at all.

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

If we are able to advance STAR-0215, STAR-0310 or any other future product candidate into late-stage development, it is possible that the FDA, EMA or other applicable foreign regulatory authority may refuse to accept for substantive review any applications that we submit for marketing approval of such product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of such product candidate. If the FDA, EMA or other applicable foreign regulatory authority does not accept or approve any applications that we submit for marketing approval, they may require that we conduct additional clinical or nonclinical studies, or conduct manufacturing validation studies, and submit that data before they will reconsider our applications. Depending on the extent of these or any other required studies, approval of any application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA, EMA or other applicable foreign regulatory authority.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing STAR-0215, STAR-0310 or any future product candidate, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for STAR-0215, STAR-0310 or any future product candidates, which could significantly harm our business.

If STAR-0215, STAR-0310 or any other future product candidate receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that clinical trials for STAR-0215, STAR-0310 and any other future product candidate, or those of any future collaborator, may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

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

Even if STAR-0215, STAR-0310 or any other future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

Even if STAR-0215, STAR-0310 or any other future product candidate is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of future product candidates may require significant resources and may not be successful. If STAR-0215, STAR-0310 or any other future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of STAR-0215, STAR-0310 or any other future product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The potential market opportunities for product candidates are difficult to estimate precisely. Any estimates we make as to the potential market opportunities for STAR-0215, STAR-0310 or any other future product candidates will be predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. These assumptions will involve the exercise of significant judgment on the part of our management, will be inherently uncertain and the reasonableness of these assumptions may not have been assessed by an independent source. If any such assumptions prove to be inaccurate, the actual markets for STAR-0215, STAR-0310 or any other future product candidate could be smaller than our estimates of the potential market opportunities.

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

STAR-0215, STAR-0310 and any other future biologic product candidates will be regulated as biological products, or biologics, and therefore they may be subject to competition from biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biological products that are biosimilar to or interchangeable with an FDA-licensed reference biologic.

Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval for a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. In December 2022, Congress clarified through the Food and Drug Omnibus Reform Act of 2022, or FDORA, that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that our current and any of our future product candidates we develop as biologic products under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear and will depend on a number of marketplace and regulatory factors that are still developing.

Nonetheless, the approval of biosimilar products referencing any of our product candidates would have a material adverse impact on our business due to increased competition and pricing pressures.

For more information on biosimilars and regulatory exclusivity for biologic drugs in the United States, please see the section of our 2022 Annual Report on Form 10-K entitled “Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity.”

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our future products that receive marketing approval through the NDA pathway, or such authorities do not grant such future products appropriate periods of data exclusivity before approving generic versions of our products, our sales could be adversely affected.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains an active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical trials, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our product candidates are approved, even if we still have patent protection for such product candidates. Competition that any such product candidates of ours may face from generic versions of such products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we may make in those product candidates.

Business disruptions could delay completion of clinical trials, seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of third-party research institution collaborators, contract research organizations, or CROs, contract manufacturing operations, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we may be partly uninsured, as well as impacts of geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine and the conflict in the Middle East), terrorist activity and unstable governments and legal systems. In addition, we expect that we will rely on third-party research institution collaborators for conducting research and development of STAR-0215, STAR-0310 and any other future product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could delay completion of any clinical trials for such product candidates, seriously harm our operations and financial condition and increase our costs and expenses.

We are subject to risks associated with public health crises and epidemics/pandemics.

Public health outbreaks, epidemics, pandemics of contagious or infectious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners.

The development of STAR-0215, STAR-0310 or any other future product candidates could be negatively impacted by public health crises, epidemics or pandemics for a variety of reasons, including delays of the initiation, recruitment and overall timing of clinical trials, delays at the FDA and other regulatory authorities, the disruption or delays of regulatory or manufacturing activities, including due to facility shut downs, capacity constraints at third party manufacturers and increased costs or the inability to source key raw materials, or other adverse effects that negatively impact our business or operations.

A pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on. Furthermore, delays and disruptions experienced by our collaborators or other third parties due to a pandemic could adversely impact the ability of such parties to fulfill their obligations, which could affect the clinical development of our product candidates. For example, the COVID-19 pandemic adversely impacted the global supply chain, primarily through constraints on raw materials, and these constraints on raw materials also impacted companies outside of our direct industry, which resulted in a competitive supply environment causing higher costs for a period during and following the COVID-19 pandemic.

Measures taken by governments, actions taken to protect employees and the broad impact public health crises and epidemics/pandemics would have on all business activities may materially and adversely affect our business, results of operations and financial condition.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We are continuing to conduct clinical trials, preclinical and nonclinical studies, including our Phase 1b/2 ALPHA-STAR trial, which we initiated in February 2023, our ALPHA-SOLAR trial, a long-term open-label clinical trial assessing the long-term safety and efficacy of STAR-0215, and preclinical and nonclinical studies to support the submission of an IND for STAR-0310 by year-end 2024. Additionally, we are ramping up manufacturing of clinical supplies for STAR-0215 and plan to begin the development of drug device combinations for our potential Phase 3 pivotal clinical trial and commercialization of STAR-0215. We expect that our expenses will increase substantially as a result of all of these activities. We will need to raise additional capital in order to fund the planned Phase 3 clinical trial of STAR-0215. In addition, we may in the future initiate new research, preclinical and clinical development efforts, and seek marketing approval, for other product candidates, and would expect our expenses to increase in connection with each of these activities. If we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. In addition, while we may seek one or more collaborators for future development of our product candidates, we may not be able to enter into a collaboration for any of our product candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

Accordingly, we will be required to obtain substantial additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional funding may not be available to us on acceptable terms, on a timely basis or at all, impacting our ability to execute on our strategic plans. General economic conditions, both inside and outside the U.S., including heightened inflation, capital market instability and volatility, interest rate and currency rate fluctuations, and economic slowdown or recession as well as health epidemics, such as the COVID-19 pandemic, and geopolitical events, including civil or political unrest (such as the war between Ukraine and Russia and the conflict in the Middle East), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to raise capital on acceptable terms as and when needed may force us to delay, reduce or eliminate our research and development programs or any future efforts to seek approval for and commercialize products, and would have a material adverse effect on our business, results of operations, financial condition and ability to pursue our business strategy.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2023, together with the net proceeds from our offering of common stock and warrants in October 2023, are sufficient to fund our operating expenses and capital expenditure requirements into 2026. Our current operating plan includes the development of STAR-0215 and STAR-0310, including (i) for STAR-0215, support for all program activities up to the initiation of a planned Phase 3 pivotal trial and (ii) for STAR-0310, the upfront payment of $15.0 million we made in October 2023 to Ichnos Sciences SA and Ichnos Sciences Inc., or collectively Ichnos, in connection with our recently completed in-license of STAR-0310, the anticipated submission of an IND and the initiation and completion of the planned Phase 1a clinical trial of healthy subjects (and any related anticipated milestone payments). Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	our ability to meet our overall timing expectations for STAR-0215 and STAR-0310;
●	the progress, timing, costs and results of clinical trials of, and research, preclinical and clinical development, and manufacturing efforts for, STAR-0215, STAR-0310 and any other future product candidates, including potential future clinical trials and all activities necessary to initiate and conduct clinical trials;
●	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of the evaluation, selection, testing and scale up activities related to developing a drug device combination for our product candidates for late-stage clinical trials and commercialization to the extent such costs are not the responsibility of any future collaborators;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, scaling up the manufacturing of drug substance and drug product to clinical and commercial scale, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our products, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to STAR-0215 in HAE and with respect to STAR-0310 in AD;
●	our headcount growth and associated costs;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

Furthermore, we hold a portion of cash and cash equivalents that we use to meet our working capital and operations expense needs in deposit accounts at one financial institution. The balance in these accounts typically exceed the Federal Deposit Insurance Corporation standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such insured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Our losses from operations were $51.8 million and $194.9 million (including $164.6 million of in-process research and development expenses) for the years ended December 31, 2022 and December 31, 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $549.1 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of preferred stock before we became a public company and our private placement of preferred stock in February 2021, which we refer to as the February 2021 Financing, registered offerings of our common stock and/or warrants, and our at-the-market programs, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We anticipate that we will continue to incur significant expenses and operating losses and we may incur increased expenses if and to the extent we:

●	initiate and continue research and preclinical and clinical development efforts for STAR-0215, STAR-0310 and any other future product candidates;
●	seek to identify and develop any other future product candidates;
●	seek regulatory and marketing approvals for STAR-0215, STAR-0310 and any other future product candidate that successfully completes clinical trials, in the United States and other markets;
●	establish sales, marketing, market access, distribution, supply chain and other commercial infrastructure in the future to commercialize products for which we may obtain marketing approval, if any;
●	require the manufacture of larger quantities of STAR-0215, STAR-0310 and any other future product candidates for clinical development and potentially commercialization;
●	implement changes in product candidate manufacturing or formulation;
●	develop drug device combinations for our product candidates for late-stage clinical trials and commercialization;
●	maintain, expand and protect our intellectual property portfolio; and
●	hire and retain additional personnel or add information systems, equipment or physical infrastructure to support our operations.

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

We will need to raise additional capital to develop and commercialize STAR-0215 and STAR-0310 or to acquire, develop and commercialize any other future product candidates or to pursue other strategic options. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders’ ownership interests may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. For example, in connection with the acquisition of Quellis Biosciences, Inc.

or Quellis in January 2021 and our February 2021 Financing, we issued an aggregate of 86,077 shares of Series X, of which 53,532 shares of Series X Preferred Stock automatically converted into 8,921,966 shares of our common stock upon the stockholder approval of the conversion of the Series X Preferred Stock into common stock in June 2021. Subsequently, an additional 1,090 shares were converted into 181,698 shares of common stock. On January 3, 2023, an additional 348 shares have subsequently converted into 57,910 shares of common stock. The remaining 31,107 shares of Series X Preferred Stock are convertible into 5,184,479 shares of common stock at the election of the holders thereof, subject to certain beneficial ownership limitations. In addition, our June 2018, February 2019 and October 2023 registered offerings of common stock and common stock warrants and our January 2020 and December 2022 registered offerings of common stock were highly dilutive to existing stockholders’ ownership interests. Further, exercise of the common stock warrants sold in our June 2018, February 2019 and October 2023 offerings could result in additional dilution upon exercise.

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

The development and commercialization of product candidates require substantial cash to fund expenses. We may seek one or more collaborators for the development and commercialization of STAR-0215, STAR-0310 or any other future product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

We rely on third parties to conduct our preclinical studies and clinical trials. If they do not perform satisfactorily, our business could be significantly harmed.

We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct ongoing and planned preclinical studies and clinical trials of STAR-0215, STAR-0310 or any other future product candidates. Any of these third parties could terminate its engagement with us under certain circumstances or encounter, for example, business challenges, such as a loss of business, health epidemics, such as the COVID-19 pandemic, or the impacts of geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine and the conflict in the Middle East), or enter into transactions, such as business combinations, that temporarily or permanently impact the amount or type of resources that they are able or willing to devote to our engagement. We might not be able to enter into alternative arrangements or do so on commercially reasonable terms or on a timely basis. In addition, there is a natural transition period when a new CRO begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected preclinical and clinical development timelines and harm our business, financial condition and prospects.

Further, our reliance on these third parties for preclinical and clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a CRO for a trial of a product candidate, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and most other comparable regulatory authorities outside the United States require us to comply with standards, commonly referred to as current GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA and other comparable regulatory authorities outside the United States enforce these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or any of our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other comparable regulatory authorities outside the United States may require us to perform additional clinical trials before approving a product candidate, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA or other comparable regulatory authorities outside the United States will determine that any of our clinical trials comply with GCPs. Similar standards, known as Good Laboratory Practices, apply to preclinical studies and nonclinical trials and other studies. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Other regions, including the EU, have similar requirements. The failure to comply with these registration and posting requirements can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties that conduct preclinical studies and clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we are not able to control whether or not they devote sufficient time, skill and resources to our development programs. Any such contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our preclinical and clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for the applicable product candidates. If that occurs, we would not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be impaired.

We also rely on other third parties to store and distribute drug supplies for any clinical trials we pursue. Any performance failure on the part of any such distributors or impacts from geopolitical events, including civil or political unrest (such as the war between Ukraine and Russia and the conflict in the Middle East), terrorist activity and unstable governments and legal systems could delay clinical development or marketing approval of any future product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

The manufacturing of pharmaceutical products and, in particular, biologics, is complex and we do not have our own manufacturing capabilities. We rely on third parties to produce preclinical, clinical and commercial supplies of any current and future product candidates.

We currently have no manufacturing facilities and rely on third-party contract manufacturers to manufacture all of our preclinical product candidate supplies and clinical trial product supplies and will need to rely on third-party contract manufacturers to manufacture any commercial supply or drug device combination for a product candidate. We are also using a contract manufacturer to build the master cell bank that will be necessary for the manufacture of STAR-0310, which we recently in-licensed. We do not own, nor do we plan to own, any manufacturing facilities. There can be no assurance that our preclinical, clinical and commercial development product supplies, including drug substance, drug product, planned drug device combinations, or the master cell bank for STAR-0310, that are being manufactured by third parties will not be delayed, limited or interrupted, or be of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing pharmaceutical products and, in particular, biologics is complex, highly regulated, and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and use of excipients which may, among other things, impact shelf life and present concerns with process controls. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party contract manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.

If the contract manufacturers we engage are unable to supply us with sufficient preclinical or clinical quality and quantities of our product candidates, drug device combinations for our product candidates, or to build the master cell bank for STAR-0310, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new or additional manufacturers. In particular, any replacement of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We obtain drug product and drug substance from single third-party contract manufacturers for STAR-0215, and plan to follow a similar model for STAR-0310, which exacerbates these and other related risks for us. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials or drug components for our preclinical and clinical product supplies. We may be unable to obtain raw materials or drug components for an indeterminate period of time if any of third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with current good manufacturing practices, or cGMPs, contaminations, business interruptions, or labor shortages or disputes. Suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control. We cannot be sure that single source suppliers for our raw materials or drug components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these raw materials or components for our intended purpose. If current or future suppliers are delayed or unable to supply sufficient raw materials or components to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers.

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

Further, our reliance on third-party manufacturers exposes us to risks beyond our control, including the:

●	inability to meet our drug specifications, quality requirements or drug device combination requirements consistently;
●	inability to initiate or continue preclinical studies or clinical trials of product candidates or drug device combinations under development;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	costs and validation of new equipment and facilities required for scale-up;
●	inability of our third-party manufacturers to execute process development, manufacturing, technology transfers, manufacturing procedures and other logistical support requirements appropriately or on a timely basis;
●	manufacturing and drug quality issues, including related to scale-up of manufacturing;

●	failure to comply with cGMP and similar foreign standards;
●	reliance on a limited number of sources, and in some cases, potentially single sources for drug components and raw materials, such that if we are unable to secure a sufficient supply of these drug components and raw materials, we will be unable to manufacture and sell our future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
●	price increases or decreased availability of drug components or raw materials;
●	lack of qualified backup suppliers for those components and raw materials that are purchased from a sole or single source supplier;
●	inability to negotiate development and manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	breach, termination or nonrenewal of development and manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	disruption of operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including supply chain issues, capacity constraints, transportation and labor disruptions, global competition for resources, the bankruptcy of the manufacturer or supplier, a business combination or strategic transaction involving the manufacturer or supplier, the issuance of an FDA Form 483 notice or warning letter and/or general economic conditions, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession;
●	disruptions of operations caused by geopolitical events, including civil or political unrest (such as the war between Ukraine and Russia and the conflict in the Middle East), terrorist activity, insurrection or other wars or significant conflicts, unstable governments and legal systems man-made or natural disasters or public health pandemics or epidemics, including, for example, the COVID-19 pandemic;
●	carrier disruptions or increased costs that are beyond our control, including increases in material, labor or other manufacturing-related costs or higher supply chain logistics costs;
●	failure to deliver our drugs under specified storage conditions and in a timely manner; and
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production, any of which could result in a failure to begin our clinical trials or having to stop or delay ongoing clinical trials. In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of the regulatory action, our preclinical, clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

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

In addition, a material shortage, contamination, recall or restriction on the use of substances in the manufacture of our product candidates, or the failure of any of our key suppliers to deliver necessary components required for the manufacture of our product candidates, could adversely impact or disrupt the commercial manufacture or the production of preclinical or clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations, and future prospects.

Any of these events could lead to preclinical study or clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize our current or any future product candidates once approved.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates successfully may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to STAR-0215, STAR-0310 and any other future product candidates. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. See the section of our 2022 Annual Report on Form 10-K entitled “Business — Intellectual Property” for more details of our STAR-0215 patent portfolio. For STAR-0310, a preclinical program, in October 2023, Ichnos filed with the USPTO a provisional patent application covering STAR-0310 and its use in treating various disorders, including AD. This provisional patent application is included in the intellectual property exclusively licensed to us by Ichnos under the License Agreement, as defined below. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our products and product candidates. The enforcement, defense and maintenance of such patents and other intellectual property rights may be challenging and costly.

We cannot be certain that any patent application directed to our current or future product candidates will be issued in a form that provides us with adequate protection to prevent competitors from developing competing products. As a biopharmaceutical company, our patent position is uncertain because it involves complex legal and factual considerations. The standards applied by USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biopharmaceutical patents. Consequently, patents may not issue from any applications that are currently pending or that we file in the future. As such, we do not know the degree of future protection that we will have for our product candidates and their use. The scope of patent protection that the USPTO and foreign patent offices will grant with respect to our product candidates is uncertain. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. For example, it is possible that the USPTO and foreign patent offices will not allow broad antibody claims that specifically cover our STAR-0215 and STAR-0310 product candidates and antibodies closely related to them. As a result, upon receipt of FDA approval, or regulatory approval in foreign jurisdictions, competitors may be free to market antibodies almost identical to ours, including biosimilar antibodies, thereby decreasing our market share. However, a competitor cannot submit to the FDA an application for a biosimilar product based on STAR-0215, STAR-0310 or any future biologic products until four years following the date of approval of our “reference product,” and the FDA may not approve such a biosimilar product until 12 years from the date on which the reference product was approved. See the section of our 2022 Annual Report on Form 10-K entitled “Business — Government Regulation and Product Approval — Biosimilars and Regulatory Exclusivity” for more details regarding biosimilar regulatory exclusivities.

Our owned and in-licensed pending patent applications and any future patent applications we file cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, patents are granted to the party who was the first to file a patent application. However, prior to March 16, 2013, in the United States, patents were granted to the party who was the first to invent the claimed subject matter. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

We rely on in-licensed patent and other intellectual property rights for our STAR-0310 program and we may need to obtain licenses from third parties to other intellectual property rights for the development and commercialization of our STAR-0310 and STAR-0215 programs; if we fail to comply with our existing or future obligations under these licenses, or if these licenses are terminated, we could lose license rights that are important to our business.

Our ability to develop and commercialize our STAR-0310 program is heavily dependent on an in-license to patent rights and other intellectual property granted to us by Ichnos. On October 4, 2023, we entered into a license agreement, or the License Agreement, with Ichnos, pursuant to which Ichnos granted us an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab and also referred to by Ichnos as “ISB 830” as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by Ichnos as “ISB 830-X8”. We are developing STAR-0310, which was engineered from ISB 830-X8 with YTE half-life extension technology modification, for AD and potentially for other allergic and immunological diseases. STAR-0310 is currently in preclinical development. Ichnos has also agreed not to develop or commercialize any product that directly modulates the OX40 receptor.

Under the License Agreement, we agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product that contains or comprises a licensed compound in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan. The License Agreement imposes on us payment of development, regulatory and commercial milestones, as well as tiered royalties and other obligations. If we fail to comply with our obligations under the License Agreement, or we are subject to a bankruptcy, Ichnos may have the right to terminate the license, in which event we would not be able to market products covered by the License Agreement. Our business could suffer, for example, if the License Agreement terminates, if Ichnos fails to abide by the terms of the license, or if the licensed patents or other rights are found to be invalid or unenforceable.

In the future, we may need to obtain licenses to intellectual property rights necessary to develop and commercialize our product candidates, including STAR-0215 and STAR-0310, or may need to amend existing or future licenses. If we are unable to obtain or amend such licenses at a reasonable cost or on reasonable terms, we may be unable to develop or commercialize our product candidates, which could harm our business significantly.

As noted above, our License Agreement with Ichnos imposes, and we expect that future license agreements will impose, diligence obligations, milestone and royalty payments, indemnification and other obligations on us. If we fail to comply with our obligations under one or more of these licenses, our licensors, including Ichnos, may have the right to terminate the license agreement at issue. If one or more of these licenses is terminated, we may be unable to develop or commercialize our product candidates, including STAR-0215 and STAR-0310. Termination of any of our current or future license agreements or reduction or elimination of our licensed rights may require us to negotiate new or reinstated licenses with less favorable terms, even if available at all.

In addition, our license agreements are, and future license agreements are likely to be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of the licensed rights, or increase what we believe to be our diligence, development, regulatory, commercialization, financial or other obligations under the relevant agreement. In addition, if disputes over the license agreements or the in-licensed intellectual property prevent or impair our ability to maintain our current license agreements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidate. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

License agreements we may enter into in the future may be non-exclusive, or may not include all territories or fields of use of interest to us. Accordingly, third parties may also obtain licenses from such licensors to the same intellectual property rights they have licensed to us. Accordingly, the licenses granted to us may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our product candidates, which may permit competitors to develop and commercialize a competitive product.

Furthermore, in some cases, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we in-license from third parties. Therefore, we cannot be certain that any in-licensed patent rights will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our future licensors or collaboration partners fail to obtain, maintain or protect any patents or patent applications licensed to us, decide not to pursue litigation against third-party infringers, fail to prosecute infringement, or fail to defend against counterclaims of patent invalidity and unenforceability, our rights to such patents and patent applications may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.

Disputes may arise among us and our current and future licensors regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our right to sublicense patent and other rights to third parties under any collaboration relationships we might enter into in the future;
●	our diligence obligations under the license agreement with respect to the use of licensed technology to develop and commercialize our product candidates, and what activities satisfy those diligence obligations;
●	the ownership of inventions and know how resulting from the joint creation or use of intellectual property by our licensors and us; and
●	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed, or license in the future, prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

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

Our commercial success depends, in part, on our ability to develop, manufacture, and market our current as well as any future product candidates, without infringing the intellectual property and other proprietary rights of third parties. If any third-party patents or patent applications are found to cover our current or any future product candidates or their methods of use, or other aspects of our current or future product candidates, we may not be free to manufacture or market such product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all, or we may incur significant legal fees or damages.

In spite of our efforts to avoid obstacles and disruptions arising from third-party intellectual property, it is impossible to establish with certainty that our programs directed to our current and any future product candidates will be free of claims by third-party intellectual property holders. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, patent litigation may be initiated against us. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or non-infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business.

There is a substantial amount of intellectual property litigation in the biopharmaceutical industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our current or future product candidates, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The biopharmaceutical industry has produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that any current or future product candidates, products, methods, processes, modeling or similar work either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. For example, we are aware of a U.S. patent directed to an antibody that binds plasma kallikrein. In the event that the owner of this patent were to bring an infringement action against us, we may have to argue that STAR-0215, its manufacture or use does not infringe a valid claim of this patent. We cannot guarantee that a court would find in our favor on questions of infringement or validity. Furthermore, even if our arguments are successful, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

The United States Supreme Court has ruled on several patent cases, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations; including the scope of patent protection for antibodies. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology. Depending on future actions by the Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make antibodies that are the same as or similar to STAR-0215, STAR-0310 or any other future product candidates but that are not covered by the claims of patents that we own or have rights to;
●	we or our licensors or any current or future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by our pending patent application;
●	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent rights will not lead to issued patents, or that patents, if granted, may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	third parties performing manufacturing or testing for us using our products or technologies could use the intellectual property of others without obtaining a proper license;
●	we may not develop additional technologies that are patentable; and
●	third parties may allege that our development and commercialization of STAR-0215, STAR-0310 or any other future products may infringe their intellectual property rights, the outcome of which may have an adverse effect on our business.

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

In addition, our ability to protect and enforce our intellectual property rights may be adversely affected by changes in foreign intellectual property laws. For example, the European Union opened a Unified Patent Court, or UPC, in June 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents, should they be granted, in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents or defend their validity. We may decide to opt out our patent applications, if filed, and our European patents, if granted, from the UPC. If certain formalities and requirements are not met, however, our European patent applications, if filed, and European patents, if granted, could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patent applications or granted patents will avoid falling under the jurisdiction of the UPC, even if we decide to opt out of the UPC.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of STAR-0215, STAR-0310 or any other future product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of biopharmaceutical products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, which regulations differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of a BLA from the FDA, which would be required for approval of STAR-0215 and STAR-0310, or NDA or marketing approval from applicable regulatory authorities outside the United States. Product candidates in the development phase are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties, including third-party clinical research organizations, to assist us in this process.

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

In addition, changes in or the enactment or promulgation of additional statutes, regulations or guidance during preclinical or clinical development, or comparable changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products.

Further, on January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. We have not previously secured authorization to conduct clinical studies in the EU pursuant to this new regulation and have encountered certain delays as a result of the implementation of the new regulation as we have sought to expand our Phase 1b/2 clinical trial of STAR-0215 in the EU. We have encountered similar delays in the United Kingdom.

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

Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the United States. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS.

On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral arguments in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious in violation of federal law. On September 8, 2023, the Justice Department and a manufacturer of mifepristone asked the U.S. Supreme Court to review the Appeals Court decision. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

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

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets (such as the war between Ukraine and Russia and the conflict in the Middle East); compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

In addition, to obtain orphan drug designation in the European Union, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for STAR-0215, STAR-0310 or any other product candidate. In particular, there is no assurance that STAR-0215 will be able to show, to the satisfaction of European Union regulatory authorities, that it is of significant benefit to HAE patients given the currently available commercial products for HAE in the European Union and the additional products that are ahead of STAR-0215 in clinical development for HAE.

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

We may seek certain designations for our product candidates, including Breakthrough Therapy, RMAT Therapy, Fast Track and Priority Review designations in the United States, and the PRIority MEdicines, or PRIME, designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The FDA has granted Fast Track designation to STAR-0215 for the treatment of HAE.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, we will need to observe the FDA’s guidance closely to ensure that our products qualify for accelerated approval.

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

We may seek a Rare Pediatric Disease priority review vouchers, or PRV, for our current and future product candidates. A BLA or NDA for our current and future product candidates may not, however, meet the eligibility criteria for a PRV, even if the BLA or NDA is approved.

With enactment of the Food and Drug Administration Safety and Innovation Act of 2012 and subsequent legislation, Congress authorized the FDA to award PRVs to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives approval for a new drug or biologic for a rare pediatric disease may qualify for a PRV, which can be redeemed for priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product that receives a PRV may transfer, including by sale, the PRV to another sponsor and that PRV may be further transferred any number of times before it is used. A PRV entitles the holder to designate a single human drug application submitted under Section 505(b)(1) of the FDCA or Section 351 of the Public Health Service Act as qualifying for a priority review. An FDA priority review may expedite the review process of a marketing application reducing the review time from ten months after formal acceptance of the file to six months after formal acceptance of the file.

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

We or our contract manufacturers must supply all necessary documentation in support of a BLA or NDA on a timely basis and must adhere to the FDA’s current good laboratory practices and cGMP regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our contract manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidate. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Separately, in response to the COVID-19 pandemic in 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Although the FDA has now resumed domestic and foreign inspections, it may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

The Biden Administration ended the public health emergency declarations related to COVID-19 on May 11, 2023. In connection with this determination, the FDA terminated 22 COVID-19-related policies and allowed 22 others to continue for an additional 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. As a result of these and other measures, we may in the future face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our product and product candidates.

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

In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Pursuant to subsequent legislation, these Medicare sequester reductions were suspended and reduced in 2021 and 2022 but, as of July 1, 2022, the full 2% cut has resumed. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. As of March 2023, eight states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Vermont

and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Six of those states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and PBM service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress until January 1, 2032.

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

Since mid-2023, several large pharmaceutical companies, as well as U.S. Chamber of Commerce and PhRMA, have filed lawsuits against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Litigation involving these and other provisions of the IRA will likely continue for some time, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, if approved, any of which could adversely affect our business, results of operations and financial condition.

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

On January 1, 2020, the California Consumer Privacy Act, or CCPA took effect and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. The California Privacy Rights Act, or CPRA, went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020 the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Following the withdrawal of the UK from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the United States. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

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

We are subject to the Foreign Corrupt Practices Act, the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States and the U.K. Bribery Act 2010. Violations of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us and our stockholders. Many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and an elimination of net operating loss carrybacks (though any net operating losses generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely), and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA was also signed into law in August 2022. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. In addition, certain tax laws that are specific to the biopharmaceutical industry, such as the orphan drug tax credit, which was enacted as part of the Orphan Drug Act, have been limited over time and continuing limitations or restrictions of the tax credit and changes to other tax laws applicable to our business could negatively impact our business and results of operations. Additional tax legislation may also be enacted, and regulatory guidance under the TCJA continues to be forthcoming. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our stock price has been and is likely to continue to be highly volatile. For example, when we announced our acquisition of Quellis, our stock price increased by approximately 70% in one day. Between January 1, 2023 and October 31, 2023, our stock price has traded at a high of $16.28 and a low of $4.48.

The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our investors may lose some or all of their investments. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of STAR-0215, STAR-0310 or any future product candidate;
●	commencement or termination of collaborations for any development programs we may pursue;
●	failure or discontinuation of any of any development programs we may pursue;
●	the success of existing or new competitive products or technologies;
●	results of clinical trials of product candidates of competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;

●	the level of expenses related to a product candidate or clinical development program;
●	the results of any additional efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts that cover our stock;
●	announcement or expectation of additional financing efforts;
●	announcement of collaborations, licenses, acquisitions or other comparable forms of transactions;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including political instability, war or instability from an outbreak of pandemic or contagious disease; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of October 31, 2023, we had outstanding 36,296,191 shares of common stock and 31,107 shares of Series X Preferred Stock, which are convertible into 5,184,591 shares of common stock. Pursuant to our obligations under a registration rights agreement entered into in connection with the acquisition of Quellis and the February 2021 Financing, we have registered under the Securities Act of 1933, as amended, or the Securities Act, 15,399,967 shares of our common stock issued to the former Quellis stockholders or issued or issuable upon conversion of the Series X Preferred Stock. As a result, such shares are freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any significant sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Additionally, we have an ongoing sales agreement with Jefferies LLC, pursuant to which we could issue and sell shares of common stock under an at-the-market offering program.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, holders of our outstanding warrants would be entitled to receive consideration in excess of their reported beneficial ownership of our common stock and this could adversely impact the consideration our other stockholders would receive.

As of October 31, 2023, excluding the common stock and pre-funded warrants that we issued as part of our registered offering in October 2023, as described below, we had outstanding warrants to purchase 331,858 shares of common stock at a weighted average exercise price of $37.50 per share which expire on February 7, 2024.

As part of our registered offering of common stock in October 2023, we issued common stock warrants to purchase an aggregate of 7,368,738 shares of our common stock, and pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of our common stock. Each pre-funded warrant has an exercise price per share of common stock equal to $0.001 per share. Each pre-funded warrant is exercisable from the date of issuance until exercised in full solely by means of a cashless exercise. Each common stock warrant has an exercise price per share of common stock equal to $8.025. Each common stock warrant is exercisable from the date of issuance until October 16, 2028. Each common stock warrant is exercisable solely by means of a cash exercise, except that the common stock warrant is exercisable via cashless exercise if at the time of exercise, a registration statement registering the issuance of the shares of common stock underlying the common stock warrants under the Securities Act is not then effective. The common stock warrants include certain rights upon “fundamental transactions” as described in the common stock warrants, including the right of the holders thereof to receive from us or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction in the amount of the Black Scholes value (as described in such common stock warrants) of the unexercised portion of the applicable common stock warrants on the date of the consummation of such fundamental transaction. A holder of common stock warrants (together with its affiliates) may not exercise any portion of a common stock warrant to the extent that the holder would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of our outstanding common stock immediately after exercise.

Although these warrants issued in October 2023 are subject to beneficial ownership limitations, upon exercise in full of the warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. As a result, the holders of these warrants may be able to exert substantial influence over our business. The concentration of voting power resulting from the exercise of the warrants could delay, defer or prevent a change of control, entrench our management and our board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and the holders of these warrants, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. In addition, sales of these shares could cause the market price of our common stock to decline significantly.

We have registered the issuance of shares upon exercise of these warrants under registration statements. As a result, the shares issuable upon exercise of these warrants can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

Given the amount and terms of these warrants, we may find it more difficult to raise additional equity capital on favorable terms or at all while these warrants are outstanding.

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

In addition, as of September 30, 2023, there are 31,107 shares of our Series X Preferred Stock outstanding that we issued in connection with the acquisition of Quellis and the February 2021 Financing. Except as otherwise required by law, the Series X Preferred Stock does not have voting rights. However, as long as any shares of Series X Preferred Stock are outstanding, we may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series X Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series X Preferred Stock or alter or amend the Certificate of Designation that authorized the Series X Preferred Stock, amend or repeal any provision of, or add any provision to, our Certificate of Incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X Preferred Stock, (ii) issue further shares of Series X Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series X Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below:

Exhibit Number	Exhibit

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on October 12, 2023)
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on October 12, 2023)
10.1

Amended and Restated 2015 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on August 7, 2023)

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

Astria Therapeutics, Inc.

Date: November 13, 2023	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)