Form 10-K
period 2023-12-31
Astria Therapeutics, Inc.
filed 2024-03-04
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2023: $279,504,972.

As of February 29, 2024, there were 54,903,061 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

Summary of the Material Risks Associated with Our Business

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are entirely dependent on the success of our product candidates, STAR-0215 for the treatment of hereditary angioedema, or HAE, and STAR-0310 for the treatment of atopic dermatitis, or AD. We cannot give any assurance that we will generate preclinical, clinical or other data for STAR-0215 or STAR-0310 sufficiently supportive to receive regulatory approval, which will be required before either can be commercialized.
●	Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more study participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have never generated any revenue from product sales and may never be profitable.
●	We have never obtained marketing approval for a product candidate, and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any future product candidate we may seek to develop.
●	Clinical trials are costly, time consuming, difficult to enroll and inherently risky, and we may fail to demonstrate safety and efficacy on the timelines that we expect or to the satisfaction of applicable regulatory authorities. We also expect that any later stage clinical trials we conduct for STAR-0310 will be larger and more expensive when compared to those we are conducting, and plan to conduct, for STAR-0215 because AD, the indication for which we are developing STAR-0310, is not a rare disease.
●	STAR-0215, STAR-0310 or any future product candidates may cause adverse events or undesirable side effects or have other unexpected properties that could delay or halt clinical trials, delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
●	We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.
●	Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
●	We rely on in-licensed patent and other intellectual property rights for our STAR-0310 program and we may need to obtain licenses from third parties to other intellectual property rights for the development and commercialization of our STAR-0310 and STAR-0215 programs; if we fail to comply with our existing or future obligations under these licenses, or if these licenses are terminated, we could lose license rights that are important to our business.
●	We rely on third parties to conduct our preclinical studies and clinical trials. If they do not perform satisfactorily, our business could be significantly harmed.

●	We will need to maintain a master cell bank for STAR-0215, a master cell bank for STAR-0310 and cell lines or banks for any other future biologic candidate that generate sufficient material for preclinical, nonclinical and clinical studies, and also build and maintain sufficient preclinical, clinical and commercial manufacturing drug substance and drug product capacity, in each case, through third party manufacturers, for STAR-0215, STAR-0310 and any other future product candidate that advances into such stages, on the timetables and in a manner that, in each case, are consistent with our expected development timetables and financial projections, the failure of which could materially harm our business and operating results and require us to raise capital sooner than we expect.
●	Our forecasts of cash usage and how long we expect our existing cash, cash equivalents and short-term investments to fund operating expenses and capital expenditure requirements may not be accurate and we may therefore use our cash, cash equivalents and short-term investments more rapidly than we expect, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts, if any, and therefore materially harm our operating results, and we could be required to raise capital sooner than we expect.
●	We have incurred significant losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
●	If we are unable to obtain and maintain sufficient patent and/or regulatory protection for product candidates, or if the scope of the patent and/or regulatory protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates successfully may be adversely affected.
●	The price of our common stock has been and is likely to continue to be highly volatile, which could result in substantial losses for our stockholders.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance, strategy, future financial condition and clinical development programs. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, clinical development programs, regulatory filings and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include but are not limited to those described under the heading “Summary of the Material Risks Associated with our Business” and the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and include, among other things, statements about:

●	our expectations regarding the potential significance of the results from the Phase 1a clinical trial of STAR-0215;
●	our expectations regarding the timing, nature, goals and results of the ALPHA-STAR Phase 1b/2 clinical trial of STAR-0215, including the expected timing of release of proof-of-concept data from such trial, and that favorable results from such trial could allow us to move directly into a Phase 3 pivotal trial of STAR-0215 as a potential treatment for hereditary angioedema, or HAE;
●	our expectations about the design and anticipated timing of a Phase 3 pivotal trial for STAR-0215 as a potential treatment for HAE, assuming positive data from the Phase 1b/2 trial;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of STAR-0215 as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of STAR-0215 to be a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE, and our vision for STAR-0215 to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE;
●	the nature and anticipated growth of the global HAE market and HAE therapies;
●	our plans to optimize the formulation of STAR-0215 and corresponding work to develop a drug-device combination for STAR-0215 for potential use in late-stage clinical trials and commercially, if approved;
●	our expectations that we have scaled the manufacturing process for STAR-0215 in a manner to generate sufficient material for our planned STAR-0215 nonclinical and clinical studies;
●	the potential therapeutic benefits and potential attributes of STAR-0310, a preclinical stage product candidate which we licensed in October 2023, and our plans to develop STAR-0310 as a treatment for atopic dermatitis, or AD;
●	our expectations regarding the timing of regulatory submissions for STAR-0310;
●	our expectations about the design and anticipated timing of planned clinical trials of STAR-0310;
●	our expectations regarding the timing and nature of anticipated data for planned clinical trials of STAR-0310;
●	the potential commercial opportunity for STAR-0310 in AD and the likelihood that it can effectively compete in AD, assuming it is approved;
●	the estimated size and anticipated growth of the AD market and the need for treatments for AD;

●	the potential to pursue the development of STAR-0310 in additional indications;
●	our goals and visions for the STAR-0310 program;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding our cash runway, expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

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

STAR-0215

The treatment options for patients with HAE have improved in recent years, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The goal for STAR-0215 is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE. Our vision for STAR-0215 is to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. STAR-0215 is currently in clinical development and the U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to STAR-0215 for the treatment of HAE.

We initiated a Phase 1a clinical trial of STAR-0215 in August 2022 and we announced initial results in December 2022. We presented additional preliminary results from the trial in February 2023 and further results were shared at the American College of Allergy, Asthma, and Immunology Conference in November 2023. Final results from the trial were shared at the American Academy of Allergy, Asthma, and Immunology Conference in February 2024. This Phase 1a randomized, double-blind, placebo-controlled single ascending dose clinical trial evaluated the safety, pharmacokinetics, or PK, and pharmacodynamics, or PD, of STAR-0215 at a single U.S. center. Forty-one healthy subjects received a single dose of STAR-0215 or placebo in four cohorts of 100mg, 300mg, 600mg, and 1200mg administered by subcutaneous, or SC, injection or a fifth cohort of 600mg or placebo administered by intravenous, or IV, injection. STAR-0215 was well-tolerated at all dose levels, with no serious adverse events or discontinuations due to an adverse event, and low risk of injection pain. STAR-0215 demonstrated rapid and sustained drug levels with dose-dependent PK. STAR-0215 achieved potentially therapeutic levels in less than one day after single doses greater than 100mg and showed an estimated half-life of up to 109 days. PK modeling of potential once-every-three-month and once-every-six-month clinical dose regimens over one to two years indicate STAR-0215 has the potential for PK coverage that would confer HAE attack prevention. PD data showed statistically significant inhibition of Factor XIIa-induced plasma kallikrein activity compared to levels prior to dosing, observed using two different assay formats. The percentage inhibition of plasma kallikrein observed was consistent with clinical activity for doses greater than 300mg. Treatment-emergent anti-drug antibodies, or ADAs, were observed in eleven subjects from completed cohorts, all first observed on or after 140 or more days after the single dose of STAR-0215. ADAs were determined not to affect the PK or PD of STAR-0215. With a preliminary favorable safety profile, long half-life and durable PD, STAR-0215 demonstrated early proof of concept in healthy subjects as a potential HAE therapy with robust efficacy and dosing every three or six months.

In February 2023 we advanced STAR-0215 to a Phase 1b/2 trial called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE is evaluating safety, tolerability, HAE attack rate, PK, PD, and quality of life in patients three and six months after STAR-0215 administration. The trial has three cohorts, which all begin with an eight week run-in period to assess baseline attack rate. Cohort 1 receives a 450mg single dose of STAR-0215, Cohort 2 receives an initial 600mg dose followed by a 300mg dose on Day 84, to simulate a potential three-month dosing regimen with maintenance doses of 300mg every three months. Cohort 3 receives an initial 600mg dose, followed by a second 600mg dose 28 days later, to simulate a potential six-month dosing regimen with maintenance doses of 600mg every six months. All doses are administered subcutaneously and all patients in the trial are followed for six months after the last dose administered. We expect to report initial proof-of-concept data in HAE patients in the first quarter of 2024, which would include safety, tolerability, PK, PD, and HAE attack-rate reduction, and we expect these data to provide information on both three and six month administration. If the results from ALPHA-STAR are positive, we expect to progress STAR-0215 directly to a Phase 3 pivotal trial which we anticipate initiating in the first quarter of 2025.

We have initiated and are enrolling subjects in ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of STAR-0215. We are currently administering STAR-0215 to those patients who have completed ALPHA-STAR and have enrolled in ALPHA-SOLAR, and data is accruing in patients who have received multiple doses of STAR-0215. Participants are being assigned to receive STAR-0215 in one of two dosing regimens: either 300mg every three months or 600mg every six months.

STAR-0310

We believe that OX40 inhibition has the potential to treat AD and other diseases. The current treatment options in AD are insufficient to address the needs of many patients, and standard of care treatments include steroids and topical medications which can treat symptoms but do not address the underlying disease. Our goal for STAR-0310 is to reduce disease activity, relapse rate, and treatment burden for patients with moderate-to-severe AD. STAR-0310 was engineered with YTE half-life extension technology to enable infrequent dosing. As a potential long-acting OX40 inhibitor, STAR-0310 aims to address the need for a safe, effective, and infrequently administered AD treatment.

In 2024, we plan to share preclinical profile results for STAR-0310 and we anticipate submitting an investigational new drug application, or IND, to the FDA for STAR-0310 for the treatment of AD by year-end. If the IND is cleared, we anticipate initiating a Phase 1a clinical trial of STAR-0310 in healthy subjects in the first quarter of 2025 and reporting initial results from the Phase 1a clinical trial in the third quarter of 2025, including PK and PD data and early signals on safety and tolerability. Assuming positive results from the Phase 1a clinical trial, we plan to initiate a Phase 1b clinical trial of STAR-0310 in patients with AD in the second half of 2025 and would expect to report results from such trial in the second quarter of 2026. The goals of the Phase 1b trial would be to demonstrate initial efficacy in AD as well as show differentiation in safety and tolerability as compared to existing therapies.

Our Product Candidates

STAR-0215

STAR-0215 is a monoclonal antibody that was designed to inhibit plasma kallikrein for the treatment of HAE. Plasma kallikrein is a critical component of the plasma contact system, which causes pathologic vascular permeability in Type I and Type II HAE. STAR-0215 is a humanized monoclonal antibody that was developed through a hybridoma screening and antibody optimization process. Following humanization and optimization for affinity and overall properties, the antibody was modified to increase its plasma half-life. This process resulted in STAR-0215, a humanized monoclonal antibody having the following desirable features: high affinity and kallikrein inhibitory activity, selectivity for plasma kallikrein compared to prekallikrein, reduced chemistry, manufacturing and controls or, CMC, liabilities and long plasma half-life. Based on these characteristics, preclinical experiments, healthy subject clinical results with STAR-0215, and the HAE market landscape, we believe that STAR-0215 has the potential to be a best-in-class and the most patient-friendly monoclonal antibody inhibitor of plasma kallikrein that could combine the benefits of infrequent dosing with the inhibition of attacks over long periods of time and low risk of injection pain while maintaining high levels of efficacy. We believe that we can establish clinical proof of concept early in the development program with our Phase 1b/2 ALPHA-STAR trial in people with HAE. If we achieve this goal, we believe that we can develop a differentiated, best-in-class new preventative therapy for HAE with a well-understood monoclonal antibody modality to provide patients with improved outcomes and quality of life.

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

Unaddressed Market Opportunity

There are two treatment approaches to managing the unpredictable and recurrent edema attacks typically experienced by people with HAE. On-demand treatments are administered at the onset of an attack to reduce the severity and duration of the attack, and preventative treatments, which is the treatment approach that we are pursuing with STAR-0215, are taken chronically to reduce the frequency and severity of future attacks. The HAE treatment market is substantial and growing. We estimate that the HAE market was greater than 2 billion dollars in 2022 and that it has potential to grow to 4.5 billion dollars by 2027. This growth is predicted based on patients being diagnosed earlier, more patients taking treatments to prevent HAE attacks, as well as expansion of available therapies in more geographic regions. In the United States, the FDA has approved four therapies for on-demand treatment of HAE: BERINERT® (C1 esterase inhibitor [human]), FIRAZYR® (icatibant injection), KALBITOR® (ecallantide) and RUCONEST® (C1 esterase inhibitor [recombinant]). For long-term preventative treatment of HAE, the FDA has approved the following four therapies: CINRYZE® (C1 esterase inhibitor [human]), HAEGARDA® (C1 esterase inhibitor subcutaneous [human]), TAKHZYRO® (lanadelumab-flyo) and ORLADEYO® (berotralstat).

With the exception of KALBITOR, these therapies are also approved and commercially available outside of the United States. The approved preventative therapies have provided HAE patients with treatment options but have limitations in dosing frequency, side effects and/or efficacy. CINRYZE and HAEGARDA are administered twice a week; CINRYZE by IV infusion and HAEGARDA by SC injection. TAKHZYRO is dosed every two weeks by SC injection. Dosing every four weeks may be considered in some patients. With these injectable therapies, patients have reported a desire for less burdensome administration. ORLADEYO is an oral capsule taken daily with food, and data from its approved label, while not comparative data, suggest a lower percentage reduction in attack rate than other available therapies. Historically, androgens and antifibrinolytic treatments have also been used as preventative treatment but they are associated with side effects such as hypertension, acne, hirsutism, rashes, amenorrhea, liver enzyme elevations and increased risk of thrombosis and their overall use has been declining with the availability of more-tolerable, HAE-specific therapies. Although there has been progress with recent innovation in therapies for HAE and, as described in the section entitled “Competition” in this Business section, there are a significant number of product candidates for HAE in clinical and preclinical development, we believe that there is remaining unmet medical need for potent and long duration of action preventative therapies to provide patients with lower burden of treatment and improved outcomes and quality of life. Market research with U.S. physicians and HAE patients has shown strong interest in a product with the potential profile of STAR-0215.

Clinical Trial Results and Development Plans

We initiated a Phase 1a clinical trial of STAR-0215 in August 2022 and we announced initial results in December 2022. We presented additional preliminary results from the trial in February 2023 and further results were shared at the American College of Allergy, Asthma, and Immunology Conference in November 2023. Final results from the trial were shared at the American Academy of Allergy, Asthma, and Immunology Conference in February 2024. This Phase 1a randomized, double-blind, placebo-controlled single ascending dose clinical trial evaluated the safety, PK and PD of STAR-0215 at a single U.S. center. Forty-one healthy subjects received a single dose of STAR-0215 or placebo in four cohorts of 100mg, 300mg, 600mg, and 1200mg administered by SC injection or a fifth cohort of 600mg or placebo administered by IV injection. STAR-0215 was well-tolerated at all dose levels, with no serious adverse events or discontinuations due to an adverse event, and low risk of injection pain. STAR-0215 demonstrated rapid and sustained drug levels with dose-dependent PK. STAR-0215 achieved potentially therapeutic levels in less than one day after single doses greater than 100mg and showed an estimated half-life of up to 109 days. PK modeling of potential once-every-three-month and once-every-six-month clinical dose regimens over one to two years indicate STAR-0215 has the potential for PK coverage that would confer HAE attack prevention. PD data showed statistically significant inhibition of Factor XIIa-induced plasma kallikrein activity compared to levels prior to dosing, observed using two different assay formats. The percentage inhibition of plasma kallikrein observed was consistent with clinical activity for doses greater than 300mg. Treatment-emergent ADAs were observed in eleven subjects from completed cohorts, all first observed on or after 140 or more days after the single dose of STAR-0215. ADAs were determined not to affect the PK or PD of STAR-0215.

These results support STAR-0215’s target profile as a long-acting plasma kallikrein inhibitor and supported advancing STAR-0215 to our Phase 1b/2 ALPHA-STAR trial, which we initiated in February 2023. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE is evaluating safety, tolerability, HAE attack rate, PK, PD, and quality of life in patients. Efficacy is planned to be assessed at three and six months after last STAR-0215 administration. The trial has three cohorts, which all begin with an eight week run-in period to assess baseline attack rate. Cohort 1 receives a 450mg single dose of STAR-0215, Cohort 2 receives an initial 600mg dose followed by a 300mg dose on Day 84, to simulate a potential three-month dosing regimen with maintenance doses of 300mg every three months. Cohort 3 receives an initial 600mg dose, followed by a second 600mg dose 28 days later, to simulate a potential six-month dosing regimen with maintenance doses of 600mg every six months. All doses are administered subcutaneously and all patients in the trial are followed for six months after the last dose administered. We expect to report initial proof-of-concept data in HAE patients in the first quarter of 2024, which would include safety, tolerability, PK, PD, and HAE attack-rate reduction, and we expect these data to provide information on both three and six month administration. If the results from ALPHA-STAR are positive, we expect to progress STAR-0215 directly to a Phase 3 pivotal trial which we anticipate initiating in the first quarter of 2025.

We have initiated and are enrolling subjects in ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of STAR-0215. We are currently administering STAR-0215 to those patients who have completed ALPHA-STAR and have enrolled in ALPHA-SOLAR, and data is accruing in patients who have received multiple doses of STAR-0215. Participants are being assigned to receive STAR-0215 in one of two dosing regimens: either 300 mg every three months or 600 mg every six months.

Preclinical Results

Our vision for STAR-0215 is supported by preclinical data showing potent inhibition of the production of bradykinin by plasma kallikrein and a long plasma half-life that could potentially enable patients to dose less frequently. Experiments also support the ability of YTE technology, designed to enable a longer duration of action, to extend half-life. Data suggest that at equal doses STAR-0215 would have a significantly longer duration of action than lanadelumab and could result in STAR-0215 being an effective preventative therapy for patients with HAE due to inhibition of the pathologic activity of plasma kallikrein for an extended time period with the potential to enable dosing once every three or six months.

STAR-0310

STAR-0310 is a monoclonal antibody OX40 antagonist incorporating YTE half-life extension technology that we are developing as a potential best-in-class treatment for AD as well as potentially for other allergic and immunological diseases. STAR-0310 is currently in preclinical development. We licensed the rights to STAR-0310 under a license agreement, or the License Agreement, that we entered into with Ichnos Sciences SA and Ichnos Sciences Inc., or collectively Ichnos, in October 2023, pursuant to which Ichnos granted to us an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how, or collectively the Licensed Intellectual Property, to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab and also referred to by Ichnos as “ISB 830” as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by Ichnos as “ISB 830-X8” and referred to by us as the “STAR-0310 candidate.” As noted above, STAR-0310 is STAR-0310 candidate engineered with YTE half-life extension technology. Ichnos has also agreed not to develop or commercialize any product that directly modulates the OX40 receptor.

Overview of Atopic Dermatitis

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

Role of OX40 in Atopic Dermatitis

OX40 is a receptor expressed on activated T cells that can target multiple effector T cell pathways with the potential for broad impact on the inflammatory cascade. Th1, Th2, and Th17/22 signaling can all contribute to AD. OX40 is upstream of Th1, Th2, and Th17/22 signaling and inhibition of OX40 could reduce the activity of this broad group of Th cells that are known to contribute to the disease.

Our goal for STAR-0310 is to reduce disease activity, relapse rate, and treatment burden for patients with moderate and severe AD in order to help normalize their lives. STAR-0310 was engineered with YTE half-life extension technology to enable infrequent dosing. As a potential long-acting OX40 inhibitor, STAR-0310 aims to address the need for a safe, effective, and infrequently administered AD treatment. By targeting OX40, STAR-0310 is designed to address a wide range of T cells involved in the heterogenous AD pathology, providing the potential for better efficacy and a broader addressable patient population.

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

Unaddressed Market Opportunity

While there are available treatment options in AD, there remains unmet need for a therapy that is safe and effective for a broad patient population, with a low treatment burden. Standard of care includes systemic steroids and topical medications, which can treat symptoms but do not address underlying disease. Moderate-to-severe patients who do not respond to topical prescription therapies typically turn to biologics as their next option, and, subsequently, to Janus kinase, or JAK, inhibitors. We estimate that the moderate-to-severe AD treatment market was approximately $7 billion in 2022 and that it has the potential to grow to $26 billion by 2030 likely due to an increase in drug-treatment rates, especially with availability of new therapies and growth in biologics-treated patients owing to dermatologists’ increasing comfort with biologics.

Two biologics have been approved by the FDA for the treatment of AD: DUPIXENT® (dupilumab) and ADBRY® (tralokinumab-ldrm), both of which are administered subcutaneously every two weeks and work by targeting the Th2 inflammatory pathway (IL-4/13 and IL-13, respectively). Due to the heterogenicity of AD, there are many patients using these approved biologics who do not respond to treatment or experience limited efficacy. In addition, the FDA has approved two oral JAK inhibitors for the treatment of AD: RINVOQ® (upadacitinib) and CIBINQOTM (abrocitinib), and in the European Union OLUMIAN, another JAK inhibitor, is also approved for the treatment of AD. While these JAK inhibitors tend to have better efficacy than the two approved biologics, they require daily oral administration and there are significant safety concerns, including a boxed warning, associated with JAK inhibitors.

Inhibiting OX40 could target multiple effector T cell pathways, and therefore has the potential to reduce the activity of a broader group of Th cells that are known to contribute to AD and potentially induce higher rates of clinical responses in more patients than currently available biologics. Additionally, OX40 inhibition has the potential to be disease modifying. Although there has been progress with recent innovation in therapies for AD and, as described in the section entitled “Competition” in this Business section, there are a significant number of product candidates for AD in clinical development, we believe that there is remaining unmet medical need for therapies with efficacy across a broader range of AD patients and a longer duration of action to provide patients with a lower treatment burden and improved outcomes and quality of life.

Development Plans

We anticipate sharing preclinical profile results in 2024 and submitting an IND to the FDA for STAR-0310 for the treatment of AD by the end of 2024. If the IND is cleared, we anticipate initiating a Phase 1a clinical trial of STAR-0310 in healthy subjects in the first quarter of 2025 and reporting initial results from the Phase 1a clinical trial in the third quarter of 2025, including PK and PD data and early signals on safety and tolerability. Assuming positive results from the Phase 1a clinical trial, we plan to initiate a Phase 1b clinical trial of STAR-0310 in patients with AD in the second half of 2025 and would expect to report results from such trial in the second quarter of 2026. The goals of the Phase 1b trial would be to demonstrate initial efficacy in AD as well as show differentiation in safety and tolerability as compared to existing therapies.

We also see an opportunity to explore the potential of STAR-0310 in additional allergic and immunological indications, such as asthma, chronic urticaria and autoimmune indications.

Competition

The development and commercialization of new drug products is highly competitive. If we successfully develop and commercialize any of our product candidates, we and any future collaborators will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of the entities developing and marketing existing and potentially competing products have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and commercialization. Even if we are able to successfully develop and commercialize a product, our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than our product.

STAR-0215

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

On-demand and preventative HAE therapies target one of three primary mechanisms. BERINERT, HAEGARDA, RUCONEST and CINRYZE are C1-INH replacement therapies. FIRAZYR is a bradykinin receptor, or B2R, antagonist, and KALBITOR, TAKHZYRO and ORLADEYO target plasma kallikrein. TAKHZYRO is a monoclonal antibody and KALBITOR and ORLADEYO are small molecule inhibitors.

On-demand therapies are taken as needed; BERINERT and RUCONEST are IV infusions approved for adult and pediatric patients, FIRAZYR is an SC injection, approved for adults 18 and older, and KALBITOR is a series of three SC injections, approved for patients 12 years and older. KALBITOR must be administered by a healthcare professional to monitor for the risk of anaphylactic reactions.

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

We are aware of additional programs in development for HAE, which are focused largely on preventative approaches. For example, CSL Behring’s garadacimab (CSL312), a factor XIIa-inhibitory monoclonal antibody, or FXIIa mAb, has completed Phase 3 development for preventative treatment and submitted regulatory applications for marketing approval in the United States and the European Union. Ionis Pharmaceuticals, Inc.’s donidalorsen (IONIS-PKK-LRx), an antisense inhibitor of prekallikrein synthesis has also completed Phase 3 development for preventative treatment. Pharvaris is developing two oral treatments, both of which are small molecule inhibitors of B2R: PHVS416, which has completed Phase 2 development for on-demand treatment and for preventative treatment, and PHVS719, which is in Phase 1 development for preventative treatment. KalVista Pharmaceuticals, Inc. has an oral small molecule plasma kallikrein inhibitor sebetralstat (KVD900) for on-demand treatment of HAE that has completed Phase 2 development (the Phase 2 trial for KVD824 for preventative treatment was terminated). Intellia Therapeutics is in Phase 1/2 trials for NTLA-2002, a CRISPR knockout of the prekallikrein gene KLKB1. BioMarin Pharmaceutical Inc. is in Phase 1/2 trials for BMN 331, a C1-INH gene therapy. ADARx Pharmaceuticals, Inc. has begun a Phase 1b clinical trial for ADX-324, a prekallikrein siRNA inhibitor. Preclinical development programs for preventative treatment include KalVista’s oral FXIIa inhibitor and Kyowa Kirin and Pharming’s ex vivo hematopoietic stem cell gene therapy (OTL-105).

STAR-0310

We are developing STAR-0310 for the treatment of moderate-to-severe AD. The key competitive factors affecting the success of STAR-0310, if approved, are likely to be its safety and tolerability, efficacy, frequency of dosing, method of administration, convenience, price, and the availability of coverage and reimbursement from government and other third-party payors. In the United States, the FDA has approved two oral JAK inhibitors for the treatment of AD: RINVOQ and CIBINQO, and in the European Union OLUMIANT is also approved for the treatment of AD. Additionally, the FDA has approved two biologics for the treatment of AD: DUPIXENT and ADBRY. Standard of care also includes systemic steroids and topical medications which can treat symptoms but do not address underlying disease. Moderate-to-severe patients who do not respond to topical prescription therapies typically turn to biologics as their next option, and, subsequently, to JAK inhibitors.

Both DUPIXENT and ADBRY are administered subcutaneously every two weeks, and work by targeting the Th2 inflammatory pathway (IL-4/13, and IL-13, respectively). RINVOQ and CIBINQO require daily oral administration and are only available to patients who do not sufficiently respond to systemic therapies including biologics. While these JAK inhibitors tend to have better efficacy than the two approved biologics, there are significant safety concerns including a boxed warning associated with JAK inhibitors.

We are aware of additional programs in development for AD, which are focused largely on biologic approaches. Late-stage programs include Galderma’s nemolizumab, an IL-31 antibody, and Eli Lilly’s lebrikizumab, an IL-13 antibody, which are under regulatory review for approval by the FDA. Lebrikizumab has been approved in the European Union as EBGLYSS. There are other companies that have product candidates in early-stage development for moderate-to-severe AD, including Anaptys Bio (ANB032), RAPT Therapeutics (RPT193), Nektar Therapeutics (rezpegaldesleukin), Aslan Pharmaceuticals (eblasakimab), Pfizer (etrasimod, PF-07275315 and PF-07264660), LEO Pharma (LEO 138559 and 152020), Akesobio (AK120), Connect Biopharma (rademikibart), Biosion (BSI-045B), Janssen (JNJ-67484703), Bayer (zabedosertib), Sanofi (rilzabrutinib), Apogee Therapeutics (APG777), InnoCare Pharma (ICP-332), Kymera Therapeutics (KTK-474), Q32 Bio (bempikibart) and GSK (GSK1070806).

Additionally, a new class of biologics is in clinical development targeting OX40, the same target as for STAR-0310. Amlitelimab (Sanofi) is an anti-OX40 ligand (OX40L) antibody that has started a Phase 3 trial. Rocatinlimab (Amgen) is an afucosylated OX40 receptor (OX40R) antibody currently in Phase 3 trials in AD. IMG-007 (Inmagene) is an OX40 receptor (OX40R) antibody in a proof-of-concept trial in AD.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business. This includes plans to pursue and maintain patent protection intended to cover the composition of matter of STAR-0215 and STAR-0310, their methods of use, and other related technologies and inventions that are important to our business. In addition to seeking patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

STAR-0215 Program

We own two patent families directed to STAR-0215. The first patent family is directed to the composition of matter of our product candidate STAR-0215 and its use in treating various plasma kallikrein associated disorders including HAE. This family includes applications filed in North America (such as Canada, the U.S., and Mexico), South America (such as Argentina and Brazil), Europe, Asia (such as China, Japan, and Korea), the Middle East (such as Israel, Saudi Arabia, United Arab Emirates, and Kuwait), and Australia. These applications, if granted, would expire in 2042, assuming all maintenance fees are paid. Depending upon the circumstances, additional patent term may be available in certain jurisdictions, e.g., the U.S. and Europe, via patent term extensions or supplementary protection certificates.

In the second patent family, we own one International (PCT) patent application directed to methods of treating various plasma-kallikrein associated disorders, including HAE, with specific dosing regimens of the STAR-0215 antibody. Any national or regional stage applications derived from this PCT application, if filed and granted, would expire in 2043, assuming all maintenance fees are paid. Depending upon the circumstances, additional patent term may be available in certain jurisdictions, e.g., the U.S. and Europe, via patent term extensions or supplementary protection certificates; however, only one patent directed to STAR-0215 may be extended.

Anti-OX40 Program

In our anti-OX40 program, we have in-licensed from Ichnos a U.S. provisional patent application directed to the composition of matter of our product candidate STAR-0310 and its use in treating AD and other disorders. Any non-provisional patent applications, if filed and granted, claiming priority to this application would expire in 2044, assuming all maintenance fees are paid. Depending upon the circumstances, additional patent term may be available in certain jurisdictions, e.g., the U.S. and Europe, via patent term extensions.

In addition, we have also in-licensed six patent families from Ichnos directed to telazorlimab and telazorlimab-containing formulations, and their use. In particular, we have in-licensed one patent family directed to the telazorlimab composition of matter and its use with patents granted in North America (such as Canada, the U.S., and Mexico), South America (such as Brazil and Chile), Europe (such as Germany, France, Italy, Spain, Switzerland, and the UK), Asia (such as China, Japan, and Korea), and Australia. These patents are expected to expire in 2032, assuming all maintenance fees are paid. In the remaining patent families, we have in-licensed four pending U.S. patent applications and three pending European patent applications directed to telazorlimab uses and formulations, which if granted will expire from 2039 to 2040.

The patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that our STAR-0215 and STAR-0310 product candidates will be protected or remain protectable by enforceable patents, even if issued. We cannot predict whether the patent applications we are currently pursuing will issue as granted patents in any particular jurisdiction or whether the claims of any granted patent will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries where we may elect to file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in granting a patent. A United States patent term may be shortened, if a patent is terminally disclaimed by its owner, over another patent.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that an issued United States patent covering STAR-0215 or STAR-0310 may be entitled to a patent term extension. If either of our STAR-0215 or STAR-0310 product candidates receives FDA approval, we intend to apply for a patent term extension, if available, to extend the term of the patent that covers the approved product candidate. We also intend to seek patent term extensions in any jurisdictions where they are available. However, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we may rely on other forms of regulatory and legislative non-patent exclusivity protection that are typically triggered by marketing approval of a product. In the United States, these include orphan drug exclusivity, pediatric exclusivity, new chemical entity exclusivity and, for biologics such as STAR-0215 and STAR-0310, reference product exclusivity. The European Union, which we refer to as the European Union or EU, and many other key markets outside the United States have comparable forms of such exclusivity. However, there is no guarantee that we will obtain any of these forms of exclusivity protection for STAR-0215, STAR-0310 or any future product candidate.

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

Manufacturing and Supply

We do not own or operate manufacturing facilities. We currently rely on third-party manufacturers and suppliers to make, package, label and distribute STAR-0215 and STAR-0310. We expect to continue to do so to meet our nonclinical, clinical and commercial needs for STAR-0215, STAR-0310, and any other product candidate. We plan to develop a drug device combination product for STAR-0215 and will need to rely on third-party contract manufacturers to manufacture any drug device combination product for STAR-0215 or any other product candidate. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities and have hired qualified individuals with significant development and manufacturing experience to oversee our relationships with our contract development and manufacturing partners. Our third-party manufacturers are required to manufacture STAR-0215, STAR-0310, and any future product candidates under current good manufacturing practices, or cGMPs, and other applicable laws and regulations. We have also adopted good inventory management and warehousing practices to minimize supply chain risks related to the manufacture of STAR-0215 and STAR-0310.

We have concluded process and formulation development for STAR-0215 and are set to start process characterization and subsequent validation. We believe we have scaled and optimized the process appropriately and continue to manufacture sufficient material to cover clinical needs. We are working on the development of the drug device and combination products for STAR-0215. Cell line, process and formulation development have begun for STAR-0310.

Human Capital

As of December 31, 2023, we had 59 full-time employees, 33 of whom were primarily engaged in research and development activities. A total of 14 of our full-time employees have Ph.D. degrees. None of our employees are represented by a labor union and we believe our relations with our employees are good.

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

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Biological products are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically secure the following:

●	completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	design of a clinical protocol and submission to the FDA of an IND which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;
●	submission to the FDA of a new drug application, or NDA, for a drug candidate product and a biologics license application, or BLA, for a biological product requesting marketing for one or more proposed indications;
●	review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
●	completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements to assure the product’s identity, strength, quality and purity;
●	completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA or BLA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

The IND and IRB Processes

An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or CMCs. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or to suspend an ongoing trial. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, a trial may only resume after the FDA has notified the sponsor that the trial may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the trial can proceed.

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

The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board committee. This group provides authorization for whether a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient INDs for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol.

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

Under the PHSA, sponsors of certain clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health. With the issuance of pre-notices for voluntary corrective action and several notices of non-compliance during the past two years, the FDA has signaled the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Clinical Studies Outside the United States in Support of FDA Approval

Sponsors frequently conduct clinical trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, there are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product candidate, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Generally, a sponsor must submit an initial pediatric study plan before the date on which the sponsor submits the required data and no later than either 60 days after the date of the end-of-phase 2 meeting or such other time as agreed upon between FDA and the sponsor. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

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

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission and review of most applications is subject to an application user fee, which may be substantial (for example, for federal fiscal year 2024 this application fee is approximately $4.05 million), and the sponsor of an approved application is also subject to an annual program fee, which for federal fiscal year 2024 is $416,734 per eligible prescription product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

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

The FDA’s Decision on an NDA or BLA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.” The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy.

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

●	Regenerative advanced therapy. With passage of the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, or HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

Biosimilars and Regulatory Exclusivity

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and it has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of first licensure of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA or BLA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. Orphan drug exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications. Orphan drug exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication for which we are seeking approval, or if our product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If a drug or biologic designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity, including orphan drug exclusivity. For drug products, the six month regulatory exclusivity may be attached to the term of any existing patent or regulatory exclusivity available under the Hatch-Waxman Act provisions of the FDCA. For biologic products, the six month period may be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of an application, plus the time between the submission date of an NDA or BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities, including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. While we are not a covered entity, as a business associate, we could be subject to penalties, including criminal penalties, and contractual damages if we knowingly obtain or further disclose PHI from a covered entity, such as a health care provider or clinical research site, and therefore we must ensure the proper authorizations are in place before we, or our vendors or business partners, obtain access to any PHI.

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

The California Consumer Privacy Act, or CCPA, imposes many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. Additionally, starting on January 1, 2023, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, including by expanding consumers’ rights, particularly with respect to certain sensitive personal information, and creating new principles, such as data minimization, purpose limitation and storage limitation. The CPRA also created a new state agency with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how they are interpreted and exemplify the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities.

In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states (such as Vermont) are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with GLP principles as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical Trial Approval in the European Union

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one European Union Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or the EMA, and available to clinical trial sponsors, competent authorities of the European Union Member States and the public.

Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted, which we refer to as the Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State concerned. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the European Union Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different European Union Member States, the competent authorities in each of these European Union Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

The Clinical Trials Regulation foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the Clinical Trials Regulation varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the Clinical Trials Regulation.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the Committee for Medicinal Products for Human Use, or CHMP, or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.

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

Marketing Authorization

In the EEA, medicinal products can only be commercialized after obtaining a marketing authorization. Marketing authorizations, or MAs, for medicinal products may be obtained through several different procedures founded on the same basic regulatory process.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Exceptional Circumstances

A MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the European Union Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Except conditional MAs, MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and, without incentives, it is unlikely that that the marketing of the product in the European Union would generate sufficient return to justify the necessary investment in its development. In addition to either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the sponsor’s medicinal product will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all European Union Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for trial protocols, European Union-wide authorization through the centralized marketing authorization procedure and a reduction or elimination of registration and marketing authorization fees. During the period of market exclusivity, a marketing authorization may not be granted in the European Union for a “similar medicinal product” to the authorized orphan product for the same indication, except in the following limited circumstances: (i) the marketing authorization holder for the original orphan medicinal product consents to the authorization of the second orphan medicinal product; (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product; or (iii) it is established that the second product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication The period of market exclusivity may be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the original orphan medicinal product no longer meets the criteria for orphan designation, including if it is sufficiently profitable not to justify maintenance of market exclusivity.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes, except that Northern Ireland will continue to broadly follow European Union laws as further described below. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol.

In February 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. The Windsor Framework was approved by the EU-UK Joint Committee in March 2023 and the UK government and the European Union will enact legislative measures to bring it into law. In June 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, is the primary legal instrument for the regulation of medicines in the United Kingdom. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide MAs from the EMA, and a separate MA will be required to market our product candidates in the United Kingdom. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new MA for Great Britain.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision in July 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.

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

In March 2010, President Obama signed the ACA into law. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or the IRA, has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

In June 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

In addition, at the federal level in the United States, in February 2023, CMS announced a model that would allow CMS to pay less for drugs and biologics approved through FDA’s accelerated approval pathway before a clinical benefit has been confirmed by the required confirmatory studies. If implemented, this would impact the price that CMS would pay for Medicare Part B drugs and biologics that fit within CMS’s criteria for lower payments.

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

Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program, such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; HIPAA, which imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program; the Foreign Corrupt Practices Act which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-United States officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the CMS, within the HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.astriatx.com, under “For Investors — Corporate Governance”.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing business environment that involves risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below, some of which have manifested and any of which may occur in the future, and in other sections of this Annual Report on Form 10-K and in our subsequent filings with the U.S. Securities and Exchange Commission, or SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business is entirely dependent on the success of STAR-0215 as a potential treatment for HAE and STAR-0310 as a potential treatment for AD.

Our business is entirely dependent on the success of STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the potential treatment of hereditary angioedema, or HAE, and STAR-0310, a potential best-in-class monoclonal antibody OX40 antagonist that incorporates YTE half-life extension technology in preclinical development for the potential treatment of atopic dermatitis, or AD. We presented results from a Phase 1a clinical trial of STAR-0215 in healthy subjects in December 2022, February 2023, November 2023 and February 2024. We initiated the Phase 1b/2 ALPHA-STAR trial of STAR-0215 in patients with HAE in February 2023. We expect to report initial proof-of-concept data in patients with HAE in the first quarter of 2024. If the results from ALPHA-STAR are positive, we expect to progress STAR-0215 directly to a Phase 3 pivotal trial which we anticipate initiating in the first quarter of 2025. We also expect to submit an investigational new drug application, or IND, for STAR-0310 by the end of 2024 and, if the IND is cleared, we anticipate initiating a Phase 1a clinical trial of STAR-0310 in healthy subjects in the first quarter of 2025 and reporting initial results from the Phase 1a clinical trial in the third quarter of 2025, including PK and PD data and early signals on safety and tolerability. Assuming positive results from the Phase 1a clinical trial, we plan to initiate a Phase 1b clinical trial of STAR-0310 in patients with AD in the second half of 2025 and would expect to report results from such trial in the second quarter of 2026. We cannot give any assurance that we will generate preclinical, clinical or other data for STAR-0215 or STAR-0310 sufficiently supportive to receive regulatory approval, which will be required before either can be commercialized. We may, among other things, experience difficulties with patient recruitment, enrollment and retention, quality and provision of materials and supplies necessary to manufacture sufficient quantities of drug product to meet our preclinical study and clinical trial needs on a timely basis, or safety signals or pharmacodynamic, pharmacokinetic or efficacy data that does not align with our target profile for STAR-0215 or STAR-0310. STAR-0215 and STAR-0310 will require significant preclinical, clinical and nonclinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales.

We plan to develop a drug device combination for STAR-0215. There is no assurance that we will be successful in developing a drug device combination on a timely basis or at all, which could impede our development and commercialization strategy for STAR-0215. The U.S. Food and Drug Administration, or FDA or other comparable foreign regulatory authorities could require nonclinical studies or clinical trials to support introduction of a drug device combination, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay approval of STAR-0215 and jeopardize our ability to commence product sales and generate revenue from STAR-0215, if approved.

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

Interim topline, initial proof-of-concept and preliminary data from our clinical trials that we announce or publish from time to time may change as more study participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim topline, initial proof-of-concept or preliminary data from our clinical trials. Interim data or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data we previously published. As a result, interim topline, initial proof-of-concept and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim or preliminary data and final data could significantly harm our reputation and business prospects.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and results of later stage clinical trials may not enable marketing approval.

The outcome of preclinical studies and early clinical trials, along with interim results from clinical trials, may not be predictive of the success of later clinical trials and may not be supportive of moving into later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant clinical and regulatory delays or setbacks in late-stage clinical trials after achieving positive interim or final results in preclinical studies or early development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support advancing into later clinical trials or approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial or trials to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities, as the case may be, may disagree and not grant marketing approval of our product candidates.

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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining approval from the FDA of a biologics license application, or BLA, which would be required for approval of STAR-0215 and STAR-0310, or a new drug application, or NDA. Comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, require similar approvals. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy in humans of any product candidate that we may choose to develop before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials we initiate will be conducted as planned or completed on schedule, or at all. In addition, in the case of STAR-0215, for which we have designed our clinical trials, and plan to design future trials, with the goal of demonstrating that it can be dosed in HAE patients every three months or potentially less frequently, clinical trials will necessarily be longer given the length of time between doses in the trials. We also expect that later stage clinical trials we conduct for STAR-0310 will be larger and more expensive when compared to those we are conducting for STAR-0215 because AD, the indication for which we are developing STAR-0310, is not a rare disease. Further, the clinical development of product candidates is susceptible to the risk of failure or significant delays at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, failure to utilize clinically appropriate efficacy or safety targets or measurements in a clinical trial for the disease or patient population being studied, failure to have a sufficient number of patients in a clinical trial to establish sufficient safety or efficacy to enable moving into a later stage clinical trial (such as a Phase 3 trial) or regulatory approval, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, failure to enroll a sufficient number of patients on a timely basis or at all, failure to retain a sufficient number of patients to complete any of our trials, determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable, or the need to conduct additional studies or add cohorts to a trial before advancing into the next stage of development. Certain of these risks are heightened in the context of drug development for treatments for rare diseases, in which non-traditional study designs, and often smaller trials are utilized, to demonstrate efficacy and safety, including open-label studies, single arm studies, non-inferiority studies, studies utilizing active comparators or studies utilizing natural history data, biomarkers or other forms of surrogate endpoints, may be utilized due to the challenges inherent in designing and conducting clinical trials for severe diseases with small patient populations. In addition, we may amend the clinical trial protocol to address any issues that we observe as a trial is progressing, including in response to factors impacting safety and the data collected or to adapt the study design to include more clinically appropriate safety or efficacy targets or measurements, or we may be required to make certain changes to clinical trial protocols in response to issues raised by the FDA, the institutional review board, or IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and could delay, interrupt, or limit the conduct of the clinical trial. If we terminate or experience delays in the completion of any clinical trials, the commercial prospects for our product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

It is possible that even if a product candidate that we choose to develop has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in any clinical trials we conduct, we may fail to detect toxicity of or intolerability caused by a product candidate, or mistakenly believe that a product candidate is toxic or not well tolerated when that is not in fact the case. We have not previously submitted an NDA or BLA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Moreover, developing biologics is highly complex and any delay or problems in such development, including with third party contract manufacturers that we use to make and develop the drug substance and drug substance for our product candidates, may impede our ability to successfully complete clinical development of STAR-0215, and successfully initiate and complete clinical development of STAR-0310 or any future biologic product candidates we pursue and obtain FDA approval in a timely manner, if at all. Any inability to complete clinical development successfully could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to modify our trial designs, such as required modifications with respect to patient populations, endpoints, comparators or trial duration, (2) we, or any future collaborators, are required to conduct additional clinical trials or other testing of a product candidate beyond the trials and testing that we, or they contemplate, (3) we, or any future collaborators, are unable to successfully commence on a timely basis or complete clinical trials of a product candidate or other testing, (4) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (5) there are unacceptable safety concerns associated with a product candidate, we, or any future collaborators, may:

●	be delayed in obtaining marketing approval for such product candidate;
●	not obtain marketing approval at all;
●	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

●	obtain marketing approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings:
●	be subject to additional post-marketing testing or other requirements, such as a Risk Evaluation and Mitigation Strategy, or REMS, program; or
●	be required to remove the product from the market after obtaining marketing approval.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, a product candidate could cause us, any future collaborators, an IRB or regulatory authorities to interrupt, delay or halt clinical trials of one or more of such product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any such product candidate is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many product candidates that initially showed promise in clinical or earlier stage testing have later been found to cause adverse events or undesirable or unexpected side effects that prevented further development of the product candidates.

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

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of a product candidate, including:

●	clinical trials may produce unfavorable, inconclusive or insufficient results;
●	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials, expand clinical trials or abandon product development programs;
●	the number of patients required for clinical trials may be larger than we, or any future collaborators, anticipate, particularly with respect to STAR-0310, which is being developed as a potential treatment for AD which, unlike HAE, is not a rare disease;
●	patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate, particularly with respect to STAR-0215, which is being developed as a potential treatment for HAE, a rare disease, which has a significant number of approved products and products in clinical development, or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate or the duration of these clinical trials may be longer than we anticipate;
●	the cost of planned clinical trials may be greater than we anticipate;
●	our third-party contractors or those of any future collaborators, including those manufacturing such product candidate or components or ingredients thereof, including a suitable presentation of a product candidate, such as a pre-filled syringe, or any drug device combination for a product candidate, or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements, program timelines or meet their contractual obligations to us or any future collaborators in a timely manner or at all;

●	regulators or IRBs may not authorize us, any future collaborators or our or their investigators to commence, conduct or continue a clinical trial at a prospective trial site or may not approve a protocol amendment to an ongoing clinical trial;
●	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
●	we, or any future collaborators, may have to delay, suspend or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, or restrictions imposed by applicable governmental authorities due to public health crises, pandemics or epidemics;
●	regulators or IRBs may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
●	the FDA or comparable foreign regulatory authorities may disagree or subsequently find fault with our, or any future collaborators’, clinical trial designs, including the size of the trials or inclusion or exclusion criteria, or our or their interpretation of data from preclinical studies and clinical trials or may require us to conduct a comparator trial in lieu of a placebo-controlled trial;
●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical, commercial supplies or drug device combinations for our product candidates;
●	we are unable to develop or obtain a supplier for a suitable drug device combination for STAR-0215, or any other product candidate for which we seek to develop a drug device combination, that meets the requirements of the FDA or comparable foreign regulatory authorities;
●	adequacy of or changes in our manufacturing process or the product formulation or method of delivery;
●	the supply or quality of drug product or drug substance, raw materials or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We are planning to conduct clinical trials outside of the United States, which are subject to the risks set forth above, and certain additional risks, such as unforeseen global instability, including political instability or geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine and the conflict in the Middle East), terrorist activity, unstable governments and legal systems, natural disasters or instability from public health crises, pandemics and epidemics, in or around any countries in which we conduct clinical trials. Such additional risks could affect our ability to enroll patients in clinical trials in these countries, prevent patients already enrolled from completing such clinical trials, and/or cause other trial delays or otherwise adversely impact such clinical trials.

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

Our ability to successfully initiate and complete any clinical trial for STAR-0215 as a potential treatment for HAE, including our planned Phase 3 pivotal trial, assuming favorable results from the Phase 1b/2 ALPHA-STAR trial, for STAR-0310 as a potential treatment for AD, including the Phase 1a clinical trial we plan to begin in 2025 (assuming we successfully and timely submit an IND by the end of 2024), or for any other future product candidate for the potential treatment of any rare disease or any other indication will be dependent upon our ability to enroll, and maintain the enrollment of, a sufficient number of patients with such disease, which will be subject to a number of risks and uncertainties. For example, rare diseases, including HAE, have small patient populations and often have only a limited number of specialist physicians that regularly treat such patients. Further, these specialized sites typically treat a range of diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials. In addition, approved products are available for the treatment of HAE, and additional products may become commercially available during the clinical development of

STAR-0215, and therefore patients and their healthcare providers may feel satisfied with their treatments. As a result, patients may not feel the need to participate in a clinical trial for another product candidate for the same disease or the criteria for the trial may not allow patients on such other therapies to enroll in the trial. Additionally, in the case of HAE, diagnosis is often delayed from onset of symptoms and patients that might be eligible for enrollment in our trials may not have been diagnosed and therefore are unaware of such eligibility. Finally, other companies are and will be conducting clinical trials in HAE or may have announced plans for future clinical trials for HAE that are seeking, or are likely to seek, to enroll patients with the disease and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients in our clinical trials in HAE, and to maintain the enrollment of enough patients, to complete such clinical trials.

The clinical trials that we may conduct may also have inclusion and exclusion criteria that further limit the population of patients that we are able to enroll. In the case of HAE trials, the inclusion criteria may require that participants have had a certain number of attacks that occur within a defined period of time prior to being able to participate in the trial, which may impact or slow enrollment in the trial. For example, in the case of our planned Phase 3 pivotal trial for STAR-0215, we expect that, similarly to the Phase 1b/2 ALPHA-STAR trial, the inclusion criteria will require participants to have had a certain number of attacks that occur within a defined period of time prior to being able to participate in the trial, which may impact or slow enrollment in the trial. These inclusion or exclusion criteria could limit the available patient pool and present challenges to clinical trial enrollment.

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

We have conducted and intend to conduct certain of our clinical trials globally. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans may be delayed, which could materially harm our business.

We have conducted and intend to continue conducting certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where foreign clinical trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the clinical trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it could result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

●	additional foreign regulatory requirements;
●	foreign exchange fluctuations;

●	compliance with foreign manufacturing, customs, shipment and storage requirements;
●	cultural differences in medical practice and clinical research;
●	diminished protection of intellectual property in some countries; and
●	interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

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

The development and commercialization of new drug products is highly competitive. If we successfully develop and commercialize any of our product candidates, we and any future collaborators will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of the entities developing and marketing potentially competing products have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and commercialization. Even if we are able to successfully develop and commercialize a product, our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than our product.

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

On-demand and preventative HAE therapies target one of three primary mechanisms. BERINERT, HAEGARDA, RUCONEST and CINRYZE are C1-INH replacement therapies. FIRAZYR is a bradykinin receptor, or B2R, antagonist, and KALBITOR, TAKHZYRO and ORLADEYO target plasma kallikrein. TAKHZYRO is a monoclonal antibody and KALBITOR and ORLADEYO are small molecule inhibitors.

On-demand therapies are taken as needed; BERINERT and RUCONEST are IV infusions approved for adult and pediatric patients, FIRAZYR is an SC injection, approved for adults 18 and older, and KALBITOR is a series of three SC injections, approved for patients 12 years and older. KALBITOR must be administered by a healthcare professional to monitor for the risk of anaphylactic reactions.

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

We are aware of additional programs in development for HAE, which are focused largely on preventative approaches. For example, CSL Behring’s garadacimab (CSL312), a factor XIIa-inhibitory monoclonal antibody, or FXIIa mAb, has completed Phase 3 development for preventative treatment and submitted regulatory applications for marketing approval in the United States and the European Union. Ionis Pharmaceuticals, Inc.’s donidalorsen (IONIS-PKK-LRx), an antisense inhibitor of prekallikrein synthesis has also completed Phase 3 development for preventative treatment. Pharvaris is developing two oral treatments, both of which are small molecule inhibitors of B2R: PHVS416, which has completed Phase 2 development for on-demand treatment and for preventative treatment, and PHVS719, which is in Phase 1 development for preventative treatment. KalVista Pharmaceuticals, Inc. has an oral small molecule plasma kallikrein inhibitor sebetralstat (KVD900) for on-demand treatment of HAE that has completed Phase 2 development (the Phase 2 trial for KVD824 for preventative treatment was terminated). Intellia Therapeutics is in Phase 1/2 trials for NTLA-2002, a CRISPR knockout of the prekallikrein gene KLKB1. BioMarin Pharmaceutical Inc. is in Phase 1/2 trials for BMN 331, a C1-INH gene therapy. ADARx Pharmaceuticals, Inc. has begun a Phase 1b clinical trial for ADX-324, a prekallikrein siRNA inhibitor. Preclinical development programs for preventative treatment include KalVista’s oral FXIIa inhibitor and Kyowa Kirin and Pharming’s ex vivo hematopoietic stem cell gene therapy (OTL-105).

We are developing STAR-0310 for the treatment of moderate-to-severe AD. The key competitive factors affecting the success of STAR-0310, if approved, are likely to be its safety and tolerability, efficacy, frequency of dosing, method of administration, convenience, price, and the availability of coverage and reimbursement from government and other third-party payors. In the United States, the FDA has approved two oral JAK inhibitors for the treatment of AD: RINVOQ and CIBINQO, and in the European Union OLUMIANT is also approved for the treatment of AD. Additionally, the FDA has approved two biologics for the treatment of AD: DUPIXENT and ADBRY. Standard of care also includes systemic steroids and topical medications which can treat symptoms but do not address underlying disease. Moderate-to-severe patients who do not respond to topical prescription therapies typically turn to biologics as their next option, and, subsequently, to JAK inhibitors.

Both DUPIXENT and ADBRY are administered subcutaneously every two weeks, and work by targeting the Th2 inflammatory pathway (IL-4/13, and IL-13, respectively). RINVOQ and CIBINQO require daily oral administration and are only available to patients who do not sufficiently respond to systemic therapies including biologics. While these JAK inhibitors tend to have better efficacy than the two approved biologics, there are significant safety concerns including a boxed warning associated with JAK inhibitors.

We are aware of additional programs in development for AD, which are focused largely on biologic approaches. Late-stage programs include Galderma’s nemolizumab, an IL-31 antibody, and Eli Lilly’s lebrikizumab, an IL-13 antibody, which are under regulatory review for approval by the FDA. Lebrikizumab has been approved in the European Union as EBGLYSS. There are other companies that have product candidates in early-stage development for moderate-to-severe AD, including Anaptys Bio (ANB032), RAPT Therapeutics (RPT193), Nektar Therapeutics (rezpegaldesleukin), Aslan Pharmaceuticals (eblasakimab), Pfizer (etrasimod, PF-07275315 and PF-07264660), LEO Pharma (LEO 138559 and 152020), Akesobio (AK120), Connect Biopharma (rademikibart), Biosion (BSI-045B), Janssen (JNJ-67484703), Bayer (zabedosertib), Sanofi (rilzabrutinib), Apogee Therapeutics (APG777), InnoCare Pharma (ICP-332), Kymera Therapeutics (KTK-474), Q32 Bio (bempikibart) and GSK (GSK1070806).

Additionally, a new class of biologics is in clinical development targeting OX40, the same target as for STAR-0310. Amlitelimab (Sanofi) is an anti-OX40 ligand (OX40L) antibody that has started a Phase 3 trial. Rocatinlimab (Amgen) is an afucosylated OX40 receptor (OX40R) antibody currently in Phase 3 trials in AD. IMG-007 (Inmagene) is an OX40 receptor (OX40R) antibody in a proof-of-concept trial in AD.

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

Our potential future competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and commercializing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, or as a result of the development of drug products that have more convenient dosing regimens. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have limited financial and managerial resources and are focused on the clinical development of STAR-0215 as a potential treatment for HAE, a rare disease with unmet medical need, and the preclinical and clinical development of STAR-0310 as a potential treatment for AD. We would expect that development of any other future product candidate would also be for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support the submission of an IND in the United States, or similar applications in other jurisdictions, including clinical trial application, or CTA, submissions in the European Union. Such studies are complex and may be subject to delays or increased costs due to our dependence upon third parties to assist us with such studies and the ability to source raw materials and the appropriate animals, including non-human primates, so that we can conduct such testing. There is currently a global shortage of non-human primates available for drug development. If the shortage continues, this could increase the cost of conducting our preclinical development and could also result in delays to our development timelines. In the event that the FDA or comparable foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other FDA requests or other requests of comparable foreign regulatory authorities prior to commencing clinical trials, the start of our clinical trials may be delayed or take longer to complete. Even after we receive and incorporate guidance from the FDA or comparable foreign regulatory authorities, such authorities may not agree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications, including CTA submissions in the European Union, will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin or that we can meet the requirements imposed by such authorities for beginning such trials on a timely basis or at all.

In addition, any future research programs to identify new product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new product candidates. If we are unable to identify suitable additional compounds or biologics for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

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

Clinical trials of product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that clinical trials for STAR-0215, STAR-0310 and any other future product candidate, or those of any future collaborator, may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur.

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

Efforts to educate the medical community and third-party payors on the benefits of future product candidates may require significant resources and may not be successful. If STAR-0215, STAR-0310 or any other future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of STAR-0215, STAR-0310 or any other future product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to existing approved treatments or alternative treatments, including the convenience and ease of administration compared to alternative treatments;
●	the prevalence and severity of any side effects;
●	the clinical indications for which the product is approved;
●	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy and whether there is an existing standard of care;
●	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	the strength of sales, marketing, market access and distribution support;

●	the approval of other new products for the same indications;
●	changes in the standard of care for the targeted indications for the product;
●	the timing of market introduction of our approved products in relation to competitive products;
●	availability and amount of reimbursement from government payors, managed care plans and other third-party payors, along with any protocols implemented by such entities that require the use of competitive products prior to providing reimbursement for any of our product candidates, if approved;
●	adverse publicity about the product or favorable publicity about competitive products; and
●	potential product liability claims.

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

We currently do not have a sales, marketing or distribution infrastructure. To achieve commercial success for any approved product, we would need to either develop a sales and marketing organization or outsource these functions to third parties. We expect to use a combination of focused in-house sales and marketing capabilities and third-party collaboration, licensing and distribution arrangements to sell any products that receive marketing approval.

We generally expect that we would seek to retain full commercialization rights in the United States for products that we can commercialize with a specialized sales force and to retain co-promotion or similar rights when feasible in indications requiring a larger commercial infrastructure. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, at such time as we need to, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to a product, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

We generally expect to collaborate or partner with third parties for commercialization outside the United States and both inside the United States and outside the United States for any products that require a large sales, marketing, reimbursement and product distribution infrastructure, such as STAR-0310 if approved for the treatment of moderate-to-severe AD. We would do so through collaboration, licensing and distribution arrangements. As a result of entering into arrangements with third parties to perform sales, marketing, reimbursement and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

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

In December 2022, Congress clarified through the Food and Drug Omnibus Reform Act, or FDORA, that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. More recently, in October 2023, the FDA issued its first interchangeable exclusivity determination under the BPCIA.

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

Nonetheless, the approval of biosimilar products referencing any of our product candidates would have a material adverse impact on our business due to increased competition and pricing pressures. Moreover, the ultimate impact, implementation and meaning of the BPCIA are subject to uncertainty, and any new regulations, guidance, policies or processes adopted by the FDA to implement the law could have a material adverse effect on the future commercial prospects for our biological products.

For more information on biosimilars and regulatory exclusivity for biologic drugs in the United States, please see the section of this Annual Report on Form 10-K entitled “Business—Government Regulation and Product Approval—Biosimilars and Regulatory Exclusivity.”

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our future products that receive marketing approval through the NDA pathway, or such authorities do not grant such future products appropriate periods of non-patent exclusivity before approving generic versions of our products, our sales could be adversely affected.

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

Our operations, and those of third-party research institution collaborators, contract research organizations, or CROs, contract manufacturing operations, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health crises, pandemics or epidemics, such as the COVID-19 pandemics, and other natural or man-made disasters or business interruptions, for which we may be partly uninsured, as well as impacts of geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine and the conflict in the Middle East), terrorist activity and unstable governments and legal systems. In addition, we expect that we will rely on third-party research institution collaborators for conducting research and development of STAR-0215, STAR-0310 and any other future product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could delay completion of any clinical trials for such product candidates, seriously harm our operations and financial condition and increase our costs and expenses.

We are subject to risks associated with public health crises, pandemics and epidemics.

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, may significantly disrupt our business. Such events pose the risk that we or our employees, contractors, suppliers, or other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our contractors, suppliers, and other partners.

The development of STAR-0215, STAR-0310 or any other future product candidates could be negatively impacted by public health crises, pandemics or epidemics for a variety of reasons, including delays of the initiation, recruitment and overall timing of clinical trials, delays at the FDA and other regulatory authorities, the disruption or delays of regulatory or manufacturing activities, including due to facility shut downs, capacity constraints at third party manufacturers and increased costs or the inability to source key raw materials, or other adverse effects that negatively impact our business or operations.

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

Measures taken by governments, actions taken to protect employees and the broad impact public health crises, pandemics or epidemics would have on all business activities may materially and adversely affect our business, results of operations and financial condition.

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

Although we maintain general liability insurance and clinical trial liability insurance that we believe is customary and adequate, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of any future product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We are continuing to conduct clinical trials, preclinical and nonclinical studies, including our Phase 1b/2 ALPHA-STAR trial, which we initiated in February 2023, our ALPHA-SOLAR trial, a long-term open-label clinical trial assessing the long-term safety and efficacy of STAR-0215, and preparatory work for our potential Phase 3 pivotal trial, assuming favorable results from the Phase 1b/2 ALPHA-STAR trial, and preclinical and nonclinical studies to support the submission of an IND for STAR-0310 by the end of 2024. Additionally, we are ramping up manufacturing of clinical supplies for STAR-0215 and plan to begin the development of drug device combinations for our potential Phase 3 pivotal trial and commercialization of STAR-0215. We expect that our expenses will increase substantially as a result of all of these activities. We will need to raise additional capital in order to fund activities for STAR-0215 beyond our planned Phase 3 pivotal trial, and for STAR-0310, for activities beyond our planned Phase 1a trial and for any development of STAR-0310 outside of AD. In addition, we may in the future initiate new research, preclinical and clinical development efforts, and seek marketing approval, for other product candidates, and would expect our expenses to increase in connection with each of these activities. If we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. In addition, while we may seek one or more collaborators for future development of our product candidates, we may not be able to enter into a collaboration for any of our product candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

Accordingly, we will be required to obtain substantial additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional funding may not be available to us on acceptable terms, on a timely basis or at all, impacting our ability to execute on our strategic plans. General economic conditions, both inside and outside the United States, including heightened inflation, capital market instability and volatility, interest rate and currency rate fluctuations, and economic slowdown or recession as well as pandemics, epidemics and geopolitical events, including civil or political unrest (such as the war between Ukraine and Russia and the conflict in the Middle East), have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Our failure to raise capital on acceptable terms as and when needed may force us to delay, reduce or eliminate our research and development programs or any future efforts to seek approval for and commercialize products, and would have a material adverse effect on our business, results of operations, financial condition and ability to pursue our business strategy.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of STAR-0215 and STAR-0310, including (i) for STAR-0215, support for all program activities through completion of a planned Phase 3 pivotal trial, and (ii) for STAR-0310, the anticipated submission of an IND and the initiation and completion of the planned Phase 1a clinical trial of healthy subjects (and any related anticipated milestone payments under a license agreement, or the License Agreement, that we entered into with Ichnos Sciences SA and Ichnos Sciences Inc., or collectively Ichnos, in October 2023). Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	our ability to meet our overall timing expectations for STAR-0215 and STAR-0310;
●	the progress, timing, costs and results of clinical trials of, and research, preclinical and clinical development, and manufacturing efforts for, STAR-0215, STAR-0310 and any other future product candidates, including potential future clinical trials and all activities necessary to initiate and conduct clinical trials;

●	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of the evaluation, selection, testing and scale up activities related to developing a drug device combination for STAR-0215, or any other product candidate for which we seek to develop a drug device combination, for late-stage clinical trials and commercialization to the extent such costs are not the responsibility of any future collaborators;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, scaling up the manufacturing of drug substance and drug product to clinical and commercial scale, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our products, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to STAR-0215 in HAE and with respect to STAR-0310 in AD;
●	our headcount growth and associated costs;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;and
●	the costs of operating as a public company.

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

Our losses from operations were $83.0 million and $53.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $580.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of preferred stock before we became a public company and our private placement of preferred stock in February 2021, which we refer to as the February 2021 Financing, registered offerings of our common stock and/or warrants, and our at-the-market offering programs, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will continue to incur significant expenses and operating losses and we may incur increased expenses if and to the extent we:

●	initiate and continue research and preclinical and clinical development efforts for STAR-0215, STAR-0310 and any other future product candidates;
●	seek to identify and develop any other future product candidates;
●	seek regulatory and marketing approvals for STAR-0215, STAR-0310 and any other future product candidate that successfully completes clinical trials, in the United States and other markets;
●	establish sales, marketing, market access, distribution, supply chain and other commercial infrastructure in the future to commercialize products for which we may obtain marketing approval, if any;
●	require the manufacture of larger quantities of STAR-0215, STAR-0310 and any other future product candidates for clinical development and potentially commercialization;
●	implement changes in product candidate manufacturing or formulation;
●	develop drug device combinations for STAR-0215, or any other product candidate for which we seek to develop a drug device combination, for late-stage clinical trials and commercialization;
●	maintain, expand and protect our intellectual property portfolio; and
●	hire and retain additional personnel or add information systems, equipment or physical infrastructure to support our operations.

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

We will need to raise additional capital to develop and commercialize STAR-0215 and STAR-0310 or to acquire, develop and commercialize any other future product candidates or to pursue other strategic options. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders’ ownership interests may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. For example, in connection with our acquisition of Quellis Biosciences, Inc., or Quellis, in January 2021 and our February 2021 Financing, we issued an aggregate of 86,077 shares of Series X, of which 53,532 shares of Series X Preferred Stock automatically converted into 8,921,966 shares of our common stock upon the stockholder approval of the conversion of the Series X Preferred Stock into common stock in June 2021. Subsequently, an additional 1,438 shares have converted into 239,608 shares of common stock. The remaining 31,107 shares of Series X Preferred Stock are convertible into 5,184,591 shares of common stock at the election of the holders thereof, subject to certain beneficial ownership limitations. In addition, our June 2018, February 2019 and October 2023 registered offerings of common stock and common stock warrants and our January 2020, December 2022 and February 2024 registered offerings of common stock were highly dilutive to existing stockholders’ ownership interests. Further, exercise of the common stock warrants sold in our June 2018, February 2019 and October 2023 offerings could result in additional dilution upon exercise.

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

Collaborations are complex and time-consuming to negotiate and document. Further, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. In addition, any collaboration agreements that we enter into in the future may contain, restrictions on our ability to enter into potential collaborations or to otherwise develop specified compounds or biologics.

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

We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct ongoing and planned preclinical studies and clinical trials of STAR-0215, STAR-0310 or any other future product candidates. Any of these third parties could terminate its engagement with us under certain circumstances or encounter, for example, business challenges, such as a loss of business, public health crises, pandemics or epidemics, such as the COVID-19 pandemic, or the impacts of geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine and the conflict in the Middle East), or enter into transactions, such as business combinations, that temporarily or permanently impact the amount or type of resources that they are able or willing to devote to our engagement. We might not be able to enter into alternative arrangements or do so on commercially reasonable terms or on a timely basis. In addition, there is a natural transition period when a new CRO begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected preclinical and clinical development timelines and harm our business, financial condition and prospects.

Further, our reliance on these third parties for preclinical and clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a CRO for a trial of a product candidate, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and most other comparable regulatory authorities outside the United States require us to comply with standards, commonly referred to as current GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA and other comparable regulatory authorities outside the United States enforce these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or any of our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other comparable regulatory authorities outside the United States may require us to perform additional clinical trials before approving a product candidate, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA or other comparable regulatory authorities outside the United States will determine that any of our clinical trials comply with GCPs. Similar standards, known as Good Laboratory Practices, apply to preclinical studies and nonclinical trials and other studies. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Other regions, including the European Union, have similar requirements. The failure to comply with these registration and posting requirements can result in fines, adverse publicity and civil and criminal sanctions.

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

We currently have no manufacturing facilities and rely on third-party contract manufacturers to manufacture all of our preclinical product candidate supplies and clinical trial product supplies and will need to rely on third-party contract manufacturers to manufacture any commercial supply or drug device combination for a product candidate. We are also using a contract manufacturer to build the master cell bank that will be necessary for the manufacture of STAR-0310, which we in-licensed in October 2023. We do not own, nor do we plan to own, any manufacturing facilities. There can be no assurance that our preclinical, clinical and commercial development product supplies, including drug substance, drug product, planned drug device combinations, or the master cell bank for STAR-0310, that are being manufactured by third parties will not be delayed, limited or interrupted, or be of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing pharmaceutical products and, in particular, biologics is complex, highly regulated, and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and use of excipients which may, among other things, impact shelf life and present concerns with process controls. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party contract manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.

If the contract manufacturers we engage are unable to supply us with sufficient preclinical or clinical quality and quantities of our product candidates, drug device combinations for our product candidates, or to build the master cell bank for STAR-0310, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new or additional manufacturers. In particular, any replacement of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We currently rely on single source third-party manufacturers and suppliers for the antibodies used to make STAR-0215, STAR-0215 drug product and to label and pack STAR-0215, and we expect to continue to do so to meet our nonclinical, clinical and commercial needs for STAR-0215, STAR-0310, and any other product candidate, which exacerbates these and other related risks for us. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials or drug components for our preclinical and clinical product supplies. We may be unable to obtain raw materials or drug components for an indeterminate period of time if any of our third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with current good manufacturing practices, or cGMPs, contaminations, business interruptions, or labor shortages or disputes, or if we were to terminate our relationship with any of our third-party suppliers or manufacturers for any reason. For example, we are utilizing a Chinese contract development and manufacturing organization, or CDMO, for the process and product development for STAR-0310 and proposed legislation has been introduced in Congress that could prohibit U.S. companies that receive U.S. government funding from contracting with certain Chinese companies, which given the political complexities could, even though we have not received government funding to date, cause us to reevaluate our relationship with our Chinese CDMO. Suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control. We cannot be sure that single source suppliers for our raw materials or drug components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these raw materials or components for our intended purpose. If current or future suppliers are delayed or unable to supply sufficient raw materials or components to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers.

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

Further, our reliance on third-party manufacturers exposes us to risks beyond our control, including the:

●	inability to meet our drug specifications, quality requirements or drug device combination requirements consistently;
●	inability to initiate or continue preclinical studies or clinical trials of product candidates or drug device combinations under development;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	costs and validation of new equipment and facilities required for scale-up;
●	inability of our third-party manufacturers to execute process development, manufacturing, technology transfers, manufacturing procedures and other logistical support requirements appropriately or on a timely basis;
●	manufacturing and drug quality issues, including related to scale-up of manufacturing;
●	failure to comply with cGMPs and similar foreign standards;
●	reliance on a limited number of sources, and in some cases, potentially single sources for drug components and raw materials, such that if we are unable to secure a sufficient supply of these drug components and raw materials, we will be unable to manufacture and sell our future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
●	price increases or decreased availability of drug components or raw materials;
●	lack of qualified backup suppliers for those components and raw materials that are purchased from a sole or single source supplier;
●	inability to negotiate development and manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	breach, termination or nonrenewal of development and manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	disruption of operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including supply chain issues, capacity constraints, transportation and labor disruptions, global competition for resources, the bankruptcy of the manufacturer or supplier, a business combination or strategic transaction involving the manufacturer or supplier, the issuance of an FDA Form 483 notice or warning letter and/or general economic conditions, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession;
●	disruptions of operations caused by geopolitical events, including civil or political unrest (such as the war between Ukraine and Russia and the conflict in the Middle East), terrorist activity, insurrection or other wars or significant conflicts, unstable governments and legal systems man-made or natural disasters or public health crises, pandemics and epidemics, including, for example, the COVID-19 pandemic;
●	carrier disruptions or increased costs that are beyond our control, including increases in material, labor or other manufacturing-related costs or higher supply chain logistics costs;
●	failure to deliver our drugs under specified storage conditions and in a timely manner; and

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to STAR-0215, STAR-0310 and any other future product candidates. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. See the section “Business — Intellectual Property” for more details regarding our STAR-0215 and STAR-0310 patent portfolio. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our products and product candidates. The enforcement, defense and maintenance of such patents and other intellectual property rights may be challenging and costly.

We cannot be certain that any patent application directed to our current or future product candidates will be issued in a form that provides us with adequate protection to prevent competitors from developing competing products. As a biopharmaceutical company, our patent position is uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biopharmaceutical patents. Consequently, patents may not issue from any applications that are currently pending or that we file in the future. As such, we do not know the degree of future protection that we will have for our product candidates and their use. The scope of patent protection that the USPTO and foreign patent offices will grant with respect to our product candidates is uncertain. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. For example, it is possible that the USPTO and foreign patent offices will not allow broad antibody claims that specifically cover our STAR-0215 and STAR-0310 product candidates and antibodies closely related to them. As a result, upon receipt of FDA approval, or regulatory approval in foreign jurisdictions, competitors may be free to market antibodies almost identical to ours, including biosimilar antibodies, thereby decreasing our market share. However, a competitor cannot submit to the FDA an application for a biosimilar product based on STAR-0215, STAR-0310 or any future biologic products until four years following the date of approval of our “reference product,” and the FDA may not approve such a biosimilar product until 12 years from the date on which the reference product was approved. See the section “Business — Government Regulation and Product Approval — Biosimilars and Regulatory Exclusivity” for more details regarding biosimilar regulatory exclusivities.

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

If we do not obtain protection under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and similar non-United States legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.

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

Our ability to develop and commercialize our STAR-0310 program is heavily dependent on an in-license to patent rights and other intellectual property granted to us by Ichnos. In October, 2023, we entered into the License Agreement with Ichnos, pursuant to which Ichnos granted us an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab and also referred to by Ichnos as “ISB 830” as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by Ichnos as “ISB 830-X8”. We are developing STAR-0310, which was engineered from ISB 830-X8 with YTE half-life extension technology modification, for AD and potentially for other allergic and immunological diseases. STAR-0310 is currently in preclinical development. Ichnos has also agreed not to develop or commercialize any product that directly modulates the OX40 receptor.

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

License agreements we may enter into in the future may be non-exclusive, or may not include all territories or fields of use of interest to us. Accordingly, third parties may also obtain licenses from such licensors to the same intellectual property rights they have licensed to us. As a result, the licenses granted to us may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our product candidates, which may permit competitors to develop and commercialize a competitive product.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States and other countries could increase those uncertainties and costs. For example, the Leahy-Smith America Invents Act of 2011, or the Leahy-Smith Act, included a number of significant changes to United States patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, for example, via post grant review and inter partes review proceedings at the USPTO. In addition, the Leahy-Smith Act transformed the United States patent system into a “first to file” system. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one European Union Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the European Union Member States and the public. We are seeking approval of our ongoing STAR-0215 clinical trials, and if the results from the ALPHA-STAR trial are favorable, we plan to seek approval of the STAR-0215 Phase 3 clinical study in the European Union pursuant to this regulation, but we have yet to secure such an authorization and there is no assurance that we will be able to secure such an authorization for our ongoing or future clinical trials of STAR-0215, STAR-0310 or any future product candidates.

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

Further, under the Pediatric Research Equity Act, or PREA, an NDA or BLA, or supplement to an NDA or BLA, for certain drugs and biological products must contain data to assess the safety and efficacy of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the United States. Among other determinations, the district court held that the plaintiffs were likely to prevail in their claim that the FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

In April 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit and the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the U.S. Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case in May 2023 and, in August 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals did hold that the plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In September 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Appeals Court decision. In December 2023, the U.S. Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to European Union rules. The United Kingdom and European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (among other things, potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published in April 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of the court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We must also comply with requirements concerning advertising and promotion for any product candidate for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In September 2021 the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. Moreover, with the passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

We may seek approval of our product candidates from the FDA or comparable foreign regulatory authorities through the use of accelerated development pathways. If we are not able to use such pathways, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay or prevent the receipt of, necessary marketing approvals. Moreover, even if we receive accelerated approval from the FDA or comparable foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or comparable foreign regulatory authorities may seek to withdraw accelerated approval.

Under the FDCA and implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit. Prior to seeking such accelerated approval, we will continue to seek feedback from the FDA or comparable foreign regulatory agencies and otherwise evaluate our, or their, ability to seek and receive such accelerated approval.

There can be no assurance that the FDA or foreign regulatory agencies will agree with our surrogate endpoints or intermediate clinical endpoints in any of our clinical trials, or that we will decide to pursue or submit any additional NDAs or BLAs seeking accelerated approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we will continue to pursue or apply for accelerated approval. Furthermore, for any submission of an application for accelerated approval, there can be no assurance that such submission will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation (i) authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, (ii) requires a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed and (iii) authorizes the FDA to use expedited procedures to withdraw accelerated approval of an NDA or a BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website the rationale for why a post-approval study is not appropriate or necessary whenever it decides not to require such a study upon granting accelerated approval. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

In the European Union, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

Accordingly, a failure to obtain and maintain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may seek a Rare Pediatric Disease priority review voucher, or PRV, for our current and future product candidates. A BLA or NDA for our current and future product candidates may not, however, meet the eligibility criteria for a PRV, even if the BLA or NDA is approved.

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

All entities involved in the preparation of product candidates, including drug substance, drug product and device combinations that may be used in combination with our product candidates, for clinical trials or commercial sale, including any contract manufacturers, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among European Union Member States in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit European Union Member States to use common HTA tools, methodologies and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual European Union Member States will continue to be responsible for assessing non-clinical (e.g., economic, social and ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress until January 1, 2032.

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

In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025) that would require manufacturers to cover a portion of these costs. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

In addition, at the federal level in the United States, in February 2023, CMS announced a model that would allow CMS to pay less for drugs and biologics approved through FDA’s accelerated approval pathway before a clinical benefit has been confirmed by the required confirmatory studies. If implemented, this would impact the price that CMS would pay for Medicare Part B drugs and biologics that fit within CMS’s criteria for lower payments. Implementation of this model could result in reduced reimbursement for our products and also lead to further and more expansive pricing pressure from CMS and other U.S. payors, any of which could adversely affect our business, results of operations and financial condition.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Our product candidates, if approved, may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain coverage and adequate reimbursement for any of our product candidates for which we obtain approval could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs and other medical products vary widely from country to country. In the United States, healthcare reform legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products or product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize our products and product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Sales of any product we successfully develop will depend substantially, both domestically and abroad, on the extent to which the costs of such product will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize any product we may successfully develop. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for any product we may successfully develop. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payer to payer. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of any product we may successfully develop to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Reimbursement agencies in Europe may be more conservative than CMS. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors any product we may successfully develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from third-party payors for any product we may successfully develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Anti-Kickback Statute.  The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.

False Claims Laws.  The federal false claims laws, including the civil False Claims Act, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

HIPAA.  The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information that may impact certain of our business operations. For example, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical, and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

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

There are other privacy and security laws that also may be applicable to our business activities now or in the future. For example, on January 1, 2020, the California Consumer Privacy Act, or CCPA took effect and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of the “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. The California Privacy Rights Act, or CPRA, went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created an enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states (such as Vermont) are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020 the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

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

We may experience difficulty in locating, attracting and retaining experienced and qualified personnel, which could adversely affect our business.

We will need to attract, retain and motivate experienced clinical development and other personnel, particularly in the greater Boston area, as we expand our clinical development activities and prepare for potential commercialization of our product candidates. Personnel with the required skills and experience may be scarce or may not be available at all in this geographic region. In addition, competition for these skilled personnel is intense and recruiting and retaining skilled employees is difficult, particularly for a development-stage company such as ours. If we are unable to attract and retain qualified personnel, our clinical development activities and preparation for potential commercialization of our product candidates may be adversely affected. Even if we are successful in identifying and attracting qualified employees, recent market changes, including labor shortages, and rising inflation have increased employee-related costs substantially, which may negatively affect our operating results.

Security breaches and other disruptions to our information technology systems could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information, employee data and personally identifiable information of clinical trial participants in accordance with informed consents covering such information as well as personal information of other individuals. We also rely to a large extent on computer and information technology systems to operate our business. Remote working arrangements could impact employees’ productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure, and that of our vendors and third-party providers, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our vendors and third-party providers could be susceptible to third party attacks on our and their information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. The risk of a security breach or disruption through cyber-attacks has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. If a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks. While we continue to build and improve our information technology security systems and infrastructure, there can be no assurance that our efforts will prevent service interruptions, breakdowns or security breaches. For example, we have detected common types of attempts to attack our information technology systems and data using means that have included phishing. Any service interruptions or security breaches of our information technology systems may substantially impair our ability to operate our business and could compromise our networks, or those of our vendors and third-party providers, and the information stored could be accessed, publicly disclosed, lost or stolen.

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

Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business. Although we maintain cyber liability insurance, it may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If any of our vendors experiences an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Risks Related to Our Common Stock

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our holders of 5% or more of our capital stock and their respective affiliates beneficially own in excess of 40% of our outstanding common stock. These stockholders, acting together or on their own, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

The price of our common stock has been and is likely to continue to be highly volatile, which could result in substantial losses for our stockholders.

Our stock price has been and is likely to continue to be highly volatile. For example, when we announced our acquisition of Quellis, our stock price increased by approximately 70% in one day. In the twelve months ending February 29, 2024, the last business day in February, our stock price has traded at a high of $15.66 and a low of $4.26.

The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our investors may lose some or all of their investments. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of STAR-0215, STAR-0310 or any future product candidate;
●	commencement or termination of collaborations for any development programs we may pursue;
●	failure or discontinuation of any of any development programs we may pursue;
●	the success of existing or new competitive products or technologies;
●	results of clinical trials of product candidates of competitors;

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to a product candidate or clinical development program;
●	the results of any additional efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts that cover our stock;
●	announcement or expectation of additional financing efforts;
●	announcement of collaborations, licenses, acquisitions or other comparable forms of transactions;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including political instability, war or instability from public health crises, pandemics or epidemics; and
●	the other factors described in this “Risk Factors” section.

Additionally, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. Our management and other personnel devote a substantial amount of time towards maintaining compliance with the corporate governance and public disclosure rules and regulations that are applicable to us and will continue to do so. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, if we cease to be a smaller reporting company, we will need to comply with significant additional disclosure and other obligations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of February 29, 2024, we had outstanding 54,903,061 shares of common stock and 31,107 shares of Series X Preferred Stock, which are convertible into 5,184,591 shares of common stock. We have registered under the Securities Act of 1933, as amended, or the Securities Act, 15,399,967 shares of our common stock issued to the former Quellis stockholders or issued or issuable upon conversion of the Series X Preferred Stock. As a result, such shares are freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any significant sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In addition, as of February 29, 2024, there are 31,107 shares of our Series X Preferred Stock outstanding that we issued in connection with the acquisition of Quellis and the February 2021 Financing. Except as otherwise required by law, the Series X Preferred Stock does not have voting rights. However, as long as any shares of Series X Preferred Stock are outstanding, we may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series X Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series X Preferred Stock or alter or amend the Certificate of Designation that authorized the Series X Preferred Stock, amend or repeal any provision of, or add any provision to, our Certificate of Incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X Preferred Stock, (ii) issue further shares of Series X Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series X Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, which provides for exclusive jurisdiction of the federal courts. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder; provided, that with respect to claims under the Securities Act, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established processes to assess, identify, and manage cybersecurity risks. These processes are integrated into our overall risk management program and are designed to protect our information assets from internal and external cyber threats and include:

●	implementing physical, procedural, and technical safeguards;
●	developing and maintaining comprehensive response plans;
●	conducting regular exercises and tests to identify potential vulnerabilities;
●	engaging with external cybersecurity experts to enhance our oversight and keep pace with evolving threats; and
●	considering the cybersecurity capabilities of partners and third-party service providers, both prior to engaging them and on an ongoing basis.

Cybersecurity Governance and Oversight

Our board of directors provides direct oversight of cybersecurity risk and has delegated to its audit committee the responsibility of reviewing and discussing with management our risk exposures relating to cybersecurity. The board of directors and the audit committee conduct periodic reviews of our cybersecurity readiness to ensure continuous improvement in our cybersecurity strategies and receive regular updates from management on cybersecurity matters and are promptly informed by management about any significant new threats or incidents.

We have implemented robust mechanisms to monitor and manage cybersecurity threats and incidents, including utilization of advanced tools for continuous monitoring of our IT environment to detect and mitigate threats, a fundamental plan for responding to cyber incidents and training for employees to recognize and report potential cybersecurity incidents and to foster a culture of cybersecurity awareness and vigilance. We have a dedicated management team, led by our Vice President of IT, that is responsible for operational oversight of our cybersecurity strategy and policies. Our Vice President of IT has an extensive background in IT management with a focus on securing sensitive biotech data and systems, having held similar roles at two previous biotech companies with responsibilities including corporate infrastructure and cyber security readiness and response, in addition to over 20 years of professional experience in IT. Any identified cybersecurity incident is reported to our cybersecurity management team, which evaluates the severity of the incident. Based on this assessment, further steps are taken involving other members of management and, depending on the severity, the audit committee and the board of directors. We believe this structured approach allows us to effectively manage and mitigate cybersecurity risks, safeguarding our systems and data against various digital threats. Additionally, our proactive stance is supported by comprehensive cybersecurity insurance, which further reinforces our preparedness against potential cyber threats.

Cybersecurity Incident Reporting and Management

We have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we remain vigilant and prepared to respond effectively to any incidents, should they arise.

Item 2. Properties

Our offices are located in Boston, Massachusetts and consist of approximately 17,136 square feet of subleased office space under a lease that expires in July 2024. In January 2024, we entered into a sublease agreement under which we agreed to sublease approximately 30,110 square feet of office space at a new location in Boston, Massachusetts, where we plan to relocate our offices. The term of the sublease is scheduled to commence on June 1, 2024 and is scheduled to end on November 30, 2028 or on such earlier date as the term may sooner cease or expire as set forth in the sublease agreement. We believe that our current and new subleased facilities are and will be sufficient for our needs for the foreseeable future.

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

Not applicable

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

Holders

As of February 29, 2024, there were approximately 20 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

STAR-0215

The treatment options for patients with HAE have improved in recent years, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The goal for STAR-0215 is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE. Our vision for STAR-0215 is to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. STAR-0215 is currently in clinical development and the U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to STAR-0215 for the treatment of HAE.

We initiated a Phase 1a clinical trial of STAR-0215 in August 2022 and we announced initial results in December 2022. We presented additional preliminary results from the trial in February 2023 and further results were shared at the American College of Allergy, Asthma, and Immunology Conference in November 2023. Final results from the trial were shared at the American Academy of Allergy, Asthma, and Immunology Conference in February 2024. This Phase 1a randomized, double-blind, placebo-controlled single ascending dose clinical trial evaluated the safety, pharmacokinetics, or PK, and pharmacodynamics, or PD, of STAR-0215 at a single U.S. center. Forty-one healthy subjects received a single dose of STAR-0215 or placebo in four cohorts of 100mg, 300mg, 600mg, and 1200mg administered by subcutaneous, or SC, injection or a fifth cohort of 600mg or placebo administered by intravenous, or IV, injection. STAR-0215 was well-tolerated at all dose levels, with no serious adverse events or discontinuations due to an adverse event, and low risk of injection pain. STAR-0215 demonstrated rapid and sustained drug levels with dose-dependent PK. STAR-0215 achieved potentially therapeutic levels in less than one day after single doses greater than 100mg and showed an estimated half-life of up to 109 days. PK modeling of potential once-every-three-month and once-every-six-month clinical dose regimens over one to two years indicate STAR-0215 has the potential for PK coverage that would confer HAE attack prevention. PD data showed statistically significant inhibition of Factor XIIa-induced plasma kallikrein activity compared to levels prior to dosing, observed using two different assay formats. The percentage inhibition of plasma kallikrein observed was consistent with clinical activity for doses greater than 300mg. Treatment-emergent anti-drug antibodies, or ADAs, were observed in eleven subjects from completed cohorts, all first observed on or after 140 or more days after the single dose of STAR-0215. ADAs were determined not to affect the PK or PD of STAR-0215. With a preliminary favorable safety profile, long half-life and durable PD, STAR-0215 demonstrated early proof of concept in healthy subjects as a potential HAE therapy with robust efficacy and dosing every three or six months.

In February 2023 we advanced STAR-0215 to a Phase 1b/2 trial called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE is evaluating safety, tolerability, HAE attack rate, PK, PD, and quality of life in patients three and six months after STAR-0215 administration. The trial has three cohorts, which all begin with an eight week run-in period to assess baseline attack rate. Cohort 1 receives a 450mg single dose of STAR-0215, Cohort 2 receives an initial 600mg dose followed by a 300mg dose on Day 84, to simulate a potential three-month dosing regimen with maintenance doses of 300mg every three months. Cohort 3 receives an initial 600mg dose, followed by a second 600mg dose 28 days later, to simulate a potential six-month dosing regimen with maintenance doses of 600mg every six months. All doses are administered subcutaneously and all patients in the trial are followed for six months after the last dose administered. We expect to report initial proof-of-concept data in HAE patients in the first quarter of 2024, which would include safety, tolerability, PK, PD, and HAE attack-rate reduction, and we expect these data to provide information on both three and six month administration. If the results from ALPHA-STAR are positive, we expect to progress STAR-0215 directly to a Phase 3 pivotal trial which we anticipate initiating in the first quarter of 2025.

We have initiated and are enrolling subjects in ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of STAR-0215. We are currently administering STAR-0215 to those patients who have completed ALPHA-STAR and have enrolled in ALPHA-SOLAR, and data is accruing in patients who have received multiple doses of STAR-0215. Participants are being assigned to receive STAR-0215 in one of two dosing regimens: either 300mg every three months or 600mg every six months.

STAR-0310

We believe that OX40 inhibition has the potential to treat AD and other diseases. The current treatment options in AD are insufficient to address the needs of many patients, and standard of care treatments include steroids and topical medications which can treat symptoms but do not address the underlying disease. Our goal for STAR-0310 is to reduce disease activity, relapse rate, and treatment burden for patients with moderate-to-severe AD. STAR-0310 was engineered with YTE half-life extension technology to enable infrequent dosing. As a potential long-acting OX40 inhibitor, STAR-0310 aims to address the need for a safe, effective, and infrequently administered AD treatment.

In 2024, we plan to share preclinical profile results for STAR-0310 and we anticipate submitting an investigational new drug application, or IND, to the FDA for STAR-0310 for the treatment of AD by year-end. If the IND is cleared, we anticipate initiating a Phase 1a clinical trial of STAR-0310 in healthy subjects in the first quarter of 2025 and reporting initial results from the Phase 1a clinical trial in the third quarter of 2025, including PK and PD data and early signals on safety and tolerability. Assuming positive results from the Phase 1a clinical trial, we plan to initiate a Phase 1b clinical trial of STAR-0310 in patients with AD in the second half of 2025 and would expect to report results from such trial in the second quarter of 2026. The goals of the Phase 1b trial would be to demonstrate initial efficacy in AD as well as show differentiation in safety and tolerability as compared to existing therapies.

Underwritten Offerings

On December 19, 2022, we closed of an underwritten public offering of 10,445,050 shares of our common stock, including the full exercise of the underwriters’ option to purchase 1,362,397 shares of our common stock, at a price of $11.01 per share, which we refer to as the December 2022 Financing. The gross proceeds of the December 2022 Financing were approximately $115.0 million, before deducting underwriting discounts and commissions and other offering expenses.

On October 16, 2023, we closed an underwritten offering of (i) 8,253,895 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 6,190,418 shares of common stock and (ii), in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of common stock and accompanying common stock warrants to purchase up to an aggregate of 1,178,320 shares of common stock, which we refer to as the October 2023 Financing. The gross proceeds of the October 2023 Financing were approximately $64.0 million before deducting underwriting discounts and commissions and other offering expenses.

On February 1, 2024, we closed an underwritten offering of 10,340,000 shares of our common stock, which we refer to as the February 2024 Financing. The gross proceeds of the February 2024 Financing were approximately $125.0 million before deducting underwriting discounts and commissions and other offering expenses.

At-the-Market Offerings

On June 30, 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we were able to issue and sell shares of common stock under an at-the-market offering program, or the Jefferies ATM Program. In the year ended December 31, 2023, we sold an aggregate of 4,738,606 shares of common stock under the Jefferies ATM Program for gross proceeds of $29.4 million and net proceeds of $28.5 million. In January 2024, we sold an aggregate of 2,945,806 shares of common stock under the Jefferies ATM Program for gross proceeds of $20.6 million and net proceeds of $20.0 million which completed the sale of all available amounts under the Jefferies ATM Program.

Financial Overview

Our business is almost entirely dependent on the success of STAR-0215, which is in the early clinical stages of development, and has only produced results in a Phase 1a clinical trial, preclinical and nonclinical settings, and STAR-0310, which is in the preclinical stage of development. Our net losses were $72.9 million (including $15.2 million of in-process research and development, or IPR&D, expenses) and $51.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $580.5 million. We have not generated any product revenues and have financed our operations primarily through public offerings and private placements of our equity securities and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs.

As of December 31, 2023, we had $246.5 million in cash, cash equivalents and short-term investments, which, together with the net proceeds from shares sold under the Jefferies ATM Program in January 2024 and the net proceeds from the February 2024 Financing, we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of STAR-0215 and STAR-0310, including (i) for STAR-0215, support for all program activities through completion of a planned Phase 3 pivotal trial, and (ii) for STAR-0310, the anticipated submission of an IND and the initiation and completion of the planned Phase 1a clinical trial of healthy subjects (and any related anticipated milestone payments under our license agreement, or the License Agreement, that we entered into with Ichnos Sciences SA and Ichnos Sciences Inc., or collectively Ichnos). Advancing the development of STAR-0215, STAR-0310, or any future product candidates will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to fund the completion of development of any of our product candidates, including STAR-0215, STAR-0310 or any future product candidate. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215, STAR-0310 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

Revenue

As of December 31, 2023, we have not generated any revenue from product sales.

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

The following table summarizes our research and development expenses by program (in thousands):

	Year Ended December 31,
	2023	2022
STAR-0215	$24,186	$20,307
STAR-0310	677	—
Other programs	4,144	1,967
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	11,162	7,866
Consultants and professional expenses, including stock-based compensation	1,278	3,310
Facilities	325	487
Other	355	327
Total costs not directly allocated to programs	13,120	11,990
Total research and development expenses	$42,127	$34,264

We expect to incur significant research and development expenses in the year ending December 31, 2024, and in future periods in connection with the clinical trials and other activities related to the development of STAR-0215 and the preclinical studies, planned clinical trials and other activities related to the development of STAR-0310. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of STAR-0215, STAR-0310 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from STAR-0215, STAR-0310 or any other future product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the completion of the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, IT, new product planning, business development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase from their current levels as we continue to grow our company, develop STAR-0215 and STAR-0310, and potentially expand our pipeline to include other product candidates.

Acquired In-process Research and Development Expense

Acquired IPR&D expense resulted from the License Agreement. In the estimation of fair value of the asset purchase consideration, we primarily used the upfront license fee of $15.0 million as the most reliable indicator of fair value attributable to the acquired IPR&D. As the single identifiable asset, “ISB 830-X8”, referred to by us as the STAR-0310 candidate, had not, at the time of the License Agreement, received regulatory approval in any territory, the acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as expense at the acquisition date and no additional IPR&D expense relating to the License Agreement is expected to be reported in future periods.

Other Income (Expense)

Other income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments and net amortization expense on short-term investments, and gains and losses related to foreign currency fluctuations.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

License Agreement

We have concluded that the License Agreement was not the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in the STAR-0310 candidate. STAR-0310 is STAR-0310 candidate engineered with YTE half-life extension technology.

We determined that the cost to acquire the licensed intellectual property assets was $15.2 million, primarily based on the fair value of the upfront license fee of $15.0 million attributable to the acquired IPR&D. As the STAR-0310 candidate had not, at the time of the License Agreement, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 as the acquired IPR&D had no alternative future use, as determined by us in accordance with U.S. GAAP.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the dollar change in those items (in thousands):

	Year Ended December 31,		Period-to-
	2023	2022	Period Change
Operating expenses:
Research and development	$42,127	$34,264	$7,863
General and administrative	25,704	19,239	6,465
Acquired in-process research and development	15,199	—	15,199
Total operating expenses	83,030	53,503	29,527
Loss from operations	(83,030)	(53,503)	(29,527)
Other income, net	10,139	1,669	8,470
Net loss	$(72,891)	$(51,834)	$(21,057)

Research and Development Expenses

Research and development expenses increased by $7.8 million to $42.1 million for the year ended December 31, 2023 (excluding acquired IPR&D from the License Agreement) from $34.3 million for the year ended December 31, 2022, an increase of 23%. The increase in research and development expenses was primarily associated with our STAR-0215 program’s advancement from IND-enabling activities and a single-site clinical trial in healthy volunteers in 2022 into multi-site international clinical trials in patients in 2023. Our Phase 1a trial of STAR-0215 initiated in August 2022, the ALPHA-STAR Phase 1b/2 trial initiated in February 2023, and the ALPHA-SOLAR long-term open-label trial initiated in late 2023. The increase in research and development expenses was attributable to a $3.9 million increase in CRO expenses to support the ALPHA-STAR and ALPHA-SOLAR clinical trials, a $3.3 million increase in employee expenses, and a $2.8 million increase in STAR-0310 and other research programs. These increases were partially offset by a $2.0 million decrease in consulting expenses and a $0.2 million decrease in facilities costs. As noted above, we expect that our research and development expenses over the next several quarters will be higher than prior periods.

General and Administrative Expenses

General and administrative expenses increased by $6.5 million to $25.7 million for the year ended December 31, 2023 from $19.2 million for the year ended December 31, 2022, an increase of 33%. The increase in general and administrative expenses was attributable to a $3.6 million increase in employee expenses due to company growth, a $3.0 million increase in professional services primarily due to increased legal fees and recruiting expenses, and a $0.3 million increase in general office expense, partially offset by a decrease of $0.2 million in insurance expenses and a $0.2 million decrease in the general and administrative portion of facilities.

Acquired In-Process Research and Development

Acquired IPR&D expense was $15.2 million during the year ended December 31, 2023. Acquired IPR&D expense resulted from the License Agreement with Ichnos that was entered into in October 2023. The upfront costs of the License Agreement and external legal fees attributable to the License Agreement were allocated to acquired IPR&D with no alternative future use and were recorded as an expense as of the date of the License Agreement. No acquired IPR&D expenses were incurred during the year ended December 31, 2022.

Other Income, Net

Other income, net increased by $8.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily attributable to interest income due to our higher cash balance from the proceeds of the December 2022 Financing and the October 2023 Financing in addition to higher investment yields in the year ended December 31, 2023.

Liquidity and Capital Resources

From our inception through December 31, 2023, we raised an aggregate of $673.0 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in February 2021, registered offerings of our common stock and/or warrants and our at-the-market programs. Subsequent to December 31, 2023, we raised an additional $117.1 million in net proceeds in the February 2024 Financing and $20.0 million in net proceeds under the Jefferies ATM Program.

As of December 31, 2023, we had $246.5 million in cash, cash equivalents and short-term investments, which, together with the net proceeds from shares sold under the Jefferies ATM Program in January 2024 and the net proceeds from the February 2024 Financing, we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of STAR-0215 and STAR-0310, including (i) for STAR-0215, support for all program activities through completion of a planned Phase 3 pivotal trial, and (ii) for STAR-0310, the anticipated submission of an IND and the initiation and completion of the planned Phase 1a clinical trial of healthy subjects (and any related anticipated milestone payments under the License Agreement). Advancing the development of STAR-0215, STAR-0310, or any future product candidates will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to fund the completion of development of any of our product candidates, including STAR-0215, STAR-0310 or any future product candidate. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

We will need to obtain substantial additional funding to complete the development and commercialization of STAR-0215, STAR-0310 or any future product candidates, support our continuing operations, future clinical trials and the expansion of our pipeline. In addition, STAR-0215, STAR-0310, or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. General economic conditions, both inside and outside the United States, including heightened inflation, capital market instability and volatility, interest rate and currency rate fluctuations and economic slowdown or recession as well as pandemics, epidemics and geopolitical events, including civil or political unrest (such as the Ukraine-Russian war and the conflict in the Middle East), may have a significant impact on the availability of funding sources and the terms on which any funding may be available. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations. Although we will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

December 2022 Financing

On December 19, 2022, we closed the December 2022 Financing, in which we sold 10,445,050 shares of our common stock for gross proceeds of approximately $115.0 million, and net proceeds of $107.6 million.

October 2023 Financing

On October 16, 2023, we closed the October 2023 Financing, in which we sold (i) 8,253,895 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 6,190,418 shares of common stock and (ii), in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of common stock and accompanying common stock warrants to purchase up to an aggregate of 1,178,320 shares of common stock for aggregate gross proceeds of approximately $64.0 million, and net proceeds of $59.5 million.

The common stock warrants and pre-funded warrants were classified within additional paid-in capital and were recorded on a relative fair value basis as of the issuance date. The common stock warrants and pre-funded warrants are freestanding instruments, are indexed to our common stock and meet the equity classification requirements.

February 2024 Financing

On February 1, 2024, we closed the February 2024 Financing, in which we sold 10,340,000 shares of our common stock for gross proceeds of approximately $125.0 million, and net proceeds of approximately $117.1 million.

At-the-Market Offerings

On June 30, 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we were able to issue and sell shares of common stock of up to $25.0 million under the Jefferies ATM Program. We were obligated to pay Jefferies sales agent commissions of 3% of the gross proceeds from any common stock sold through the Jefferies ATM Program. In September 2022, the Jefferies ATM Program was modified to increase the amount of our common stock that was able to be offered thereunder to an aggregate offering price of up to $50.0 million, with $30.5 million of such amount then being available for future issuance. In November 2022, the Jefferies ATM Program was once again modified to increase the amount of our common stock that was able to be offered thereunder to an aggregate offering price of up to $88.1 million, with $50.0 million of such amount then being available for future issuance. In the year ended December 31, 2022, we sold an aggregate of 4,012,003 shares of common stock under the Jefferies ATM Program for gross proceeds of $38.2 million and net proceeds of $37.0 million. In the year ended December 31, 2023, we sold an aggregate of 4,738,606 shares of common stock under the Jefferies ATM Program for gross proceeds of $29.4 million and net proceeds of $28.5 million. As of December 31, 2023, $20.6 million of common stock remained available for sale under the Jefferies ATM Program. In January 2024, we sold an aggregate of 2,945,806 shares of common stock under the Jefferies ATM Program for gross proceeds of $20.6 million and net proceeds of $20.0 million which completed the sale of all available amounts under the Jefferies ATM Program.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party preclinical research and development services, legal and other regulatory expenses and general overhead.

As of December 31, 2023, we had an accumulated deficit of $580.5 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

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

Cash Flows

Comparison of the Years Ended December 31, 2023 and 2022

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(68,445)	$(43,533)
Net cash provided by (used in) by investing activities	135,052	(167,129)
Net cash provided by financing activities	88,398	144,721
Net increase (decrease) in cash, cash equivalents and restricted cash	$155,005	$(65,941)

Net Cash Used in Operating Activities

Net cash used in operating activities was $68.4 million for the year ended December 31, 2023 and consisted primarily of a net loss of $72.9 million adjusted for stock-based compensation expense of $6.3 million, an adjustment to our right of use asset of $0.6 million, and a net increase in net assets of 2.4 million, which resulted primarily from an increase in prepaid expenses and long term deposits of $4.5 million and a decrease in the lease liability of $0.6 million, partially offset by an increase in accrued expenses of $2.0 million, and an increase in accounts payable of $0.7 million.

Net cash used in operating activities was $43.5 million for the year ended December 31, 2022 and consisted primarily of a net loss of $51.8 million, adjusted for non-cash expenses, stock-based compensation expense of $4.6 million, expense on warrants inherited in the acquisition of Quellis Biosciences, Inc. of $1.5 million, an increase in accrued expenses of $4.4 million, an increase in the right of use asset of $0.6 million, an increase in other non-cash items of $0.1 million, a decrease in accounts payable of $0.8 million, and a decrease in prepaid expenses of $1.6 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $135.1 million for the year ended December 31, 2023 and primarily consisted of proceeds from maturities of short-term investments of $2.1 billion, partially offset by purchases of short-term investments of $1.9 billion. Refer to Note 4- “Short-Term Investments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information. Net cash used in investing activities was $167.1 million for the year ended December 31, 2022 and consisted primarily of purchases of short-term investments of $396.1 million, partially offset by proceeds from maturities of short-term investments of $229.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $88.4 million during the year ended December 31, 2023, which was attributable to net proceeds of $59.5 million from the October 2023 Financing, net proceeds of $28.5 million from the Jefferies ATM Program and proceeds from exercises of stock options of $0.4 million. Net cash provided by financing activities was $144.7 million during the year ended December 31, 2022, which was primarily attributable to net proceeds of $107.6 million from the December 2022 Financing and net proceeds of $37.0 million from the Jefferies ATM Program.

Material Cash Requirements from Known Contractual Obligations

The following table summarizes our significant contractual obligations as of the payment due date as of December 31, 2023:

	Payments due by period
			More than 3
(In thousands)	Total	1 - 3 Years	Years
Operating lease obligations (1)	338	338	—
Payments under vendor agreements (2)	4,207	4,207	—
Total contractual cash obligations	$4,545	$4,545	$—

(1) Represents future minimum lease payments under our sublease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2) Represents future milestone payments under vendor agreements if certain milestones related to the planned Phase 3 clinical trial of the STAR-0215 program are met and if certain clinical milestones related to the planned Phase 1 clinical trials of the STAR-0310 program are met.

As of December 31, 2023, our only material contractual obligations were our sublease pursuant to which we are required to make payments of $0.3 million until its expiration in June 2024, payment obligations of $2.2 million if certain clinical milestones related to the planned Phase 3 clinical trial of STAR-0215 are met and payment obligations of $2.0 million if certain clinical milestones related to the planned Phase 1 clinical trials of STAR-0310 are met. In January 2024, we entered into a new sublease as described under “Properties” in Part I, Item 2 of this Annual Report on Form 10-K, pursuant to which we are obligated to make lease payments of $6.9 million in the aggregate from September 2024 through November 2028.

We enter into agreements in the normal course of business with vendors for research studies, manufacturing, and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 60 days’ prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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

As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in accordance with an exemption established for smaller reporting companies with annual revenue of less than $100 million.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance

The information required by this Item is set forth under the captions “Election of Class III Directors — Information Regarding Directors,” “Election of Class III Directors — Members of our Board of Directors Continuing in Office,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics” “Corporate Governance — Director Nomination Process” and “Corporate Governance — Committees of the Board of Directors — Audit Committee” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities Exchange Act of 1934, as amended. If applicable, this information will be set forth under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the captions “Executive Compensation” (except for the section titled “Executive Compensation—Pay Versus Performance”) and “Corporate Governance — Director Compensation” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the captions “Executive Compensation — Securities Authorized for Issuance under Equity Compensation Plans” and “Principal Stockholders” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Person Transactions” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the caption “Ratification of the Appointment of Ernst & Young LLP as Astria’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2024” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated into this Annual Report on Form 10-K by reference.

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
2.1**

Agreement and Plan of Merger, dated January 28, 2021, by and among Catabasis Pharmaceuticals, Inc., Cabo Merger Sub I, Inc., Cabo Merger Sub II, LLC and Quellis Biosciences, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on January 29, 2021)

3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on June 6, 2023)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on June 6, 2023)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on October 12, 2023)
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on October 12, 2023)
4.3	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form10-K (File No. 001-37467) filed with the SEC on March 10, 2022)
10.1

Warrant to Purchase Shares of Series X Preferred Stock issued on January 28, 2021 to Viridian LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-37467) filed with the SEC on March 11, 2021)

10.2

Warrant to Purchase Shares of Common Stock issued on January 28, 2021 to Viridian LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-37467) filed with the SEC on March 11, 2021)

10.3*

Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.4*

Form of Incentive Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.5*

Form of Nonstatutory Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.6*

Amended and Restated 2015 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on August 7, 2023)

10.7*

Form of Incentive Stock Option Agreement under Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)

10.8*

Form of Nonstatutory Stock Option Agreement under 2015 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)

10.9*	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)
10.10*	2022 Inducement Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on December 20, 2023)
10.11*

Form of Nonstatutory Stock Option Agreement under the 2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 22, 2022)

10.12*

Amended and Restated Employment Agreement, dated as of April 7, 2010, by and between the Registrant and Jill C. Milne, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.13*

Form of Amended and Restated Executive Severance Benefit Plan effective October 7, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)

10.14*

Form of Indemnification Agreement by and between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.15

Sublease Agreement, dated as of January 28, 2022, by and between Grant Thornton LLP and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-37467) filed with the SEC on March 10, 2022)

10.16*

Quellis Biosciences, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-254151) filed with the SEC on March 11, 2021)

10.17

Master Consulting Agreement between the Registrant and Joanne Beck dated as of April 3, 2023 with Statement of Work No. 1 thereto dated as of April 3, 2023 and Statement of Work No. 2 thereto dated as of July 6, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on August 7, 2023)

10.18+	License Agreement, dated as of October 4, 2023, by and between Ichnos Sciences SA, Ichnos Sciences Inc. and the Registrant
10.19	Sublease Agreement, dated as of January 3, 2024, by and between Duck Creek Technologies LLC and the Registrant
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy of the Registrant
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan arrangement.
**

Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished. A list identifying the contents of all omitted exhibits and schedules can be found on page iii of Exhibit 2.1.

+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Astria Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astria Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

The Company’s accrued contracted costs for research and development expenses totaled $3.9 million at December 31, 2023, including accruals related to the Company’s STAR-0215 clinical trials. In addition, the Company’s other assets were $3.4 million, which included amounts that were paid in advance of services incurred pursuant to the STAR-0215 clinical trials. As discussed in Note 2 to the consolidated financial statements, the Company analyzes the progress of the clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period for the Company’s STAR-0215 clinical trials. The Company is required to estimate such accruals and prepaids using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet within accrued contracted costs or other assets.

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

How We Addressed the Matter in Our Audit

To evaluate the accrued and prepaid research and development costs for the STAR-0215 clinical trials, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to determine the recorded accruals and prepayments. To test the significant judgments and estimates, we discussed the progress of research and development activities with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and pending change orders to assess the impact on amounts recorded. In addition, we inspected information obtained by the Company from third party vendors, which included the vendors’ estimate of costs incurred to date. We also analyzed fluctuations in accruals by vendor and by trial throughout the period subject to audit and tested subsequent invoices received from third party vendors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Boston, Massachusetts

March 4, 2024

Astria Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$175,530	$20,525
Short-term investments	71,000	205,912
Prepaid expenses and other current assets	4,412	1,253
Total current assets	250,942	227,690
Right-of-use asset	363	948
Other assets	3,361	1,995
Total assets	$254,666	$230,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,513	$788
Accrued expenses	9,708	7,690
Current portion of operating lease liabilities	329	582
Total current liabilities	11,550	9,060
Long term portion of operating lease liabilities	—	357
Total liabilities	11,550	9,417
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued and outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,107 and 31,455 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	95,324	96,398
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 41,034,797 and 27,501,340 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	41	28
Additional paid-in capital	728,285	632,512
Accumulated other comprehensive loss	—	(79)
Accumulated deficit	(580,534)	(507,643)
Total stockholders’ equity	243,116	221,216
Total liabilities and stockholders’ equity	$254,666	$230,633

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$42,127	$34,264
General and administrative	25,704	19,239
Acquired in-process research and development	15,199	—
Total operating expenses	83,030	53,503
Loss from operations	(83,030)	(53,503)
Other income (expense):
Interest and investment income	10,201	1,724
Other expense, net	(62)	(55)
Total other income, net	10,139	1,669
Net loss	(72,891)	(51,834)
Net loss per share attributable to common shareholders - basic and diluted	$(2.42)	$(3.55)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	30,123,316	14,620,618

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(72,891)	$(51,834)
Other comprehensive gain (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	79	(79)
Total other comprehensive gain (loss):	79	(79)
Comprehensive loss	$(72,812)	$(51,913)

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Series X	Series X
	redeemable	redeemable
	convertible	convertible						Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	Additional paid -		Accumulated other	stockholders’
	shares	value	shares	par value	in capital	Accumulated deficit	comprehensive loss	equity (deficit)
Balance at December 31, 2021	31,455	$96,398	13,016,955	$13	$481,709	$(455,809)	$—	$122,311
Expense related to warrants inherited in acquisiton of Quellis	—	—	—	—	1,542	—	—	1,542
Issuance of common stock pursuant to an underwriting agreement, net of underwriter's discount and issuance costs	—	—	10,445,050	10	107,636	—	—	107,646
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	4,012,003	4	36,987	—	—	36,991
Issuance of common stock upon exericse of options	—	—	27,332	1	84	—	—	85
Stock-based compensation expense	—	—	—	—	4,554	—	—	4,554
Unealized loss on short-term investments	—	—	—	—	—	—	(79)	(79)
Net loss	—	—	—	—	—	(51,834)	—	(51,834)
Balance at December 31, 2022	31,455	96,398	27,501,340	28	632,512	(507,643)	(79)	$221,216
Issuance of common stock upon the conversion of preferred stock	(348)	(1,074)	57,910	—	1,074	—	—	—
Issuance of common stock and warrants pursuant to an underwriting agreement, net of underwriter's discount and issuance costs	—	—	8,253,895	8	59,472	—	—	59,480
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	4,738,606	5	28,493	—	—	28,498
Issuance of common stock upon exercise of options and warrants	—	—	483,046	—	420	—	—	420
Stock-based compensation expense	—	—	—	—	6,314	—	—	6,314
Unealized gain on short-term investments	—	—	—	—	—	—	79	79
Net loss	—	—	—	—	—	(72,891)	—	(72,891)
Balance at December 31, 2023	31,107	95,324	41,034,797	41	728,285	(580,534)	—	243,116

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(72,891)	$(51,834)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	6,314	4,554
Net gain on warrants inherited in acquisition of Quellis	—	1,542
Right-of-use asset- operating lease	585	(554)
Other non-cash items	(40)	112
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,546)	(1,568)
Lease liability - operating lease	(610)	574
Accounts payable	725	(766)
Accrued expenses	2,018	4,407
Net cash used in operating activities	(68,445)	(43,533)
Investing activities
Purchases of short-term investments	(1,924,423)	(396,064)
Sales and maturities of short-term investments	2,059,500	229,026
Purchases of property and equipment	(25)	(91)
Net cash provided by (used in) investing activities	135,052	(167,129)
Financing activities
Proceeds from public offering, net of underwriting discounts and issuance costs	59,480	107,646
Proceeds from at-the-market offering, net of issuance costs	28,498	36,991
Proceeds from exercise of stock options and warrants	420	84
Net cash provided by financing activities	88,398	144,721
Net increase (decrease) in cash, cash equivalents and restricted cash	155,005	(65,941)
Cash, cash equivalents and restricted cash, beginning of period	20,688	86,629
Cash, cash equivalents and restricted cash, end of period	$175,693	$20,688
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,268
Supplemental disclosure of non-cash transactions:
Conversion of Series X Preferred Stock into common stock	$1,074	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$17	$—
Public offering issuance costs in accrued expenses	$120	$100

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

December 2022 Financing

On December 15, 2022, the Company entered into an underwriting agreement with Jefferies LLC and Evercore Group LLC, representatives of several underwriters, relating to an underwritten public offering (the “December 2022 Financing”) of 9,082,653 shares (the “Shares) of common stock at a public offering price of $11.01 per share. The underwriters were also granted a 30-day option to purchase up to an additional 1,362,397 shares of common stock (the “Additional Shares”) on the same terms and conditions as the Shares. The underwriters elected to purchase the full amount of the Additional Shares on December 19, 2022 for a total amount of shares issued of 10,445,050. This resulted in gross proceeds of $115.0 million, and net proceeds of $107.6 million. The December 2022 Financing included 2,270,663 shares issued to related parties.

License Agreement

On October 4, 2023, the Company entered into a license agreement (the “License Agreement”) with Ichnos Sciences SA and Ichnos Sciences Inc. (collectively, “Ichnos”) pursuant to which Ichnos granted to the Company an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how (collectively, the “Licensed Intellectual Property”), to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab and also referred to by Ichnos as “ISB 830” as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by Ichnos as “ISB 830-X8” and referred to by the Company as “STAR-0310 candidate” (collectively, the “Licensed Compounds”). The Company agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product that contains or comprises a Licensed Compound (a “Licensed Product”) in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan.

Under the terms of the License Agreement, the Company paid Ichnos a one-time upfront license fee of $15.0 million in October 2023. The Company is obligated to pay Ichnos up to $305.0 million in milestones, consisting of up to $20.0 million upon the achievement of certain development milestones, up to $70.0 million upon the achievement of certain regulatory milestones and up to $215.0 million upon the achievement of certain commercial milestones, in each case in up to three indications with respect to the first applicable Licensed Product to achieve such milestone events. The Company is also obligated to pay Ichnos tiered royalties ranging from a mid-single-digit percentage to a low-double-digit percentage on aggregate annual net sales of all Licensed Products. The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of: (i) the expiration of the last valid claim covering the composition of matter of such Licensed Product in such country; (ii) the expiration of the last regulatory exclusivity with respect to such Licensed Product in such country; and (iii) twelve years following the first commercial sale of such Licensed Product in such country. The royalty rate is subject to reduction on a Licensed Product-by-Licensed Product and country-by-country basis under certain circumstances.

October 2023 Financing

On October 16, 2023, the Company entered into an underwriting agreement with Jefferies LLC and Evercore Group LLC, representatives of several underwriters, relating to an underwritten offering (the “October 2023 Financing”) of (i) 8,253,895 shares of common stock and accompanying common stock warrants to purchase an aggregate of 6,190,418 shares of common stock and (ii), in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of common stock and accompanying common stock warrants to purchase up to an aggregate of 1,178,320 shares of common stock for aggregate gross proceeds of approximately $64.0 million, and net proceeds of $59.5 million. The October 2023 Financing included 2,727,340 shares of common stock, 3,223,824 common stock warrants, and 1,571,093 pre-funded warrants issued to related parties.

Liquidity

On June 30, 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which the Company was able to issue and sell shares of common stock of up to $25.0 million under an at-the-market offering program, or the Jefferies ATM Program. The Company was obligated to pay the sales agent commissions of 3% of the gross proceeds from any common stock sold through the Jefferies ATM Program. In September 2022, the Jefferies ATM Program was modified to increase the amount of the Company’s common stock that was able to be offered thereunder to an aggregate offering price of up to $50.0 million, with $30.5 million of such amount then being available for future issuance. In November 2022, the Jefferies ATM Program was once again modified to increase the amount of the Company’s common stock that was able to be offered thereunder to an aggregate offering price of up to $88.1 million, with $50.0 million of such amount then being available for future issuance. In the year ended December 31, 2022, the Company sold an aggregate of 4,012,003 shares of common stock under the Jefferies ATM Program for gross proceeds of $38.2 million and net proceeds of $37.0 million. In the year ended December 31, 2023, the Company sold an aggregate of 4,738,606 shares of common stock under the Jefferies ATM Program for gross proceeds of $29.4 million and net proceeds of $28.5 million. As of December 31, 2023, $20.6 million of common stock remained available for sale under the Jefferies ATM Program.

As of December 31, 2023, the Company had an accumulated deficit of $580.5 million and had available cash, cash equivalents and short-term investments $246.5 million. The Company estimates its existing cash, cash equivalents, and short-term investments are sufficient to sustain operations for at least twelve months from the issuance of these consolidated financial statements. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity or other financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Cash and Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$175,530	$20,525
Restricted cash (1)	163	163
Total	$175,693	$20,688
(1)Included as a component of prepaid expenses and other current assets at December 31, 2023 and other long-term assets at December 31, 2022.

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

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

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

The carrying amounts reflected in the balance sheets for cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at December 31, 2023 and 2022, due to their short-term nature. There have been no changes to the valuation methods during the years ended December 31, 2023 and 2022. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2023 and 2022.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through December 31, 2023.

Accrued and Prepaid Research and Development Costs

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

The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances and prepaid balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,304	$1,318
General and administrative	5,010	3,236
Total	$6,314	$4,554

No related tax benefits were recognized for the years ended December 31, 2023 and 2022.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. The Company has included pre-funded warrants to purchase 1,571,093 shares of common stock at an exercise price of $0.001 in its computation of basic net loss per share. Diluted net loss per share attributable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the Company’s dilutive net loss per share attributable to common stockholders calculation, stock options and warrants to purchase the Company’s common stock were considered to be common stock equivalents but were excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share attributable to common stockholders were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Series X Preferred Stock	5,184,591	5,242,501
Stock options	3,553,969	2,253,431
Common stock warrants	7,700,596	1,530,176
	16,439,156	9,026,108

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

The Company assesses the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where it has operations to determine the potential effect on its business and any assumptions the Company has made about its future taxable income. The Company cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on its business if they were to be enacted. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures and requires taxpayers to amortize expense incurred in the United States over five years, and expense incurred outside of the United States over fifteen years. The United States Congress is considering legislation that would defer the amortization requirement to future periods, however, the Company has no assurance that the provision will be repealed or otherwise modified.

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

Acquired In-Process Research and Development

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to expense at the acquisition date. Refer to “License Agreement” below in this Note 2 for a more detailed description of the accounting policy utilized for the recent asset acquisition.

Preferred Stock Discount

In February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon the stockholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of December 31, 2023, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

Financing Costs

Costs incurred in connection with the issuance of equity units and shares are recorded as a reduction of proceeds to the equity carrying value. The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the financing. If a planned financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There were no deferred offering costs on the Company’s consolidated balance sheet at December 31, 2023 and December 31, 2022.

Recent Accounting Pronouncements – Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326). This standard requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected. It also requires that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In November 2019, the FASB issued an amendment making this standard effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies. Early adoption was permitted. The Company adopted this standard on January 1, 2023 with no material impact on the consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Adopted

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company for the fiscal year beginning on January 1, 2024, with early adoption permitted. The Company plans to adopt this standard on January 1, 2024 with no material impact on the consolidated financial statements expected.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. All disclosure requirements of the update are required for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. The Company will adopt this standard as of January 1, 2024 with no material impact on the consolidated financial statements expected.

License Agreement

On October 4, 2023, the Company entered into the License Agreement, with Ichnos as discussed in Note 1, “Organization and Operations”. Under the terms of the License Agreement, the Company paid Ichnos a one-time upfront license fee of $15.0 million in October 2023. The Company concluded that the License Agreement was not the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset “ISB 830-X8”, referred to by the Company as the STAR-0310 candidate. STAR-0310 is STAR-0310 candidate engineered with YTE half-life extension technology.

The Company determined that the cost to acquire the Licensed Intellectual Property assets was $15.2 million, primarily based on the fair value of the upfront license fee of $15.0 million and external legal fees of $0.2 million attributable to the acquired IPR&D. As the STAR-0310 candidate had not, at the time of the License Agreement, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

3.    Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,709	$—	$—	$7,709
Short-term investments:
Reverse repurchase agreements	—	71,000	—	71,000
Total	$7,709	$71,000	$—	$78,709

	As of December 31, 2022
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,944	$—	$—	$1,944
Short-term investments:
Corporate debt securities	—	16,445	—	16,445
Yankee securities	—	1,999	—	1,999
Bonds	—	2,988	—	2,988
Treasury bills	5,980	—	—	5,980
Reverse repurchase agreements	—	178,500	—	178,500
Total	$7,924	$199,932	$—	$207,856

At December 31, 2023 and 2022, cash equivalents approximated their fair value due to their short-term nature.

4.    Short-Term Investments

The following tables summarize the short-term investments held at December 31, 2023 and 2022 (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2023
Reverse repurchase agreements	$71,000	$—	$—	$71,000
Total	$71,000	$—	$—	$71,000

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2022
Corporate debt securities	$16,508	$—	$(63)	$16,445
Treasury bills	5,983	—	(3)	5,980
Yankee securities	2,000	—	(1)	1,999
U.S. agency bonds	3,000	—	(12)	2,988
Reverse repurchase agreements	178,500	—	—	178,500
Total	$205,991	$—	$(79)	$205,912

The contractual maturities of all short-term investments held at December 31, 2023 and December 31, 2022 were one year or less. There were no short-term investments in an unrealized loss position at December 31, 2023. There were 16 short-term investments in an unrealized loss position at December 31, 2022 with an aggregate value of $25.6 million. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the years ended December 31, 2023 and 2022 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s consolidated results of operations for the years ended December 31, 2023 and 2022.

5.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued contracted costs	$3,861	$2,822
Accrued compensation	4,047	3,373
Accrued professional fees	1,485	588
Accrued other	315	407
Accrued milestones	—	500
Total	$9,708	$7,690

6.   Commitments

On January 28, 2022, the Company entered into a sublease agreement (the “Sublease”) with Grant Thornton LLP for new office space to replace its existing office space. The Sublease commenced on May 1, 2022 and will end on July 31, 2024 (or on such earlier date as the term may cease or expire as set forth in the Sublease).

Future minimum payments required under the Sublease as of December 31, 2023 are summarized as follows (in thousands):

Period Ending December 31,	Amount
2024	$338
Total lease payments	$338
Less: imputed interest	$(9)
Total operating lease liabilities	$329

Rent expense was $0.6 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. Lease payments were $0.7 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

7.   Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of December 31, 2023, the Company had 31,107 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,184,591.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at December 31, 2023:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2019	Common Stock	331,858	$37.50	2/7/2024
2023 (1)	Common Stock	7,368,738	$8.03	10/16/2028
Total		7,700,596
Weighted average exercise price			$9.30
Weighted average life in years				4.60

(1) 1,571,093 pre-funded warrants were issued and outstanding in 2023, not included in the table above, with an exercise price of $0.001 and are exercisable until all pre-funded warrants are exercised in full.

Common Stock

As of December 31, 2023, the Company had 150,000,000 shares of common stock authorized for issuance, $0.001 par value per share, with 41,034,797 shares issued and outstanding. The voting, dividend and liquidation rights of holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding preferred stock.

Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	December 31,	December 31,
	2023	2022
Warrants for the purchase of common stock	9,271,689	1,530,176
Reserve under the 2015 Amended and Restated Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	5,334,301	1,013,520
Series X Preferred Stock	5,184,591	5,242,501
Options outstanding to purchase common stock	3,553,969	2,253,431
Shares reserved for the employee stock purchase plan	43,060	36,982
Total	23,387,610	10,076,610

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

On February 1, 2023, the Company issued stock options exercisable for 855,000 shares of common stock to certain officers of the Company subject to stockholder approval of the authorization of additional shares of common stock for issuance under the 2015 Plan on or before January 31, 2024. On June 2, 2023, the Company’s stockholders approved the addition of 4,300,000 shares of common stock to the shares of common stock authorized for issuance under the 2015 Plan, which satisfied the grant condition on such officer grants. As of December 31, 2023, 755,000 of these options remain outstanding.

On February 17, 2022, the Company’s Board of Directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 300,000 shares of the Company’s common stock. On January 31, 2023, the Company’s Board of Directors approved an amendment to the Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder from 300,000 shares of common stock to 700,000 shares of common stock. On December 14, 2023, the Company’s Board of Directors approved an additional amendment to the Inducement Plan to increase the number of shares of common stock authorized for issuance thereunder from 700,000 shares of common stock to 1,700,000 shares of common stock. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of December 31, 2023, options to purchase 687,900 shares of common stock have been granted under the Inducement Plan, which are included in the table above.

A summary of the Company’s stock option activity and related information for employees and non-employees follows:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)
Outstanding at December 31, 2022	2,253,431	$15.43	8.57	$9,733
Granted	1,906,050	$12.01
Exercised	(78,050)	$5.37
Cancelled or forfeited	(526,939)	$16.80
Expired	(523)	$138.60
Outstanding at December 31, 2023	3,553,969	$13.59	8.39	$1,912
Vested and exercisable at December 31, 2023	1,107,936	$18.62	7.42	$821
Vested and expected to vest at December 31, 2023	3,553,969	$13.59	8.39	$1,912

The total intrinsic value of options exercised in the years ended December 31, 2023 and 2022 was $0.5 million and $0.2 million respectively. The total grant date fair value of stock options vested for the year ended December 31, 2023 and 2022 was $4.4 million and $5.6 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the years ended December 31, 2023 and 2022 was $7.20 and $3.82, respectively.

At December 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $13.8 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.5 years.

Stock-Based Compensation Expense

The fair value of stock options granted to employees and non-employees was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2023	2022
Weighted-average expected volatility	65.86%-73.68%	65.60-70.22%
Expected term (in years)	5.5-6.25	5-6.25
Risk-free interest rate	3.42%-4.67%	1.48-4.17%
Expected dividend yield	0%	0%

Volatility

Due to the lack of company-specific historical and implied volatility data of its common stock, the Company does not have sufficient relevant historical data to support its expected volatility. As such, the Company has used a weighted average of expected volatility based on a combination of the Company’s own historical volatility and volatilities of a representative group of publicly traded biopharmaceutical companies. For purposes of identifying representative companies, the Company considered characteristics such as number of product candidates in early stages of product development, area of therapeutic focus, and length of trading history. The expected volatility was determined using the weighted average of the Company’s own historical volatility and an average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using the same representative companies until sufficient historical information regarding the volatility of the Company’s own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

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

9.  Income Taxes

For the years ended December 31, 2023 and 2022, the Company did not record a provision for federal or state income taxes as it has incurred cumulative net operating losses since inception.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Federal income tax (benefit) at statutory rate	21.00%	21.00%
Permanent differences	(0.12)	(0.66)
Federal research and development credits and adjustments	3.44	3.88
State income tax, net of federal benefit	6.25	5.67
Stock compensation	(1.61)	(1.25)
Other	0.05	(0.58)
Change in valuation allowance	(29.01)	(28.11)
Effective income tax rate	—%	—%

The Company’s deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$85,734	$80,136
Tax credit carryforwards	14,576	12,073
Capitalized research and development	16,927	8,094
Capitalized licenses	4,041	—
Capitalized legal expenses	918	964
Lease liability	90	257
Other differences	2,587	2,365
Total gross deferred tax assets	124,873	103,889
Less valuation allowance	(124,774)	(103,630)
Net deferred tax assets	99	259
Deferred tax liabilities
ROU asset	(99)	(259)
Net deferred taxes	$—	$—

For taxable years beginning after December 31, 2021, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 increased to approximately $16.9 million for the year ended December 31, 2023, and $8.1 million for the year ended December 31, 2022.

The Company recorded an increase to the valuation allowance of $21.1 million during the year ended December 31, 2023 due primarily to the federal and state net operating losses and tax credits generated in the current year. The Company recorded an increase to the valuation allowance of $14.6 million during the year ended December 31, 2022 which was also primarily due to the federal and state net operating losses, and tax credits generated.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses and expectation of future losses, the deferred tax assets were fully offset by a valuation allowance at December 31, 2023 and 2022.

As of December 31, 2023, the Company had approximately $314.4 million of federal and $312.0 million of state net operating loss respectively, which may be available to offset future taxable income, if any, of which $150.6 million of federal and $312.0 million of state carryforwards will expire at various dates from 2028 through 2043. Additionally, $163.8 million of federal net operating loss carryforwards will carry forward indefinitely. The Company had $11.8 million of federal and $3.5 million of state tax credit carryforwards available to reduce future tax liabilities as of December 31, 2023, which will expire at varying times through the year 2043.

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

As of December 31, 2023 and 2022, the Company did not have any significant unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. The Company has not had any accrued interest or penalties related to uncertain tax positions.

The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 through December 31, 2023. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.

10.  Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company provided $0.2 million and $0.1 million in matching contributions during the years ended December 31, 2023 and 2022, respectively.

11.  Subsequent Events

Operating Lease

On January 3, 2024, the Company entered into a sublease agreement (the “Sublease Agreement”) with Duck Creek Technologies LLC, a Delaware limited liability company (the “Sublandlord”), pursuant to which the Company will sublease approximately 30,110 square feet of office space located at 22 Boston Wharf Road, Boston, Massachusetts 02210 (the “Premises”). The Premises is the subject of a lease, dated as of August 7, 2017, by and between MEPT Seaport 13 Stillings LLC, a Delaware limited liability company (the “Landlord”), and the Sublandlord, as tenant (the “Lease”). The term of the sublease of the Premises to the Company under the Sublease Agreement is scheduled to commence on the later to occur of (i) June 1, 2024 and (ii) the date that the Landlord grants its consent to the Sublease Agreement and will end on November 30, 2028 (or on such earlier date as the term may sooner cease or expire as set forth in the Sublease Agreement). The Sublease Agreement will increase the future minimum lease payments described in Note 6 from approximately $0.3 million to approximately $6.9 million.

At-the-Market Offerings

On January 5, 2024, the Company sold an aggregate of 2,945,806 shares of common stock under the Jefferies ATM Program for gross proceeds of $20.6 million and net proceeds of $20.0 million which completed the sale of all available amounts under the Jefferies ATM Program.

February 2024 Financing

On February 1, 2024, the Company announced the closing of an underwritten public offering of 10,340,000 shares of our common stock at a price of $12.09 per share (the “February 2024 Financing”). The gross proceeds of the February 2024 Financing were approximately $125.0 million, and net proceeds were approximately $117.1 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astria Therapeutics, Inc.

Date: March 4, 2024	By:	/s/ Jill C. Milne
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

Signature	Title	Date

/s/ Jill C. Milne	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2024
Jill C. Milne

/s/ Noah Clauser	Chief Financial Officer and Treasurer	March 4, 2024
Noah Clauser	(Principal Financial Officer, Principal Accounting Officer)

/s/ Kenneth Bate
Kenneth Bate	Chairman	March 4, 2024

/s/ Joanne Beck
Joanne Beck	Director	March 4, 2024

/s/ Frederick C. Callori
Frederick C. Callori	Director	March 4, 2024

/s/ Hugh Cole
Hugh Cole	Director	March 4, 2024

/s/ Michael Kishbauch
Michael Kishbauch	Director	March 4, 2024

/s/ Gregg Lapointe
Gregg Lapointe	Director	March 4, 2024

/s/ Jonathan Violin
Jonathan Violin	Director	March 4, 2024