Form 10-Q
period 2024-06-30
Astria Therapeutics, Inc.
filed 2024-08-12
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-37467

Astria Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3687168
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

22 Boston Wharf Road 10th Floor
Boston, Massachusetts	02210
(Address of Principal Executive Offices)	(Zip Code)

(617) 349-1971

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ATXS	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2024, there were 56,425,282 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	5
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023	6
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024 and 2023	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2024 and 2023 and the three months ended June 30, 2024 and 2023	8
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION		30
Item 1A.	Risk Factors	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES		31

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

These forward-looking statements include, among other things, statements about:

●	our expectations regarding the potential significance of the results from the Phase 1a clinical trial of navenibart, formerly known as STAR-0215;
●	our expectations regarding the potential significance of the initial results from the ALPHA-STAR Phase 1b/2 clinical trial of navenibart, including our expectation that the results will support advancement of navenibart into Phase 3 development as a potential treatment for hereditary angioedema, or HAE;
●	our expectations regarding the timing of reporting additional data from the ALPHA-STAR trial and reporting initial safety and efficacy data from the ALPHA-SOLAR long-term open-label trial of navenibart;
●	our expectations about the design and anticipated timing of a Phase 3 pivotal trial for navenibart as a potential treatment for HAE;
●	our expectations about the unmet medical need for HAE, the size and potential growth of the overall HAE market, the potential differentiating attributes of navenibart as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of navenibart to be a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE, and our vision for navenibart to become the market leading and first-choice preventative treatment for HAE with administration every three and six months;
●	our plans to optimize the formulation of navenibart and corresponding work to develop a drug-device combination for navenibart for potential use in late-stage clinical trials and commercially, if approved;
●	our expectations that we have scaled the manufacturing process for navenibart in a manner to generate sufficient material for our planned navenibart nonclinical and clinical studies;
●	the potential therapeutic benefits and potential attributes of STAR-0310, a preclinical stage product candidate which we licensed in October 2023, and our plans to develop STAR-0310 as a treatment for atopic dermatitis, or AD;
●	our expectations regarding the timing of regulatory submissions for STAR-0310;
●	our expectations about the design and anticipated timing of planned clinical trials of STAR-0310;
●	our expectations regarding the timing and nature of anticipated data for planned clinical trials of STAR-0310;
●	the potential commercial opportunity for STAR-0310 in AD and the likelihood that it can effectively compete in AD, assuming it is approved;
●	the estimated size and anticipated growth of the AD market and the need for treatments for AD;

●	the potential to pursue the development of STAR-0310 in additional indications;
●	our goals and visions for the STAR-0310 program;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding our cash runway, expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Astria Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$87,212	$175,530
Short-term investments	267,491	71,000
Prepaid expenses and other current assets	3,186	4,412
Total current assets	357,889	250,942
Right-of-use asset	5,715	363
Other assets	4,385	3,361
Total assets	$367,989	$254,666
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,341	$1,513
Accrued expenses	12,782	9,708
Current portion of operating lease liabilities	1,245	329
Total current liabilities	16,368	11,550
Long term portion of operating lease liabilities	4,544	—
Total liabilities	20,912	11,550
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued and outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,107 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	95,324	95,324
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 54,920,663 and 41,034,797 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	55	41
Additional paid-in capital	876,377	728,285
Accumulated other comprehensive loss	(45)	—
Accumulated deficit	(624,634)	(580,534)
Total stockholders’ equity	347,077	243,116
Total liabilities and stockholders’ equity	$367,989	$254,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$20,709	$9,089	$36,435	$17,122
General and administrative	8,094	6,013	16,518	11,473
Total operating expenses	28,803	15,102	52,953	28,595
Loss from operations	(28,803)	(15,102)	(52,953)	(28,595)
Other income (expense):
Interest and investment income	4,647	2,556	8,888	4,877
Other expense, net	(16)	(20)	(35)	(36)
Total other income, net	4,631	2,536	8,853	4,841
Net loss	(24,172)	(12,566)	(44,100)	(23,754)
Net loss per share attributable to common shareholders - basic and diluted	$(0.43)	$(0.45)	$(0.81)	$(0.85)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	56,485,962	28,022,306	54,390,364	27,983,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(24,172)	$(12,566)	$(44,100)	$(23,754)
Other comprehensive (loss) gain:
Unrealized (loss) gain on short-term investments, net of tax of $0	(31)	4	(45)	79
Total other comprehensive (loss) gain:	(31)	4	(45)	79
Comprehensive loss	$(24,203)	$(12,562)	$(44,145)	$(23,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	loss	equity
Balance at December 31, 2023	31,107	$95,324	41,034,797	$41	$728,285	$(580,534)	$—	$243,116
Issuance of common stock pursuant to an underwriting agreement, net of underwriter’s discount and issuance costs	—	—	10,340,000	10	117,162	—	—	117,172
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	2,945,806	3	19,999	—	—	20,002
Issuance of common stock upon exercise of options and warrants	—	—	582,458	1	4,632	—	—	4,633
Stock-based compensation expense	—	—	—	—	2,754	—	—	2,754
Unrealized loss on short-term investments	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(19,928)	—	(19,928)
Balance at March 31, 2024	31,107	95,324	54,903,061	55	872,832	(600,462)	(14)	367,735
Issuance of common stock upon exercise of options	—	—	17,602	—	94	—	—	94
Stock-based compensation expense	—	—	—	—	3,451	—	—	3,451
Unrealized loss on short-term investments	—	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	—	—	(24,172)	—	(24,172)
Balance at June 30, 2024	31,107	$95,324	54,920,663	$55	$876,377	$(624,634)	$(45)	$347,077

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

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(44,100)	$(23,754)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	6,205	2,551
Right-of-use asset - operating lease	401	287
Accretion of discount/premium on investment securities	(2,507)	(86)
Other non-cash items	31	22
Changes in assets and liabilities:
Prepaid expenses and other assets	476	(203)
Lease liability - operating lease	(293)	(296)
Accounts payable	828	41
Accrued expenses	3,074	(2,511)
Net cash used in operating activities	(35,885)	(23,949)
Investing activities
Purchases of short-term investments	(2,437,029)	(302,923)
Sales and maturities of short-term investments	2,243,000	440,000
Purchases of property and equipment	(305)	(5)
Net cash (used in) provided by investing activities	(194,334)	137,072
Financing activities
Proceeds from public offering, net of underwriting discounts and issuance costs	117,172	—
Proceeds from at-the-market offering, net of issuance costs	20,002	—
Proceeds from exercise of stock options and warrants	4,727	310
Net cash provided by financing activities	141,901	310
Net (decrease) increase in cash, cash equivalents and restricted cash	(88,318)	113,433
Cash, cash equivalents and restricted cash, beginning of period	175,693	20,688
Cash, cash equivalents and restricted cash, end of period	$87,375	$134,121
Supplemental disclosure of non-cash transactions:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,753	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$199	$—
Conversion of Series X Preferred Stock into common stock	$—	$1,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The Company

Astria Therapeutics, Inc. (the “Company”), is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for allergic and immunological diseases. The Company’s lead product candidate is navenibart, formerly known as STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema (“HAE”), a rare, debilitating and potentially life-threatening disease. The Company’s second product candidate is STAR-0310, a monoclonal antibody OX40 antagonist that is in preclinical development for the treatment of atopic dermatitis, an immune disorder associated with loss of skin barrier function and itching. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

In June 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company could issue and sell shares of common stock under an at-the-market offering program (the “2021 ATM Program”). The Company sold an aggregate of 2,945,806 shares of common stock under the 2021 ATM Program for gross proceeds of $20.6 million and net proceeds of $20.0 million in the six months ended June 30, 2024, which completed the sale of all available amounts under the 2021 ATM Program. On March 4, 2024, the Company entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which the Company is able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program (the “2024 ATM Program” and collectively with the 2021 ATM Program, the “ATM Programs”). The Company pays Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. There was no activity in the 2024 ATM Program during the six months ended June 30, 2024 and there was no activity in the 2021 ATM Program during the six months ended June 30, 2023.

As of June 30, 2024, the Company had an accumulated deficit of $624.6 million and had available cash, cash equivalents and short-term investments of $354.7 million. The Company estimates its existing cash, cash equivalents, and short-term investments are sufficient to sustain operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional equity, debt or other financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Astria Securities Corporation and Quellis Biosciences, LLC, successor in interest to Quellis Biosciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The following common stock equivalents, including Series X Preferred Stock shown as common stock equivalents, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2024	2023
Common stock warrants	6,796,280	331,858
Stock options	6,234,537	3,183,045
Series X Preferred Stock	5,184,591	5,184,591
	18,215,408	8,699,494

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

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. Restricted cash is presented as a component of prepaid expenses and other current assets at June 30, 2024 and other long-term assets at June 30, 2023.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statement of cash flows is as follows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$87,212	$133,958
Restricted cash	163	163
Total	$87,375	$134,121

Preferred Stock Discount

In February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid-in capital. The discount related to the beneficial conversion feature was recognized through the earliest possible date of conversion, which occurred upon the stockholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of June 30, 2024, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

Recent Accounting Pronouncements - Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. The Company adopted this standard on January 1, 2024 with no material impact on the unaudited condensed consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The Company adopted this standard on January 1, 2024 with no material impact on the unaudited condensed consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2023 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and six months ended June 30, 2024 that had a material impact on the Company’s results of operations or financial position.

3.Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2024 and 2023.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2024
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$54,269	$—	$—	$54,269
Treasury bills	4,988	—	—	4,988
Short-term investments:
Treasury bills	108,672	—	—	108,672
Reverse repurchase agreements	—	100,000	—	100,000
Treasury notes	58,819	—	—	58,819
Total	$226,748	$100,000	$—	$326,748

	As of December 31, 2023
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,709	$—	$—	$7,709
Short-term investments:
Reverse repurchase agreements	—	71,000	—	71,000
Total	$7,709	$71,000	$—	$78,709

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and short-term investments as of June 30, 2024 and December 31, 2023.

4.Short-Term Investments

The following table summarizes the short-term investments held at June 30, 2024 and December 31, 2023 (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
June 30, 2024
Treasury bills	$108,696	$1	$(25)	$108,672
Reverse repurchase agreements	100,000	—	—	100,000
Treasury notes	58,840	1	(22)	58,819
Total	$267,536	$2	$(47)	$267,491

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2023
Reverse repurchase agreements	$71,000	$—	$—	$71,000
Total	$71,000	$—	$—	$71,000

The contractual maturities of all short-term investments held at June 30, 2024 and December 31, 2023 were one year or less. There were 22 short-term investments in an unrealized loss position with an aggregate value of $138.2 million as of June 30, 2024. There were no short-term investments in an unrealized loss position as of December 31, 2023.

The Company is required to determine whether a decline in the fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of June 30, 2024 and December 31, 2023.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated statements of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three- and six-month periods ended June 30, 2024 and 2023 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued contracted costs	$7,845	$3,861
Accrued compensation	2,538	4,047
Accrued professional fees	2,014	1,485
Accrued other	385	315
Total	$12,782	$9,708

6.Commitments

On January 3, 2024, the Company entered into a sublease agreement (the “Sublease”) with Duck Creek Technologies LLC to occupy 30,110 square feet of office space in Boston, Massachusetts to replace its existing office space. The Sublease commenced on June 1, 2024 and will end on November 30, 2028 (or on such earlier date as the term may cease or expire as set forth in the Sublease). The Company concluded that the Sublease was an operating lease and recognized a lease liability and right-of-use (“ROU”) asset of approximately $5.8 million at the inception of the Sublease. The lease liability represents the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments. The Sublease is secured by a security deposit of $0.4 million. As of June 30, 2024, the remaining lease term of the Sublease was 4.4 years.

The Sublease is scheduled to expire in 2028. Future minimum payments required under the Sublease as of June 30, 2024 are summarized as follows (in thousands):

Period Ending June 30,	Amount
2024	$522
2025	1,576
2026	1,608
2027	1,640
2028	1,531
Total lease payments	$6,877
Less: imputed interest	(1,088)
Total operating lease liabilities	$5,789

Rent expense was $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. Rent expense was $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. Lease payments were $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. Lease payments were $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

7.Stockholders’ Equity

Preferred Stock

Under the Company’s restated certificate of incorporation, as amended, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of June 30, 2024, the Company had 31,107 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,184,591.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at June 30, 2024:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2023 (1)	Common Stock	6,796,280	$8.03	10/16/2028
Total		6,796,280
Weighted average exercise price			$8.03
Weighted average life in years				4.30

(1) 1,571,093 pre-funded warrants were issued in 2023 with an exercise price of $0.001 per share and are exercisable until all pre-funded warrants are exercised in full. 1,571,093 pre-funded warrants were outstanding as of June 30, 2024 and are not included in the table above.

8.Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	June 30,	December 31,
	2024	2023
Reserve under the 2015 Amended and Restated Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	8,374,848	5,334,301
Warrants for the purchase of common stock	8,367,373	9,271,689
Options outstanding to purchase common stock	6,234,537	3,553,969
Series X Preferred Stock	5,184,591	5,184,591
Shares reserved for the employee stock purchase plan	49,139	43,060
Total	28,210,488	23,387,610

9.Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2023	3,553,969	$13.59	8.39	$1,912
Granted	2,972,200	$14.58
Exercised	(27,602)	$4.80
Cancelled or forfeited	(262,747)	$12.44
Expired	(1,283)	$408.60
Outstanding at June 30, 2024	6,234,537	$14.07	8.64	$3,152
Vested and exercisable at June 30, 2024	1,815,378	$16.08	7.35	$1,561
Vested and expected to vest at June 30, 2024	6,234,537	$14.07	8.64	$3,152

The intrinsic value of stock options exercised in the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively. The intrinsic value of stock options exercised in the three and six months ended June 30, 2023 was $0.1 million and $0.5 million, respectively. The total grant date fair value of stock options vested for the three months ended June 30, 2024 and 2023 was $2.5 million and $1.2 million, respectively. The total grant date fair value of stock options vested for the six months ended June 30, 2024 and 2023 was $5.6 million and $2.7 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended June 30, 2024 and 2023 was $6.64 and $7.79, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the six months ended June 30, 2024 and 2023 was $9.95 and $8.76, respectively.

At June 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $35.1 million. The Company expects to recognize that cost over a weighted-average period of approximately 3.1 years.

On February 17, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan, as amended, provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 1,700,000 shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635 (c)(4). As of June 30, 2024, options to purchase 867,087 shares of common stock are outstanding under the Inducement Plan, which are included in the table above.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for allergic and immunological diseases. Our focus is to develop first-choice therapies that improve the health and outcomes of patients with allergic and immunological diseases. Our lead product candidate is navenibart, formerly known as STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. Navenibart has the potential to be the most patient-friendly chronic treatment option for HAE, based on initial proof-of-concept data in HAE patients and the existing HAE treatment landscape. We believe that navenibart has the potential to become the market-leading HAE treatment if approved. Our second product candidate is STAR-0310, a monoclonal antibody OX40 antagonist that is in preclinical development for the treatment of atopic dermatitis, or AD, an immune disorder associated with loss of skin barrier function and itching. We believe that with both of these programs, we are advancing a pipeline of products with meaningfully differentiated profiles based on validated mechanisms.

Navenibart

The treatment options for patients with HAE have improved in recent years, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The goal for navenibart is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE. Our vision for navenibart is to lead the HAE market and become the first-choice preventative treatment for HAE with administration every three and six months with the goal of normalizing the lives of people living with HAE. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. Navenibart is currently in clinical development and the U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to navenibart for the treatment of HAE.

In February 2023, we advanced navenibart to a Phase 1b/2 trial called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE is evaluating safety, tolerability, HAE attack rate, pharmacokinetics, or PK, pharmacodynamics, or PD, and quality of life in patients three and six months after subcutaneous navenibart administration. We reported initial proof-of-concept data in HAE patients in March 2024, as described below. Target enrollment of 16 patients was achieved with all doses administered. The initial efficacy and safety data-cut was as of March 13, 2024.

Cohort 1 evaluated a 450 mg dose and all four patients had completed 6 months of follow-up. Efficacy observations compared to baseline through 6 months of follow-up were as follows:

●	92% reduction in monthly attack rate
●	96% reduction in moderate and severe attacks
●	91% reduction in acute rescue medication use
●	50% of patients were attack-free through 3 months of follow-up

Cohort 2 evaluated a 600 mg dose followed by a 300 mg dose three months later, on Day 84. We plan to evaluate this dosing regimen in our planned Phase 3 trial. All six patients had completed 3 months of follow-up and three patients had completed 6 months of follow-up as of the data cut-off date. Efficacy observations compared to baseline through 6 months of follow-up were as follows:

●	96% reduction in monthly attack rate
●	98% reduction in moderate and severe attacks
●	94% reduction in acute rescue medication use
●	67% of patients were attack-free
●	100% of patients were attack-free in the first month after dosing, demonstrating rapid onset of action

Cohort 3 received a 600 mg dose followed by a 600 mg dose one month later, on Day 28. Four of six patients had completed 3 months of follow-up as of the data cut-off date. Efficacy observations compared to baseline through 3 months of follow-up were as follows:

●	90% reduction in monthly attack rate
●	100% reduction in moderate and severe attacks
●	95% reduction in acute rescue medication use
●	50% of patients were attack-free

Navenibart was generally well-tolerated with no serious treatment-emergent adverse events, or TEAEs, and no discontinuations. There were two treatment-related TEAEs (both mild), one of which was a case of dizziness and the other a transient injection site reaction (rash). There were no injection site reactions of pain.

We expect to report additional data from ALPHA-STAR in the fourth quarter of 2024. We expanded enrollment in ALPHA-STAR in Cohorts 2 and 3 for a total of up to 28 patients in order to accelerate the collection of data to support potential regulatory filings and future approvals.

The observed efficacy, PK, PD, and safety and tolerability profile of navenibart support advancement of navenibart into Phase 3 development. Pending regulatory feedback, we expect to start a Phase 3 pivotal trial in the first quarter of 2025 and expect top-line results by year-end 2026. Our goal for navenibart is to enable patients to choose what works best for them by developing both every 3-month, or Q3M, and every 6-month, or Q6M, administration options.

We have initiated and are enrolling subjects in ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of navenibart. All of the original 16 target enrollment patients from ALPHA-STAR have entered or consented to enter ALPHA-SOLAR. Participants are being assigned to receive navenibart in one of two dosing regimens: either 300mg Q3M or 600mg Q6M. We expect to report initial safety and efficacy data from ALPHA-SOLAR in mid-2025.

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

In May 2024, we shared preclinical results for STAR-0310 at the European Academy of Allergy and Clinical Immunology (EAACI) conference. STAR-0310 exhibited a long mean half-life of 26 days in cynomolgus monkeys compared to a half-life of 10-14 days for a typical non-half-life extended IgG antibody. There was also an approximately 8-fold increase in binding affinity to human OX40 observed for STAR-0310 compared to telazorlimab, an earlier generation antibody prior to affinity maturation without half-life extension. STAR-0310 was seen to have comparable potency to rocatinlimab, an anti-OX40 monoclonal antibody in Phase 3 development by Amgen, Inc. Additionally, the preclinical results demonstrated significantly less antibody-dependent cellular cytotoxicity, or ADCC, potential with STAR-0310 compared to rocatinlimab. Having less ADCC could potentially result in a favorable safety profile for STAR-0310. We believe these preclinical results support the potential for STAR-0310 to have the best-in-class OX40 inhibitor profile.

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

Underwritten Offerings

On October 16, 2023, we closed an underwritten offering of (i) 8,253,895 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 6,190,418 shares of common stock and (ii), in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of common stock and accompanying common stock warrants to purchase up to an aggregate of 1,178,320 shares of common stock, which we refer to as the October 2023 Financing. The gross proceeds of the October 2023 Financing were $64.0 million and net proceeds were $59.5 million.

On February 1, 2024, we closed an underwritten offering of 10,340,000 shares of our common stock, which we refer to as the February 2024 Financing. The gross proceeds of the February 2024 Financing were $125.0 million and net proceeds were $117.2 million.

Financial Overview

Our business is almost entirely dependent on the success of navenibart and STAR-0310. Navenibart is in clinical development and has only produced results in Phase 1a and Phase 1b/2 clinical testing and in preclinical and nonclinical settings. STAR-0310 is in the preclinical stage of development. Our net losses were $44.1 million and $23.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $624.6 million. We have not generated any product revenues and have financed our operations primarily through public offerings and private placements of our equity securities and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs.

As of June 30, 2024, we had $354.7 million in cash, cash equivalents and short-term investments which we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027, including all navenibart program activities through the completion of a planned Phase 3 pivotal trial as well as advancing our STAR-0310 OX40 program through submission of an IND and early proof-of-concept results from a Phase 1a clinical trial. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Advancing the development of navenibart, STAR-0310, or any future product candidates will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, STAR-0310 or any future product candidate. We will need to obtain substantial additional funding to complete the development and commercialization of navenibart, STAR-0310 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

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

The following table summarizes our research and development expenses by program (in thousands):

	Six Months Ended June 30,
	2024	2023
Navenibart	$15,071	$9,209
STAR-0310	8,685	—
Other programs	497	1,986
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	8,256	5,059
Consultants and professional expenses, including stock-based compensation	3,201	575
Facilities	288	145
Other	437	148
Total costs not directly allocated to programs	12,182	5,927
Total research and development expenses	$36,435	$17,122

We expect to incur significant research and development expenses in the year ending December 31, 2024, and in future periods in connection with the clinical trials and other activities related to the development of navenibart and the preclinical studies, planned clinical trials and other activities related to the development of STAR-0310. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of navenibart, STAR-0310 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from navenibart, STAR-0310 or any other future product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the completion of the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

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

A change in the outcome of any of these variables with respect to the development of navenibart, STAR-0310 or any future product candidate, would significantly change the costs and timing associated with the development of that product candidate.

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

We anticipate that our general and administrative expenses will increase from their current levels as we continue to grow our company, develop navenibart and STAR-0310, and potentially expand our pipeline to include other product candidates.

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies as reported in our 2023 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the dollar change in those items (in thousands):

	Three Months Ended June 30,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$20,709	$9,089	$11,620
General and administrative	8,094	6,013	2,081
Total operating expenses	28,803	15,102	13,701
Loss from operations	(28,803)	(15,102)	(13,701)
Other income, net	4,631	2,536	2,095
Net loss	$(24,172)	$(12,566)	$(11,606)

Research and Development Expenses

Research and development expenses increased by $11.6 million to $20.7 million for the three months ended June 30, 2024 from $9.1 million for the three months ended June 30, 2023, an increase of 128%. The increase in research and development expenses was primarily associated with the STAR-0310 program’s manufacturing and IND-enabling activities in addition to external research and development costs associated with the navenibart program’s advancement in our multi-site international clinical trials. These research and development activities resulted in a $5.7 million increase in expenses related to external research, manufacturing, and IND-enabling activities related to the STAR-0310 program, a $2.8 million increase in CRO and manufacturing expenses to support the ALPHA-STAR and ALPHA-SOLAR clinical trials in addition to start-up activities to support a planned Phase 3 pivotal trial in 2025, a $2.2 million increase in consulting expenses, a $1.8 million increase in employee expenses primarily due to stock-based compensation expenses, and a $0.3 million increase in facilities and other costs, partially offset by a $1.2 million decrease in expenses attributable to other research programs.

We expect that our research and development expenses over the next several quarters will be higher than prior periods. We anticipate initiating a Phase 3 pivotal trial for navenibart in the first quarter of 2025 in addition to submitting an IND to the FDA for STAR-0310 for the treatment of AD by year-end 2024. If the IND clears, we anticipate initiating a Phase 1a clinical trial of STAR-0310 in the first quarter of 2025.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million to $8.1 million for the three months ended June 30, 2024 from $6.0 million for the three months ended June 30, 2023, an increase of 35%. The increase in general and administrative expenses was attributable to a $1.8 million increase in employee expenses primarily due to stock-based compensation and company growth to support the advancement of our programs, a $0.1 million increase in professional services due to increased legal fees and consulting expenses, a $0.1 million increase in facilities costs, and a $0.1 million increase in other costs, including insurance and general office expenses. As noted above, we anticipate that our general and administrative expenses will increase from their current levels as we continue to grow our company.

Other Income, Net

Other income, net increased by $2.1 million to $4.6 million for the three months ended June 30, 2024 from $2.5 million for the three months ended June 30, 2023, an increase of 83%. The increase was primarily attributable to an increase in interest and investment income due to an increase in interest-earning assets from the proceeds of financing activities.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, together with the dollar change in those items (in thousands):

	Six Months Ended June 30,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$36,435	$17,122	$19,313
General and administrative	16,518	11,473	5,045
Total operating expenses	52,953	28,595	24,358
Loss from operations	(52,953)	(28,595)	(24,358)
Other income, net	8,853	4,841	4,012
Net loss	$(44,100)	$(23,754)	$(20,346)

Research and Development Expenses

Research and development expenses increased by $19.3 million to $36.4 million for the six months ended June 30, 2023 from $17.1 million for the six months ended June 30, 2023, an increase of 113%. The increase in research and development expenses was primarily associated with the STAR-0310 program’s manufacturing and IND-enabling activities in addition to external research and development costs associated with the navenibart program’s advancement in our multi-site international clinical trials. These research and development activities resulted in a $8.7 million increase in expenses related to external research, manufacturing, and IND-enabling activities related to the STAR-0310 program, a $5.9 million increase in CRO and manufacturing expenses to support the ALPHA-STAR and ALPHA-SOLAR clinical trials in addition to start-up activities to support a planned Phase 3 pivotal trial in 2025, a $3.2 million increase in employee expenses primarily due to stock-based compensation expenses, a $2.6 million increase in consulting expenses, and a $0.4 million increase in facilities and other costs, partially offset by a $1.5 million decrease in expenses attributable to other research programs.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million to $16.5 million for the six months ended June 30, 2024 from $11.5 million for the six months ended June 30, 2023, an increase of 44%. The increase in general and administrative expenses was attributable to a $3.7 million increase in employee expenses primarily due to stock-based compensation and company growth to support the advancement of our programs, a $1.1 million increase in professional services due to increased legal fees and consulting expenses, and a $0.2 million increase in other costs, including general office, facilities, and insurance expenses.

Other Income, Net

Other income, net increased by $4.0 million to $8.9 million for the six months ended June 30, 2024 from $4.9 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in interest and investment income due to an increase in interest-earning assets from the proceeds of financing activities.

Liquidity and Capital Resources

From our inception through June 30, 2024, we raised an aggregate of $823.4 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in February 2021 and registered offerings of our common stock, including our at-the-market offering programs.

As of June 30, 2024, we had $354.7 million in cash, cash equivalents and short-term investments which we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027, including all navenibart program activities through the completion of a planned Phase 3 pivotal trial, as well as advancing our STAR-0310 OX40 program through submission of an IND and early proof-of-concept results from a Phase 1a trial. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

Advancing the development of navenibart, STAR-0310, or any future product candidates will require a significant amount of capital and our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, STAR-0310 or any future product candidate. In addition, navenibart, STAR-0310, or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for years, if at all. Accordingly, we will need to obtain substantial additional funding to complete the development and commercialization of navenibart, STAR-0310 or any future product candidates, support our continuing operations, future clinical trials and the expansion of our pipeline. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. General economic conditions, both inside and outside the United States, including heightened inflation, capital market instability and volatility, interest rate and currency rate fluctuations and economic slowdown or recession as well as pandemics, epidemics and geopolitical events, including civil or political unrest (such as the Ukraine-Russian war and the conflict in the Middle East), may have a significant impact on the availability of funding sources and the terms on which any funding may be available. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations. Although we will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

October 2023 Financing

On October 16, 2023, we closed the October 2023 Financing, in which we sold (i) 8,253,895 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 6,190,418 shares of common stock and (ii), in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of common stock and accompanying common stock warrants to purchase up to an aggregate of 1,178,320 shares of common stock for aggregate gross proceeds of $64.0 million and net proceeds of $59.5 million.

February 2024 Financing

On February 1, 2024, we closed the February 2024 Financing, in which we sold 10,340,000 shares of our common stock for gross proceeds of $125.0 million and net proceeds of $117.2 million.

At-the-Market Offerings

In June 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we could issue and sell shares of common stock under an at-the-market offering program, or the 2021 ATM Program. We sold an aggregate of 2,945,806 shares of common stock under the 2021 ATM Program for gross proceeds of $20.6 million and net proceeds of $20.0 million in the six months ended June 30, 2024, which completed the sale of all available amounts under the 2021 ATM Program. On March 4, 2024, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we are able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program, or the 2024 ATM Program, and, collectively with the 2021 ATM Program, the ATM Programs. We pay Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. There was no activity in the 2024 ATM Program during the six months ended June 30, 2024 and there was no activity in the 2021 ATM Program during the six months ended June 30, 2023. Subsequent to June 30, 2024, we sold an aggregate of 1,504,619 shares of common stock (which sales occured on July 10, 2024) under the 2024 ATM Program for gross proceeds of $15.6 million and net proceeds of $15.2 million.

Cash Flows

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(35,885)	$(23,949)
Net cash (used in) provided by investing activities	(194,334)	137,072
Net cash provided by financing activities	141,901	310
Net (decrease) increase in cash, cash equivalents and restricted cash	$(88,318)	$113,433

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.9 million for the six months ended June 30, 2024 and consisted primarily of a net loss of $44.1 million adjusted for stock-based compensation expense of $6.2 million, partially offset by accretion of the discount/premium on investment securities of $2.5 million, and an increase in net assets of $4.5 million, which resulted primarily from an increase in accrued expenses of $3.1 million, an increase in prepaid expenses of $1.2 million, an increase in accounts payable of $0.8 million, and a net increase in operating lease liabilities of $0.1 million, partially offset by a decrease in other assets of $0.7 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $194.3 million for the six months ended June 30, 2024 and consisted primarily of purchases of short-term investments of $2.4 billion, partially offset by maturities of short-term investments of $2.2 billion as the proceeds from maturities from short-term investments were reinvested. Net cash provided by investing activities was $137.1 million for the six months ended June 30, 2023 and consisted primarily of maturities of short-term investments of $440.0 million, partially offset by purchases of short-term investments of $302.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $141.9 million for the six months ended June 30, 2024, which was attributable to net proceeds of $117.2 million from the February 2024 Financing, net proceeds of $20.0 million from the 2021 ATM Program and proceeds from exercises of stock options and warrants of $4.7 million. Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2023, which was attributable to proceeds from exercises of stock options.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party preclinical and clinical research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

As of June 30, 2024, we had an accumulated deficit of $624.6 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2027, including all navenibart program activities through the completion of a planned Phase 3 pivotal trial, as well as advancing our STAR-0310 OX40 program through submission of an IND and early proof-of-concept results from a Phase 1a trial. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for navenibart, STAR-0310 and any future product candidates, including potential future clinical trials;
●	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, and scaling up the manufacturing of drug substance and drug product to clinical and commercial scale and developing a drug device combination, if applicable, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	if we obtain marketing approval of any of our product candidates, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our product candidates, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to navenibart in HAE and STAR-0310 in AD;
●	our headcount growth and associated costs;
●	the amount and timing of future milestone and royalty payments potentially payable to Ichnos Sciences SA and Ichnos Sciences Inc., or collectively Ichnos, pursuant to our October 2023 license agreement covering STAR-0310;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, navenibart, STAR-0310 or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Material Cash Requirements from Known Contractual Obligations

Our material cash requirements from known contractual and other obligations as of June 30, 2024 are primarily related to our sublease agreements for office space. For information related to our future commitments relating to our sublease agreement, see Note 6, “Commitments”, of our condensed consolidated financial statements.

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

Our license agreement with Ichnos which covers STAR-0310 includes potential milestone payments, tiered royalties and other obligations that are dependent upon the development of products using the intellectual property licensed under the agreement and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. These potential obligations are contingent upon future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding this agreement, please see Note 1, “Organization and Operations” in our 2023 Annual Report on Form 10-K.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Careful consideration should be given to the factors discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q.

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the second quarter of 2024.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below:

Exhibit Number	Exhibit

10.1*	Second Amended and Restated 2015 Stock Incentive Plan, as amended
31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astria Therapeutics, Inc.

Date: August 12, 2024	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)