Form 10-Q
period 2024-09-30
Astria Therapeutics, Inc.
filed 2024-11-13
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2024, there were 56,434,219 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	5
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	6
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION		30
Item 1A.	Risk Factors	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES		31

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Astria Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$80,899	$175,530
Short-term investments	263,384	71,000
Prepaid expenses and other current assets	7,580	4,412
Total current assets	351,863	250,942
Right-of-use asset	5,390	363
Other assets	4,386	3,361
Total assets	$361,639	$254,666
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,278	$1,513
Accrued expenses	13,069	9,708
Current portion of operating lease liabilities	1,377	329
Total current liabilities	15,724	11,550
Long term portion of operating lease liabilities	4,261	—
Total liabilities	19,985	11,550
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued and outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,107 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	95,324	95,324
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 56,434,219 and 41,034,797 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	57	41
Additional paid-in capital	895,110	728,285
Accumulated other comprehensive gain	331	—
Accumulated deficit	(649,168)	(580,534)
Total stockholders’ equity	341,654	243,116
Total liabilities and stockholders’ equity	$361,639	$254,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$20,510	$13,338	$56,945	$30,460
General and administrative	8,504	6,898	25,022	18,371
Total operating expenses	29,014	20,236	81,967	48,831
Loss from operations	(29,014)	(20,236)	(81,967)	(48,831)
Other income (expense):
Interest and investment income	4,517	2,527	13,405	7,404
Other expense, net	(37)	(18)	(72)	(54)
Total other income, net	4,480	2,509	13,333	7,350
Net loss	(24,534)	(17,727)	(68,634)	(41,481)
Net loss per share attributable to common shareholders - basic and diluted	$(0.42)	$(0.63)	$(1.24)	$(1.48)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	57,820,458	28,040,173	55,542,074	28,002,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(24,534)	$(17,727)	$(68,634)	$(41,481)
Other comprehensive gain:
Unrealized gain on short-term investments, net of tax of $0	376	—	331	79
Total other comprehensive gain:	376	—	331	79
Comprehensive loss	$(24,158)	$(17,727)	$(68,303)	$(41,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	gain (loss)	equity
Balance at December 31, 2023	31,107	$95,324	41,034,797	$41	$728,285	$(580,534)	$—	$243,116
Issuance of common stock pursuant to an underwriting agreement, net of underwriter’s discount and issuance costs	—	—	10,340,000	10	117,162	—	—	117,172
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	2,945,806	3	19,999	—	—	20,002
Issuance of common stock upon exercise of options and warrants	—	—	582,458	1	4,632	—	—	4,633
Stock-based compensation expense	—	—	—	—	2,754	—	—	2,754
Unrealized loss on short-term investments	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(19,928)	—	(19,928)
Balance at March 31, 2024	31,107	95,324	54,903,061	55	872,832	(600,462)	(14)	367,735
Issuance of common stock upon exercise of options	—	—	17,602	—	94	—	—	94
Stock-based compensation expense	—	—	—	—	3,451	—	—	3,451
Unrealized loss on short-term investments	—	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	—	—	(24,172)	—	(24,172)
Balance at June 30, 2024	31,107	95,324	54,920,663	55	876,377	(624,634)	(45)	347,077
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	1,504,619	2	15,241	—	—	15,243
Issuance of common stock upon exercise of options	—	—	8,937	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	3,434	—	—	3,434
Unealized gain on short-term investments	—	—	—	—	—	—	376	376
Net loss	—	—	—	—	—	(24,534)	—	(24,534)
Balance September 30, 2024	31,107	$95,324	56,434,219	$57	$895,110	$(649,168)	$331	$341,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	loss	equity
Balance at December 31, 2022	31,455	$96,398	27,501,340	$28	$632,512	$(507,643)	$(79)	$221,216
Issuance of common stock upon the conversion of preferred stock	(348)	(1,074)	57,910	—	1,074	—	—	—
Issuance of common stock upon exercise of options and warrants	—	—	427,468	—	37	—	—	37
Stock-based compensation expense	—	—	—	—	1,220	—	—	1,220
Unrealized gain on short-term investments	—	—	—	—	—	—	75	75
Net loss	—	—	—	—	—	(11,188)	—	(11,188)
Balance at March 31, 2023	31,107	95,324	27,986,718	28	634,843	(518,831)	(4)	211,360
Issuance of common stock upon exercise of options	—	—	39,126	—	273	—	—	273
Stock-based compensation expense	—	—	—	—	1,331	—	—	1,331
Unrealized gain on short-term investments	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(12,566)	—	(12,566)
Balance at June 30, 2023	31,107	95,324	28,025,844	28	636,447	(531,397)	—	200,402
Issuance of common stock upon exericse of options	—	—	16,452	—	110	—	—	110
Stock-based compensation expense	—	—	—	—	1,694	—	—	1,694
Unealized gain on short-term investments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,727)	—	(17,727)
Balance September 30, 2023	31,107	$95,324	28,042,296	$28	$638,251	$(549,124)	$—	$184,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(68,634)	$(41,481)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	9,639	4,245
Right-of-use asset - operating lease	726	434
Accretion of discount/premium on investment securities	(4,232)	(86)
Other non-cash items	50	34
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,081)	(1,318)
Lease liability - operating lease	(444)	(451)
Accounts payable	(235)	350
Accrued expenses	3,361	66
Net cash used in operating activities	(63,850)	(38,207)
Investing activities
Purchases of short-term investments	(3,495,821)	(1,216,423)
Sales and maturities of short-term investments	3,308,000	1,353,500
Purchases of property and equipment	(325)	(9)
Net cash (used in) provided by investing activities	(188,146)	137,068
Financing activities
Proceeds from public offering, net of underwriting discounts and issuance costs	117,172	—
Proceeds from at-the-market offering, net of issuance costs	35,245	—
Proceeds from exercise of stock options and warrants	4,785	420
Net cash provided by financing activities	157,202	420
Net (decrease) increase in cash, cash equivalents and restricted cash	(94,794)	99,281
Cash, cash equivalents and restricted cash, beginning of period	175,693	20,688
Cash, cash equivalents and restricted cash, end of period	$80,899	$119,969
Supplemental disclosure of non-cash transactions:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,753	$—
Conversion of Series X Preferred Stock into common stock	$—	$1,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The Company

Astria Therapeutics, Inc. (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for allergic and immunological diseases. The Company’s lead product candidate is navenibart, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema, a rare, debilitating and potentially life-threatening disease. The Company’s second product candidate is STAR-0310, a monoclonal antibody OX40 antagonist that is in preclinical development for the treatment of atopic dermatitis, an immune disorder associated with loss of skin barrier function and itching. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

In June 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company could issue and sell shares of common stock under an at-the-market offering program (the “2021 ATM Program”) which was completed in the first quarter of 2024. On March 4, 2024, the Company entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which the Company is able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program (the “2024 ATM Program” and collectively with the 2021 ATM Program, the “ATM Programs”). The Company pays Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. In the three months ended September 30, 2024, the Company sold an aggregate of 1,504,619 shares of common stock under the 2024 ATM Program for gross proceeds of $15.6 million and net proceeds of $15.2 million. In the nine months ended September 30, 2024, the Company sold an aggregate of 4,450,425 shares of common stock under the ATM programs for gross proceeds of $36.2 million and net proceeds of $35.2 million. There was no activity in the ATM Programs during the three and nine months ended September 30, 2023.

As of September 30, 2024, the Company had an accumulated deficit of $649.2 million and had available cash, cash equivalents and short-term investments of $344.3 million. The Company estimates its existing cash, cash equivalents, and short-term investments are sufficient to sustain operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements. The Company has been primarily involved with research and development activities and has incurred operating losses and negative cash flows from operations since its inception. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional equity, debt or other financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any future period.

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

The following common stock equivalents, including Series X Preferred Stock shown as common stock equivalents, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2024	2023
Common stock warrants	6,796,280	331,858
Stock options	6,564,686	3,321,448
Series X Preferred Stock	5,184,591	5,184,591
	18,545,557	8,837,897

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

Restricted cash is comprised of deposits with a financial institution used to collateralize letters of credit related to the Company’s lease arrangements. The Company does not hold any restricted cash as of September 30, 2024. Restricted cash is presented as a component of prepaid expenses and other current assets at September 30, 2023.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statement of cash flows is as follows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$80,899	$119,806
Restricted cash	—	163
Total	$80,899	$119,969

Preferred Stock Discount

In February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid-in capital. The discount related to the beneficial conversion feature was recognized through the earliest possible date of conversion, which occurred upon the stockholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of September 30, 2024, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The Company adopted this standard on January 1, 2024 with no material impact on the unaudited condensed consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2023 Annual Report on Form 10-K, and there were no significant changes to such policies in the three and nine months ended September 30, 2024 that had a material impact on the Company’s results of operations or financial position.

3.Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2024 and 2023.

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2024
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$32,468	$—	$—	$32,468
Short-term investments:
Treasury notes	104,073	—	—	104,073
Reverse repurchase agreements	—	100,000	—	100,000
Treasury bills	59,311	—	—	59,311
Total	$195,852	$100,000	$—	$295,852

	As of December 31, 2023
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,709	$—	$—	$7,709
Short-term investments:
Reverse repurchase agreements	—	71,000	—	71,000
Total	$7,709	$71,000	$—	$78,709

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and short-term investments as of September 30, 2024 and December 31, 2023.

4.Short-Term Investments

The following table summarizes the short-term investments held at September 30, 2024 and December 31, 2023 (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
September 30, 2024
Treasury notes	$103,813	260	—	$104,073
Reverse repurchase agreements	100,000	—	—	100,000
Treasury bills	59,240	71	—	59,311
Total	$263,053	$331	$—	$263,384

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2023
Reverse repurchase agreements	$71,000	$—	$—	$71,000
Total	$71,000	$—	$—	$71,000

The contractual maturities of all short-term investments held at September 30, 2024 and December 31, 2023 were one year or less. There were no short-term investments in an unrealized loss position as of September 30, 2024 and December 31, 2023.

The Company is required to determine whether a decline in the fair value below the amortized cost basis of short-term investments is due to credit-related factors. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

Unrealized losses on short-term investments presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its short-term investments as of September 30, 2024 and December 31, 2023.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated statements of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three- and nine-month periods ended September 30, 2024 and 2023 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued contracted costs	$7,159	$3,861
Accrued compensation	3,617	4,047
Accrued professional fees	2,126	1,485
Accrued other	167	315
Total	$13,069	$9,708

6.Commitments

On January 3, 2024, the Company entered into a sublease agreement (the “Sublease”) with Duck Creek Technologies LLC to occupy 30,110 square feet of office space in Boston, Massachusetts to replace its existing office space. The Sublease commenced on June 1, 2024 and will end on November 30, 2028 (or on such earlier date as the term may cease or expire as set forth in the Sublease). The Company concluded that the Sublease was an operating lease and recognized a lease liability and right-of-use (“ROU”) asset of approximately $5.8 million at the inception of the Sublease. The lease liability represents the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments. The Sublease is secured by a security deposit of $0.4 million. As of September 30, 2024, the remaining lease term of the Sublease was 4.2 years.

The Sublease is scheduled to expire in 2028. Future minimum payments required under the Sublease as of September 30, 2024 are summarized as follows (in thousands):

Period Ending September 30,	Amount
2024	$261
2025	1,576
2026	1,608
2027	1,640
2028	1,531
Total lease payments	$6,616
Less: imputed interest	(978)
Total operating lease liabilities	$5,638

Rent expense was $0.4 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Rent expense was $0.9 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. Lease payments were $0.4 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Lease payments were $0.9 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

7.Stockholders’ Equity

Preferred Stock

Under the Company’s restated certificate of incorporation, as amended, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of September 30, 2024, the Company had 31,107 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,184,591.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at September 30, 2024:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2023 (1)	Common Stock	6,796,280	$8.03	10/16/2028
Total		6,796,280
Weighted average exercise price			$8.03
Weighted average life in years				4.05

(1) 1,571,093 pre-funded warrants were issued in 2023 with an exercise price of $0.001 per share and are exercisable until all pre-funded warrants are exercised in full. 1,571,093 pre-funded warrants were outstanding as of September 30, 2024 and are not included in the table above.

8.Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	September 30,	December 31,
	2024	2023
Warrants for the purchase of common stock	8,367,373	9,271,689
Reserve under the 2015 Second Amended and Restated Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	8,035,373	5,334,301
Options outstanding to purchase common stock	6,564,686	3,553,969
Series X Preferred Stock	5,184,591	5,184,591
Shares reserved for the employee stock purchase plan	49,139	43,060
Total	28,201,162	23,387,610

9.Stock Incentive Plans

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2023	3,553,969	$13.59	8.39	$1,912
Granted	3,340,175	$14.14
Exercised	(36,539)	$5.21
Cancelled or forfeited	(291,247)	$12.43
Expired	(1,672)	$414.04
Outstanding at September 30, 2024	6,564,686	$13.87	8.50	$6,021
Vested and exercisable at September 30, 2024	2,001,026	$15.57	7.25	$2,808
Vested and expected to vest at September 30, 2024	6,564,686	$13.87	8.50	$6,021

The intrinsic value of stock options exercised was less than $0.1 million in the three months ended September 30, 2024 and 2023. The intrinsic value of stock options exercised in the nine months ended September 30, 2024 and 2023 was $0.2 million and $0.5 million, respectively. The total grant date fair value of stock options vested for the three months ended September 30, 2024 and 2023 was $1.6 million and $0.9 million, respectively. The total grant date fair value of stock options vested for the nine months ended September 30, 2024 and 2023 was $7.2 million and $3.6 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the three months ended September 30, 2024 and 2023 was $7.32 and $5.89, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the nine months ended September 30, 2024 and 2023 was $9.66 and $7.48, respectively.

At September 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $34.4 million. The Company expects to recognize that cost over a weighted-average period of approximately 3.0 years.

On February 17, 2022, the Company’s board of directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan, as amended, provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 1,700,000 shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635 (c)(4). As of September 30, 2024, options to purchase 1,179,550 shares of common stock are outstanding under the Inducement Plan, which are included in the table above.

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

Navenibart

The treatment options for patients with HAE have improved in recent years, however, there is remaining unmet medical need and the global market for HAE therapy is strong and growing. The goal for navenibart is to develop a best-in-class monoclonal antibody inhibitor of plasma kallikrein able to provide long-acting, effective attack prevention for HAE. Our vision for navenibart is to lead the HAE market and become the first-choice preventative treatment for HAE with administration every three and six months with the goal of normalizing the lives of people living with HAE. Targeted plasma kallikrein inhibition can prevent HAE attacks by suppressing the pathway that generates bradykinin and causes excessive swelling. Navenibart is currently in clinical development and the U.S. Food and Drug Administration, or FDA, has granted Fast Track and Orphan Drug designations to navenibart for the treatment of HAE. The European Commission has granted Orphan Medicinal Product Designation to navenibart for the treatment of HAE.

In February 2023, we advanced navenibart to a Phase 1b/2 trial called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE is evaluating safety, tolerability, HAE attack rate, pharmacokinetics, or PK, pharmacodynamics, or PD, and quality of life in patients three and six months after subcutaneous navenibart administration. We reported initial proof-of-concept data in HAE patients in March 2024, as described below. Target enrollment of 16 patients was achieved with all doses administered. The initial efficacy and safety data-cut was as of March 13, 2024. We expect to report final data from ALPHA - STAR target enrollment in the fourth quarter of 2024.

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

In October 2024, we presented new quality of life data from initial results from ALPHA-STAR at the American College of Allergy Asthma and Immunology (ACAAI) demonstrating that navenibart induced rapid improvements in quality of life in HAE patients. By Day 28 after navenibart administration, 80% of participants achieved clinically meaningful improvements.

Enrollment in ALPHA-STAR was expanded and a total of 29 patients were enrolled in the trial.

The observed efficacy, PK, PD, and safety and tolerability profile of navenibart support advancement of navenibart into Phase 3 development. We are in discussions with global regulatory authorities and are finalizing the design for the Phase 3 pivotal trial. Pending regulatory feedback, we expect to start a Phase 3 pivotal trial in the first quarter of 2025 and expect top-line results by year-end 2026. Our goal for navenibart is to enable patients to choose what works best for them by developing both every 3-month, or Q3M, and every 6-month, or Q6M, administration options.

We have initiated and are enrolling subjects in ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of navenibart. All of the original 16 target enrollment patients from ALPHA-STAR have entered ALPHA-SOLAR. Participants are being assigned to receive navenibart in one of two dosing regimens: either 300mg Q3M or 600mg Q6M. We expect to report initial safety and efficacy data from ALPHA-SOLAR in mid-2025.

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

In May 2024, we shared preclinical results for STAR-0310 at the European Academy of Allergy and Clinical Immunology (EAACI) conference. STAR-0310 exhibited a long mean half-life of 26 days in cynomolgus monkeys compared to a half-life of 10-14 days for a typical non-half-life extended IgG antibody. There was also an approximately 8-fold increase in binding affinity to human OX40 observed for STAR-0310 compared to telazorlimab, an earlier generation antibody prior to affinity maturation without half-life extension. Preclinical results demonstrated significantly less antibody-dependent cellular cytotoxicity, or ADCC, potential with STAR-

0310 compared to rocatinlimab, an anti-OX40 monoclonal antibody in Phase 3 development by Amgen, Inc., with comparable potency. Having less ADCC in the context of robust potency could potentially result in a favorable safety profile and potentially wider therapeutic window for STAR-0310. We believe these preclinical results support the potential for STAR-0310 to have the best-in-class OX40 inhibitor profile.

We are on track with the FDA investigational new drug application, or IND, for STAR-0310 for the treatment of AD by year-end. Assuming the IND clears, we anticipate initiating a Phase 1a clinical trial of STAR-0310 in healthy subjects in the first quarter of 2025 and reporting initial results from the Phase 1a clinical trial in the third quarter of 2025, including PK and PD data and early signals on safety and tolerability. Assuming positive results from the Phase 1a clinical trial, we plan to initiate a Phase 1b clinical trial of STAR-0310 in patients with AD in the second half of 2025 and would expect to report results from such trial in the second quarter of 2026. The goals of the Phase 1b trial would be to demonstrate initial efficacy in AD as well as show differentiation in safety and tolerability and the potential for a reduced treatment burden as a result of extended half-life as compared to existing therapies.

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

Financial Overview

Our business is almost entirely dependent on the success of navenibart and STAR-0310. Navenibart is in clinical development and has only produced results in Phase 1a and Phase 1b/2 clinical testing and in preclinical and nonclinical settings. STAR-0310 is in the preclinical stage of development. Our net losses were $68.6 million and $41.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $649.2 million. We have not generated any product revenues and have financed our operations primarily through public offerings and private placements of our equity securities and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs.

As of September 30, 2024, we had $344.3 million in cash, cash equivalents and short-term investments which we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027, including all navenibart program activities through the completion of a planned Phase 3 pivotal trial as well as advancing our STAR-0310 OX40 program through submission of an IND and early proof-of-concept results from a Phase 1a clinical trial. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Advancing the development of navenibart, STAR-0310, or any future product candidates will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, STAR-0310 or any future product candidate. We will need to obtain substantial additional funding to complete the development and commercialization of navenibart, STAR-0310 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2024	2023
Navenibart	$23,868	$18,278
STAR-0310	12,224	—
Other programs	655	2,836
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	12,996	7,920
Consultants and professional expenses, including stock-based compensation	5,964	957
Facilities	570	234
Other	668	235
Total costs not directly allocated to programs	20,198	9,346
Total research and development expenses	$56,945	$30,460

We expect to incur significant research and development expenses in the year ending December 31, 2024, and in future periods in connection with the clinical trials and other activities related to the development of navenibart and the preclinical studies, planned clinical trials and other activities related to the development of STAR-0310. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of navenibart, STAR-0310 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from navenibart, STAR-0310 or any other future product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the completion of the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

●	establishing an appropriate safety profile with IND-enabling toxicology studies;
●	successful design of, enrollment in, and completion of clinical trials;
●	feedback from the FDA and foreign regulatory authorities on planned trial designs, preclinical studies and manufacturing capabilities and plans;
●	changes in the FDA and foreign regulatory approval processes or perspectives that may delay or prevent the approval of new products;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	launching commercial sales, if we are able to obtain marketing approval, whether alone or in collaboration with others, and our ability to compete successfully with other products; and
●	maintaining a continued acceptable safety profile following approval.

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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies as reported in our 2023 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the dollar change in those items (in thousands):

	Three Months Ended September 30,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$20,510	$13,338	$7,172
General and administrative	8,504	6,898	1,606
Total operating expenses	29,014	20,236	8,778
Loss from operations	(29,014)	(20,236)	(8,778)
Other income, net	4,480	2,509	1,971
Net loss	$(24,534)	$(17,727)	$(6,807)

Research and Development Expenses

Research and development expenses increased by $7.2 million to $20.5 million for the three months ended September 30, 2024 from $13.3 million for the three months ended September 30, 2023, an increase of 54%. The increase in research and development expenses was primarily associated with the STAR-0310 program’s manufacturing and IND-enabling activities in addition to an increase in external expenses to support a planned Phase 3 pivotal trial for navenibart. These research and development activities resulted in a $3.5 million increase in expenses related to external research, manufacturing, and IND-enabling activities related to the STAR-0310 program, a $2.4 million increase in consulting expenses primarily to support the planned Phase 3 pivotal trial for navenibart, a $1.9 million increase in employee expenses due to a $0.7 million increase in employee stock-based compensation expenses and additional costs related to company growth, and a $0.3 million increase in facilities and other costs, partially offset by a $0.6 million decrease in expenses attributable to other research programs and a $0.3 million decrease in external research and development costs associated with the navenibart program.

We expect that our research and development expenses over the next several quarters will be higher than prior periods. We anticipate initiating a Phase 3 pivotal trial for navenibart in the first quarter of 2025 in addition to initiating a Phase 1a clinical trial of STAR-0310 in the first quarter of 2025.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million to $8.5 million for the three months ended September 30, 2024 from $6.9 million for the three months ended September 30, 2023, an increase of 23%. The increase in general and administrative expenses was attributable to a $1.5 million increase in employee expenses primarily due to a $0.9 million increase in employee stock-based compensation expenses and additional costs related to company growth, a $0.1 million increase in facilities costs and a $0.1 million increase in general office expenses, partially offset by a $0.1 million decrease in other costs such as insurance and professional service expenses.

Other Income, Net

Other income, net increased by $2.0 million to $4.5 million for the three months ended September 30, 2024 from $2.5 million for the three months ended September 30, 2023, an increase of 79%. The increase was primarily attributable to an increase in interest and investment income due to an increase in interest-earning assets from the proceeds of financing activities.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the dollar change in those items (in thousands):

	Nine Months Ended September 30,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$56,945	$30,460	$26,485
General and administrative	25,022	18,371	6,651
Total operating expenses	81,967	48,831	33,136
Loss from operations	(81,967)	(48,831)	(33,136)
Other income, net	13,333	7,350	5,983
Net loss	$(68,634)	$(41,481)	$(27,153)

Research and Development Expenses

Research and development expenses increased by $26.5 million to $57.0 million for the nine months ended September 30, 2024 from $30.5 million for the nine months ended September 30, 2023, an increase of 87%. The increase in research and development expenses was associated with the STAR-0310 program’s manufacturing and IND-enabling activities in addition to external research and development costs associated with the navenibart program’s advancement in our multi-site international clinical trials and start-up activities to support a planned Phase 3 pivotal trial. These research and development activities resulted in a $12.2 million increase in expenses related to external research, manufacturing, and IND-enabling activities related to the STAR-0310 program, a $5.6 million increase in CRO and manufacturing expenses to support the ALPHA-STAR and ALPHA-SOLAR clinical trials in addition to start-up activities to support a planned Phase 3 pivotal trial for navenibart, a $5.1 million increase in employee expenses due to a $1.8 million increase in employee stock-based compensation expenses and additional costs related to company growth, a $5.0 million increase in consulting expenses, and a $0.8 million increase in facilities and other costs, partially offset by a $2.2 million decrease in expenses attributable to other research programs.

General and Administrative Expenses

General and administrative expenses increased by $6.6 million to $25.0 million for the nine months ended September 30, 2024 from $18.4 million for the nine months ended September 30, 2023, an increase of 36%. The increase in general and administrative expenses was attributable to a $5.2 million increase in employee expenses primarily due to a $3.1 million increase in employee stock-based compensation expenses and additional costs related to company growth, a $1.0 million increase in professional services due to increased legal fees and consulting expenses, and a $0.4 million increase in other costs, including general office, facilities, and insurance expenses.

Other Income, Net

Other income, net increased by $6.0 million to $13.3 million for the nine months ended September 30, 2024 from $7.3 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in interest and investment income due to an increase in interest-earning assets from the proceeds of financing activities.

Liquidity and Capital Resources

From our inception through September 30, 2024, we raised an aggregate of $839.2 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in February 2021 and registered offerings of our common stock, including our at-the-market offering programs.

As of September 30, 2024, we had $344.3 million in cash, cash equivalents and short-term investments which we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027, including all navenibart program activities through the completion of a planned Phase 3 pivotal trial, as well as advancing our STAR-0310 OX40 program through submission of an IND and early proof-of-concept results from a Phase 1a trial. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

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

At-the-Market Offerings

In June 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we could issue and sell shares of common stock under an at-the-market offering program, or the 2021 ATM Program, which was completed in the first quarter of 2024. On March 4, 2024, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we are able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program, or the 2024 ATM Program, and collectively with the 2021 ATM Program, the ATM Programs. We pay Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. In the three months ended September 30, 2024, we sold an aggregate of 1,504,619 shares of common stock under the 2024 ATM Program for gross proceeds of $15.6 million and net proceeds of $15.2 million. In the nine months ended September 30, 2024, we sold an aggregate of 4,450,425 shares of common stock under the ATM programs for gross proceeds of $36.2 million and net proceeds of $35.2 million. There was no activity in the ATM Programs during the three and nine months ended September 30, 2023.

Cash Flows

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(63,850)	$(38,207)
Net cash (used in) provided by investing activities	(188,146)	137,068
Net cash provided by financing activities	157,202	420
Net (decrease) increase in cash, cash equivalents and restricted cash	$(94,794)	$99,281

Net Cash Used in Operating Activities

Net cash used in operating activities was $63.9 million for the nine months ended September 30, 2024 and consisted primarily of a net loss of $68.6 million adjusted for stock-based compensation expense of $9.6 million, partially offset by accretion of the discount/premium on investment securities of $4.2 million, a decrease to our right of use asset of $0.7 million, and a decrease in net assets of $1.4 million, which resulted primarily from an increase in prepaid expenses and other assets of $4.1 million, a decrease in the lease liability of $0.4 million and a decrease in accounts payable of $0.2 million, partially offset by an increase in accrued expenses of $3.3 million.

Net cash used in operating activities was $38.2 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $41.5 million adjusted for stock-based compensation expense of $4.2 million, a decrease to our right of use asset of $0.4 million, and offset by a net decrease in net assets of $1.3 million, which resulted primarily from an increase in prepaid expenses of $1.3 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $188.1 million for the nine months ended September 30, 2024 and consisted primarily of purchases of short-term investments of $3.5 billion, partially offset by maturities of short-term investments of $3.3 billion as the proceeds from maturities of short-term investments, primarily repurchase agreements with maturities due within five days or less, were purchased and reinvested during the nine months ended September 30, 2024. Net cash provided by investing activities was $137.1 million for the nine months ended September 30, 2023 and consisted primarily of maturities of short-term investments of $1.4 billion, partially offset by purchases of short-term investments of $1.2 billion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $157.2 million for the nine months ended September 30, 2024, which was attributable to net proceeds of $117.2 million from the February 2024 Financing, net proceeds of $35.2 million from the ATM Programs and proceeds from exercises of stock options and warrants of $4.8 million. Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2023, which was attributable to proceeds from exercises of stock options of $0.4 million.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party preclinical and clinical research and development services, clinical costs, legal and other regulatory expenses, and general overhead.

As of September 30, 2024, we had an accumulated deficit of $649.2 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

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

Material Cash Requirements from Known Contractual Obligations

Our material cash requirements from known contractual and other obligations as of September 30, 2024 are primarily related to our sublease agreements for office space. For information related to our future commitments relating to our sublease agreement, see Note 6, “Commitments”, of our condensed consolidated financial statements.

We enter into agreements in the normal course of business with CROs for clinical trials, with third party manufacturers for clinical supplies and with vendors for preclinical research studies and other services and products for operating purposes. The contracts are cancelable at any time by us, generally upon 30 to 90 days’ prior written notice to the counterparty, and we believe that our non-cancelable obligations under these agreements are not material.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Careful consideration should be given to the factors discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition or future results, in addition to the information set forth in this Quarterly Report on Form 10-Q.

Item 5. Other Information

During the third quarter of 2024, Chris Morabito, our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. This plan was adopted on September 25, 2024. Sales under the plan may begin on February 18, 2025 and no sales may be made after November 19, 2025. Pursuant to the plan, the aggregate number of options to be exercised, and the aggregate number of shares of common stock to be sold upon exercise of those options, is not to exceed 20,000.

None of our other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the third quarter of 2024.

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

Astria Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)