Form 10-K
period 2024-12-31
Astria Therapeutics, Inc.
filed 2025-03-11
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 28, 2024: $370,232,653.

As of February 28, 2025, there were 56,434,219 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant intends to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

Summary of the Material Risks Associated with Our Business

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	We are entirely dependent on the success of our product candidates, navenibart for the treatment of hereditary angioedema, or HAE, and STAR-0310 for the treatment of atopic dermatitis, or AD. We cannot give any assurance that we will generate preclinical, clinical or other data for navenibart or STAR-0310 sufficiently supportive to receive regulatory approval, which will be required before either can be commercialized.
●	Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more study participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We have never generated any revenue from product sales and may never be profitable.
●	We have never obtained marketing approval for a product candidate, and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any future product candidate we may seek to develop.
●	Clinical trials are costly, time consuming, difficult to enroll and inherently risky, and we may fail to demonstrate safety and efficacy on the timelines that we expect or to the satisfaction of applicable regulatory authorities. We also expect that any later stage clinical trials we conduct for STAR-0310 will be larger and more expensive when compared to those we are conducting, and plan to conduct, for navenibart because AD, the indication for which we are developing STAR-0310, is not a rare disease.
●	Navenibart, STAR-0310 or any future product candidates may cause adverse events or undesirable side effects or have other unexpected properties that could delay or halt clinical trials, delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
●	We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.
●	Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
●	We rely on in-licensed patent and other intellectual property rights for our STAR-0310 program and we may need to obtain licenses from third parties to other intellectual property rights for the development and commercialization of our STAR-0310 and navenibart programs; if we fail to comply with our existing or future obligations under these licenses, or if these licenses are terminated, we could lose license rights that are important to our business.
●	We rely on third parties to conduct our preclinical studies and clinical trials. If they do not perform satisfactorily, our business could be significantly harmed.

●	We will need to maintain a master cell bank for navenibart, a master cell bank for STAR-0310 and cell lines or banks for any other future biologic candidate that generate sufficient material for preclinical, nonclinical and clinical studies, and also build and maintain sufficient preclinical, clinical and commercial manufacturing drug substance, drug product and drug - device combination capacity, in each case, through third party manufacturers, for navenibart, STAR-0310 and any other future product candidate that advances into such stages, on the timetables and in a manner that, in each case, are consistent with our expected development timetables and financial projections, the failure of which could materially harm our business and operating results and require us to raise capital sooner than we expect.
●	Our forecasts of cash usage and how long we expect our existing cash, cash equivalents and short-term investments to fund operating expenses and capital expenditure requirements may not be accurate and we may therefore use our cash, cash equivalents and short-term investments more rapidly than we expect, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts, if any, and therefore materially harm our operating results, and we could be required to raise capital sooner than we expect.
●	We have incurred significant losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
●	If we are unable to obtain and maintain sufficient patent and/or regulatory protection for product candidates, or if the scope of the patent and/or regulatory protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates successfully may be adversely affected.
●	The price of our common stock has been and is likely to continue to be highly volatile, which could result in substantial losses for our stockholders.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and the other information set forth in this Annual Report on Form 10-K, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance, strategy, future financial condition and clinical development programs. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, clinical development programs, regulatory filings and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include but are not limited to those described under the heading “Summary of the Material Risks Associated with our Business” and the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and include, among other things, statements about:

●	our expectations regarding the potential significance of the results from the Phase 1a clinical trial and ALPHA -STAR 1b/2 clinical trial of navenibart;
●	our expectations regarding the timing of disclosure of initial safety and efficacy data from the ALPHA-SOLAR trial of navenibart;
●	our expectations regarding the timing, nature, goals and results of the ALPHA-ORBIT Phase 3 clinical trial of navenibart, including the expected timing of release of topline results from such trial, and that favorable results from such trial and the ORBIT-EXPANSE long-term trial could support registration of navenibart as a potential treatment for hereditary angioedema, or HAE;
●	our expectations regarding development and clinical testing of any drug device combination for dosing of navenibart;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of navenibart as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of navenibart to be a best-in-class, market-leading and patient-friendly treatment for HAE, and our vision for navenibart to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE;
●	the HAE treatment landscape, the product profile of existing HAE therapies and HAE therapies under development, and the estimated size and anticipated growth of the global HAE market;
●	our expectations to continue to use third party contract manufacturers to meet our nonclinical, clinical and commercial needs for navenibart, STAR-0310, and any other development candidate and statements regarding having adequate clinical and commercial supply of navenibart, any drug device combination of navenibart and STAR-0310;
●	the potential therapeutic benefits and potential attributes of STAR-0310 and our plans to develop STAR-0310 as a treatment for atopic dermatitis, or AD;
●	our expectations about the anticipated timing of early proof-of-concept data from the Phase 1a clinical trial of STAR-0310;
●	our expectations about the plans and potential design of a STAR-0310 proof-of-concept trial in AD patients;
●	the potential commercial opportunity for STAR-0310 in AD and the likelihood that it can effectively compete in AD, assuming it is approved;
●	the estimated size and anticipated growth of the AD market and the need for treatments for AD;

●	the potential to pursue the development of STAR-0310 in additional indications;
●	our goals and visions for the STAR-0310 program;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our facilities plans and capacity;
●	our management and mitigation of cybersecurity risks;
●	our estimates regarding our cash runway, expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

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

v

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for allergic and immunological diseases. Our focus is to develop first-choice therapies that improve the health and outcomes of patients with allergic and immunologic diseases. Our lead product candidate is navenibart, formerly known as STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. We believe that navenibart has the potential to be the market - leading and most patient-friendly chronic treatment option for HAE, based on proof-of-concept data in HAE patients and the existing HAE treatment landscape. Our second product candidate is STAR-0310, a monoclonal antibody OX40 antagonist that is in clinical development for the treatment of atopic dermatitis, or AD, an immune disorder associated with loss of skin barrier function and itching. We believe that with both of these programs, we are advancing a pipeline of products with meaningfully differentiated profiles based on validated mechanisms.

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

In February 2025, we initiated a Phase 3 trial of navenibart called ALPHA-ORBIT. This global, randomized, double-blind, placebo-controlled trial is evaluating the efficacy and safety of navenibart over a 6-month treatment period in up to 135 adults and 10 adolescents (open-label), with Type 1 or Type 2 HAE. Adult patients will be randomized to receive one of three navenibart dose arms: 1) an initial 600 mg dose followed by 300 mg every 3 months (Q3M), 2) 600 mg every six months (Q6M), 3) 600 mg Q3M, or placebo; adolescents will receive an initial 600 mg dose followed by 300 mg Q3M. The dose arms support the potential to provide patient-centered dosing flexibility to people with HAE. The primary endpoint is time-normalized monthly HAE attacks at 6 months, and a key secondary endpoint includes the proportion of participants who are attack-free at 6 months. After 6 months, patients may be eligible to enter ORBIT-EXPANSE, a long-term trial, in which all patients will be treated with navenibart (open-label) and which will include a patient-centered flexible dosing period. The navenibart Phase 3 program will consist of the ALPHA-ORBIT Phase 3 trial and ORBIT-EXPANSE, which are designed to support registration globally. Top-line results from the ALPHA-ORBIT trial are anticipated in early 2027. In addition, to ease the administration of navenibart, we are developing both autoinjector and pre-filled syringe drug device combinations.

In February 2023, we initiated a Phase 1b/2 trial of navenibart called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE evaluated safety, tolerability, HAE attack rate reduction, pharmacokinetics, or PK, pharmacodynamics, or PD, and quality of life in patients three and six months after subcutaneous navenibart administration. We reported initial proof-of-concept data in HAE patients in March 2024. Target enrollment of 16 patients was achieved with all doses administered and we reported final results from ALPHA-STAR target enrollment in December 2024 which were as follows:

Cohort 1 evaluated a single 450 mg dose (n=4). The results for the cohort measured over 6 months were averages of:

●	a 91% reduction in monthly attack rate;
●	a 96% reduction in moderate and severe attacks; and
●	a 94% reduction in acute rescue medication use; with
●	50% of patients being attack-free through 3 months of follow-up, and 25% being attack-free through 6 months of follow-up.

Cohort 2 evaluated a 600 mg dose followed by a 300 mg dose three months later, on Day 84 (n=6). The results for the cohort measured over 6 months were averages of:

●	a 95% reduction in monthly attack rate;
●	a 95% reduction in moderate and severe attacks; and
●	a 94% reduction in acute rescue medication use; with
●	67% of patients being attack-free.

Cohort 3 received a 600 mg dose followed by a 600 mg dose one month later, on Day 28 (n=6). The results for the cohort measured over 6 months were averages of:

●	a 92% reduction in monthly attack rate;
●	a 96% reduction in moderate and severe attacks; and
●	a 91% reduction in acute rescue medication use; with
●	67% of patients being attack-free.

Navenibart was generally well-tolerated with no serious treatment-emergent adverse events, or TEAEs, and no discontinuations. There were four non-severe and quickly resolved treatment-related TEAEs: one case of dizziness, one transient injection site reaction (rash), one case of injection site erythema, and one case of injection site pruritus. There were no injection site reactions of pain.

In October 2024, we presented new quality of life data from initial results from ALPHA-STAR at the American College of Allergy Asthma and Immunology (ACAAI) demonstrating that navenibart induced rapid improvements in quality of life in HAE patients. By day 28 after navenibart administration, 80% of participants achieved clinically meaningful improvements.

Enrollment in ALPHA-STAR was expanded and a total of 29 patients were enrolled in the trial in order to accelerate the collection of data to support potential regulatory filings and future approvals.

ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of navenibart, is ongoing. All of the 29 patients from ALPHA-STAR have entered ALPHA-SOLAR. Participants are being assigned to receive navenibart in one of two dosing regimens: either 300mg Q3M or 600mg Q6M. We expect to report initial safety and efficacy data from ALPHA-SOLAR in mid-2025.

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

In January 2025, we announced the initiation of our Phase 1a trial of STAR-0310 in healthy subjects. The Phase 1a randomized, double-blind, placebo-controlled single ascending dose trial is evaluating the safety, tolerability, PK, and immunogenicity of STAR-0310 in approximately 40 healthy adult participants. We anticipate early proof-of-concept results from the trial in the third quarter of 2025.

In May 2024, we shared preclinical results for STAR-0310 at the European Academy of Allergy and Clinical Immunology (EAACI) conference. STAR-0310 exhibited a long mean half-life of 26 days in cynomolgus monkeys compared to a half-life of 10-14 days for a typical non-half-life-extended IgG antibody. There was also an approximately 8-fold increase in binding affinity to human OX40 observed for STAR-0310 compared to telazorlimab, an earlier generation antibody prior to affinity maturation without half-life extension. Preclinical results demonstrated significantly less antibody-dependent cellular cytotoxicity, or ADCC, potential with STAR-0310 compared to rocatinlimab, an anti-OX40 monoclonal antibody in Phase 3 development by Amgen, Inc., with comparable potency. Having less ADCC in the context of robust potency could potentially result in a favorable safety profile and potentially wider therapeutic window for STAR-0310. We believe these preclinical results support the potential for STAR-0310 to have the best-in-class OX40 inhibitor profile.

Assuming positive results from the Phase 1a clinical trial, we are planning a proof-of-concept clinical trial of STAR-0310 in patients with AD. The goals of the proof-of-concept trial would be to demonstrate initial efficacy in AD as well as show differentiation in safety and tolerability and the potential for a reduced treatment burden as a result of extended half-life as compared to existing therapies.

Our Product Candidates

Navenibart

Navenibart is a monoclonal antibody that was designed to inhibit plasma kallikrein for the treatment of HAE. Plasma kallikrein is a critical component of the plasma contact system, which causes pathologic vascular permeability in Type I and Type II HAE. Navenibart is a humanized monoclonal antibody that was developed through a hybridoma screening and antibody optimization process. Following humanization and optimization for affinity and overall properties, the antibody was modified to increase its plasma half-life. This process resulted in navenibart, a humanized monoclonal antibody having the following desirable features: high affinity and kallikrein inhibitory activity, selectivity for plasma kallikrein compared to prekallikrein, reduced chemistry, manufacturing and controls or, CMC, liabilities and long plasma half-life. Based on these characteristics, preclinical experiments, clinical trial results with navenibart, and the HAE market landscape, we believe that navenibart has the potential to be a best-in-class and the most patient-friendly monoclonal antibody inhibitor of plasma kallikrein that could combine the benefits of infrequent dosing with the inhibition of attacks over long periods of time and low risk of injection pain while maintaining high levels of efficacy. We have established clinical proof of concept with our Phase 1b/2 ALPHA-STAR trial in people with HAE, and we believe that we can develop a differentiated, best-in-class new preventative therapy for HAE with a well-understood monoclonal antibody modality to provide patients with improved outcomes and quality of life.

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

Unaddressed Market Opportunity

There are two treatment approaches to managing the unpredictable and recurrent edema attacks typically experienced by people with HAE. On-demand treatments are administered at the onset of an attack to reduce the severity and duration of the attack, and preventative treatments, which is the treatment approach that we are pursuing with navenibart, are taken chronically to reduce the frequency and severity of future attacks. The HAE treatment market is substantial and growing. We estimate that the HAE market was 2.8 billion dollars in 2023 and that it has potential to grow to 5.4 billion dollars by 2030. This growth is predicted based on patients being diagnosed earlier, more patients taking treatments to prevent HAE attacks, as well as expansion of available therapies in more geographic regions. In the United States, the FDA has approved four therapies for on-demand treatment of HAE: BERINERT® (C1 esterase inhibitor [human]), FIRAZYR® (icatibant injection), KALBITOR® (ecallantide) and RUCONEST® (C1 esterase inhibitor [recombinant]). For long-term preventative treatment of HAE, the FDA has approved the following four therapies: CINRYZE® (C1 esterase inhibitor [human]), HAEGARDA® (C1 esterase inhibitor subcutaneous [human]), TAKHZYRO® (lanadelumab-flyo) and ORLADEYO® (berotralstat).

With the exception of KALBITOR, these therapies are also approved and commercially available outside of the United States. The approved preventative therapies have provided HAE patients with treatment options but have limitations in dosing frequency, side effects and/or efficacy. CINRYZE and HAEGARDA are administered twice a week; CINRYZE by IV infusion and HAEGARDA by SC injection. TAKHZYRO is dosed every two weeks by SC injection. Dosing every four weeks may be considered in some patients. With these injectable therapies, patients have reported a desire for less burdensome administration. ORLADEYO is an oral capsule taken daily with food, and data from its approved label, while not comparative data, suggest a lower percentage reduction in attack rate than other available therapies. Historically, androgens and antifibrinolytic treatments have also been used as preventative treatment but they are associated with side effects such as hypertension, acne, hirsutism, rashes, amenorrhea, liver enzyme elevations and increased risk of thrombosis and their overall use has been declining with the availability of more-tolerable, HAE-specific therapies. Although there has been progress with recent innovation in therapies for HAE and, as described in the section entitled “Competition” in this Business section, there are a significant number of product candidates for HAE in clinical and preclinical development, we believe that there is remaining unmet medical need for potent and long duration of action preventative therapies to provide patients with lower burden of treatment and improved outcomes and quality of life. Market research with U.S. physicians and HAE patients has shown strong interest in a product with the potential profile of navenibart.

Clinical Trial Results and Development Plans

We initiated a Phase 1a clinical trial of navenibart in August 2022 and we announced initial results in December 2022. We presented additional preliminary results from the trial in February 2023 and further results were shared at the American College of Allergy, Asthma, and Immunology Conference in November 2023. Final results from the trial were shared at the American Academy of Allergy, Asthma, and Immunology Conference in February 2024. This Phase 1a randomized, double-blind, placebo-controlled single ascending dose clinical trial evaluated the safety, PK and PD of navenibart at a single U.S. center. Forty-one healthy subjects received a single dose of navenibart or placebo in four cohorts of 100mg, 300mg, 600mg, and 1200mg administered by SC injection or a fifth cohort of 600mg or placebo administered by IV injection. Navenibart was well-tolerated at all dose levels, with no serious adverse events or discontinuations due to an adverse event, and low risk of injection pain. Navenibart demonstrated rapid and sustained drug levels with dose-dependent PK. Navenibart achieved potentially therapeutic levels in less than one day after single doses greater than 100mg and showed an estimated half-life of up to 109 days. PK modeling of potential once-every-three-month and once-every-six-month clinical dose regimens over one to two years indicate navenibart has the potential for PK coverage that would confer HAE attack prevention. PD data showed statistically significant inhibition of Factor XIIa-induced plasma kallikrein activity compared to levels prior to dosing, observed using two different assay formats. The percentage inhibition of plasma kallikrein observed was consistent with clinical activity for doses greater than 300mg. Treatment-emergent ADAs were observed in eleven subjects from completed cohorts, all first observed on or after 140 or more days after the single dose of navenibart. ADAs were determined not to affect the PK or PD of navenibart.

These results support navenibart’s target profile as a long-acting plasma kallikrein inhibitor and supported advancing navenibart to our Phase 1b/2 ALPHA-STAR trial, which we initiated in February 2023. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE evaluated safety, tolerability, HAE attack rate, PK, PD, and quality of life in patients. Efficacy was assessed at three and six months after last navenibart administration. The trial had three cohorts, which all began with an eight week run-in period to assess baseline attack rate. Cohort 1 received a 450mg single dose of navenibart, Cohort 2 received an initial 600mg dose followed by a 300mg dose on Day 84, to simulate a potential three-month dosing regimen with maintenance doses of 300mg every three months. Cohort 3 received an initial 600mg dose, followed by a second 600mg dose 28 days later, to simulate a potential six-month dosing regimen with maintenance doses of 600mg every six months. All doses were administered subcutaneously and all patients in the trial were followed for six months after the last dose administered. We reported initial proof-of-concept data in HAE patients in the March 2024, and final results from the target enrollment in December 2024, which showed rapid onset of robust and durable efficacy, favorable safety and tolerability, and PK and PD consistent with sustained plasma kallikrein inhibition for both Q3M and Q6M administration. Final results from the target enrollment included reduction in mean monthly attack rate of 90-95% and up to a 67% attack-free rate over 6 months.

Enrollment in ALPHA-STAR was expanded and a total of 29 patients were enrolled in the trial in order to accelerate the collection of data to support potential regulatory filings and future approvals.

ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of navenibart, is ongoing. All of the 29 patients from ALPHA-STAR have entered ALPHA-SOLAR. Participants are being assigned to receive navenibart in one of two dosing regimens: either 300mg Q3M or 600mg Q6M. We expect to report initial safety and efficacy data from ALPHA-SOLAR in mid-2025.

In February 2025, we initiated a Phase 3 trial of navenibart called ALPHA-ORBIT. This global, randomized, double-blind, placebo-controlled trial is evaluating the efficacy and safety of navenibart over a 6-month treatment period in up to 135 adults and 10 adolescents (open-label), with Type 1 or Type 2 HAE. Adult patients will be randomized to receive one of three navenibart dose arms: 1) an initial 600 mg dose followed by 300 mg every 3 months (Q3M), 2) 600 mg every six months (Q6M), 3) 600 mg Q3M, or placebo; adolescents will receive an initial 600 mg dose followed by 300 mg Q3M. The dose arms support the potential to provide patient-centered dosing flexibility to people with HAE. The primary endpoint is time-normalized monthly HAE attacks at 6 months, and a key secondary endpoint includes the proportion of participants who are attack-free at 6 months. After 6 months, patients may be eligible to enter ORBIT-EXPANSE, a long-term trial, in which all patients will be treated with navenibart (open-label) and which will include a patient-centered flexible dosing period. The navenibart Phase 3 program will consist of the ALPHA-ORBIT Phase 3 trial and ORBIT-EXPANSE, which are designed to support registration globally. Top-line results from the ALPHA-ORBIT trial are anticipated in early 2027. In addition, to ease the administration of navenibart, we are developing both autoinjector and pre-filled syringe drug device combinations.

STAR-0310

STAR-0310 is a monoclonal antibody OX40 antagonist incorporating YTE half-life extension technology that we are developing as a potential best-in-class treatment for AD as well as potentially for other allergic and immunological diseases. STAR-0310 is currently in clinical development. We licensed the rights to STAR-0310 under a license agreement, or the Ichnos License Agreement, that we entered into with Ichnos Sciences SA and Ichnos Sciences Inc., or collectively Ichnos, in October 2023, pursuant to which Ichnos granted to us an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how, or collectively the Licensed Intellectual Property, to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio, which includes STAR-0310. Ichnos has also agreed not to develop or commercialize any product that directly modulates the OX40 receptor.

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

Preclinical results support the potential for STAR-0310 to have the best-in-class OX40 inhibitor profile. By design, there is significantly less ADCC with STAR-0310 compared to rocatinlimab, an afucosylated anti-OX40 monoclonal antibody currently in Phase 3 clinical development by Amgen, Inc. Reduced ADCC has the potential for a more favorable safety profile and potentially wider therapeutic window for STAR-0310, which we believe provides the potential to drive more efficacy. STAR-0310 exhibits a long mean half-life of 26 days in cynomolgus monkeys, compared to 10-14 days in a typical non-half-life extended IgG1 antibody, and has comparable potency to rocatinlimab.

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

Four biologics have been approved by the FDA for the treatment of AD: DUPIXENT® (dupilumab), ADBRY® (tralokinumab-ldrm), EBLGYSS (lebrikizumab) and NEMLUVIO (nemolizumab) all of which are administered subcutaneously every two or four weeks and work by targeting the Th2 inflammatory pathway (IL-4/13, IL-13, and IL-31). Due to the heterogenicity of AD, there are many patients using these approved biologics who do not respond to treatment or experience limited efficacy. In addition, the FDA has approved two oral JAK inhibitors for the treatment of AD: RINVOQ® (upadacitinib) and CIBINQOTM (abrocitinib), and in the European Union OLUMIANT (baricitinib), another JAK inhibitor, is also approved for the treatment of AD. While these JAK inhibitors tend to have better efficacy than the approved biologics, they require daily oral administration and there are significant safety concerns, including a boxed warning, associated with JAK inhibitors.

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

Development Plans

We shared preclinical profile results in May 2024 and received IND clearance from the FDA for STAR-0310 for the treatment of AD in December 2024. We initiated a Phase 1a clinical trial of STAR-0310 in healthy subjects in January 2025 and expect early proof of concept results in the third quarter of 2025, including PK and PD data and early signals on safety and tolerability. Assuming positive results from the Phase 1a clinical trial, we are planning a proof-of-concept clinical trial of STAR-0310 in patients with AD.

We also see an opportunity to explore the potential of STAR-0310 in additional allergic and immunological indications.

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

Navenibart

We are developing navenibart for the potential preventative treatment of HAE. The key competitive factors affecting the success of navenibart, if approved, are likely to be its efficacy, safety, dosing frequency, method of administration, convenience, price and the availability of coverage and reimbursement from government and other third-party payors. In particular, we believe that the competitive position of navenibart will depend in part on whether it is approved for dosing once every three months, once every six months, or both, and whether we are able to obtain commercial approval of dosing with an autoinjector and pre-filled syringe for ease of administration.

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

On-demand and preventative HAE therapies target one of three primary mechanisms. BERINERT, HAEGARDA, RUCONEST and CINRYZE are C1 Esterase Inhibitors (CI-INH) replacement therapies. FIRAZYR is a B2-receptor, or B2R, antagonist, and KALBITOR, TAKHZYRO and ORLADEYO target plasma kallikrein. TAKHZYRO is a monoclonal antibody and ORLADEYO is a small molecule inhibitor.

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

ORLADEYO is an oral capsule taken once daily with food for patients 12 years and older. Given that TAKHZYRO is an approved monoclonal antibody inhibitor of plasma kallikrein, if navenibart is approved, we expect that it will compete most directly with TAKHZYRO. TAKHZYRO is the current global market leader of HAE preventative treatments.

We are aware of additional programs in development for HAE, which are focused largely on preventative approaches. For example, CSL Behring’s garadacimab, a factor XIIa-inhibitory monoclonal antibody, or FXIIa mAb, has completed Phase 3 development for preventative treatment and submitted regulatory applications for marketing approval in regions including the United States. Garadacimab is approved in the European Union, Australia and the United Kingdom under the brand name ANDEMBRY. Ionis Pharmaceuticals, Inc.’s donidalorsen, an antisense inhibitor of prekallikrein synthesis has also completed Phase 3 development for preventative treatment and has a PDUFA date set for August 21, 2025. Pharvaris is developing two oral treatments, deucrictibant IR (immediate release) and deucrictibant XR (extended release). Deucrictibant is a small molecule inhibitor of B2R. Deucrictibant IR is in Phase 3 development for on-demand treatment. Based on a proof-of-concept Phase 2 trial with deucrictibant IR for preventative treatment, Pharvaris has initiated a Phase 3 trial for deucrictibant XR for preventative treatment. KalVista Pharmaceuticals, Inc. has an oral small molecule plasma kallikrein inhibitor sebetralstat for on-demand treatment of HAE that has completed Phase 3 development and has a PDUFA date set for June 17, 2025 (the Phase 2 trial for KVD824 for preventative treatment was terminated). Intellia Therapeutics has initiated a Phase 3 trial for NTLA-2002, a CRISPR knockout of the prekallikrein gene KLKB1. ADARx Pharmaceuticals, Inc. is conducting a Phase 2a trial for ADX-324, a prekallikrein siRNA inhibitor. Argo Biopharmaceutical Co., Ltd. is in Phase 1 development for PKK/BW-20805, an siRNA inhibitor. Preclinical development programs for preventative treatment include KalVista’s oral FXIIa inhibitor and Ractigen Therapeutics’ C1-INH gene (SERPING1) RNA activating program (RAG-12).

STAR-0310

We are developing STAR-0310 for the treatment of moderate-to-severe AD. The key competitive factors affecting the success of STAR-0310, if approved, are likely to be its safety and tolerability, efficacy, frequency of dosing, method of administration, convenience, price, and the availability of coverage and reimbursement from government and other third-party payors. In the United States, the FDA has approved two oral JAK inhibitors for the treatment of AD: RINVOQ and CIBINQO, and in the European Union OLUMIANT is also approved for the treatment of AD. Additionally, the FDA has approved four biologics for the treatment of AD: DUPIXENT,ADBRY, EBGLYSS, and NEMLUVIO. Standard of care also includes systemic steroids and topical medications which can treat symptoms but do not address underlying disease. Moderate-to-severe patients who do not respond to topical prescription therapies typically turn to biologics as their next option, and, subsequently, to JAK inhibitors.

Both DUPIXENT and ADBRY are administered subcutaneously every two weeks, and work by targeting the Th2 inflammatory pathway (IL-4/13, and IL-13, respectively). EBGLYSS and NEMLUVIO are administered subcutaneously every two or four weeks, and work by targeting the Th2 inflammatory pathway (IL-13 and IL-31, respectively). RINVOQ and CIBINQO require daily oral administration and are only available to patients who do not sufficiently respond to systemic therapies including biologics. While these JAK inhibitors tend to have better efficacy than the approved biologics, there are significant safety concerns including a boxed warning associated with JAK inhibitors.

We are aware of additional programs in development for AD, which are focused largely on biologic approaches. There are other companies that have product candidates in early-stage development for moderate-to-severe AD, including Nektar Therapeutics (rezpegaldesleukin), Pfizer (PF-07275315 and PF-07264660), LEO Pharma (temtokibart, LEO 152020), Akesobio (AK120), Connect Biopharma (rademikibart), Biosion (bosakitug), Apogee Therapeutics (APG777), InnoCare Pharma (ICP-332), Kymera Therapeutics (KTK-474), GSK (GSK1070806), UCB (UCB9741 and UCB1381), Union Therapeutics (orismilast), J&J (JNJ-7528 and JNJ-5939), Celldex Therapeutics (barzolvolimab), Evommune (EVO301 and EVO756), Eli Lilly (ucenprubart), Sanofi (SAR444656) and Opsidio (OpSCF).

Additionally, a new class of biologics is in clinical development targeting OX40, the same target as for STAR-0310. Amlitelimab (Sanofi) is an anti-OX40 ligand (OX40L) antibody that has started a Phase 3 trial. Rocatinlimab (Amgen) is an afucosylated OX40 receptor (OX40R) antibody currently in Phase 3 trials in AD. IMG-007 (Inmagene) is an OX40 receptor (OX40R) antibody that has completed a proof-of-concept trial in AD. APG990 (Apogee) is an anti-OX40 ligand antibody currently in a Phase 1a trial in AD. ABCL575 (AbCellera) is an anti-OX40 ligand antibody that is in preclinical development.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business. This includes plans to pursue and maintain patent protection intended to cover the composition of matter of navenibart and STAR-0310, their methods of use, and other related technologies and inventions that are important to our business. In addition to seeking patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Navenibart Program

As of December 31, 2024, we own five patent families directed to navenibart. The first patent family is directed to the composition of matter of our product candidate navenibart and its use in treating various plasma kallikrein associated disorders including HAE. This family includes applications filed in North America (such as Canada, the U.S., and Mexico), South America (such as Argentina and Brazil), Europe, Asia (such as China, Japan, and Korea), the Middle East (such as Israel, Saudi Arabia, United Arab Emirates, and Kuwait), and Australia. These applications, if granted, would expire in 2042, assuming all maintenance fees are paid. Depending upon the circumstances, additional patent term may be available in certain jurisdictions, e.g., the U.S., Japan, and Europe, via patent term extensions or supplementary protection certificates, although only patents directed to navenibart may be extended.

In the second patent family, we own one International (PCT) patent application directed to methods of treating various plasma-kallikrein associated disorders, including HAE, with specific dosing regimens of navenibart. Any national or regional stage applications derived from this PCT application, if filed and granted, would expire in 2043, assuming all maintenance fees are paid and without taking a potential patent term extension into account.

In a third patent family, we own one International (PCT) patent application and one U.S. patent application directed to methods of treating hereditary angioedema with navenibart. Any national or regional stage applications derived from this PCT application, if filed and granted, would expire in 2044, assuming all maintenance fees are paid. If the U.S. application is granted, it would expire in 2043, assuming all maintenance fees are paid and without taking a potential patent term extension into account.

In the fourth patent family, we own one U.S. provisional patent application directed to pharmaceutical formulations of navenibart. Any non-provisional patent applications claiming priority to this provisional application, if filed and granted, would expire in 2045, assuming all maintenance fees are paid and without taking a potential patent term extension into account.

In a fifth patent family, we own one U.S. provisional patent application directed to methods of treating hereditary angioedema with navenibart. Any non-provisional patent applications claiming priority to this provisional application, if filed and granted, would expire in 2045, assuming all maintenance fees are paid and without taking a potential patent term extension into account.

Anti-OX40 Program

In our anti-OX40 program, we have in-licensed from and co-own with Ichnos one International (PCT) patent application directed to the composition of matter of our product candidate STAR-0310 and its use in treating AD and other disorders. Any national or regional stage applications derived from this PCT application, if filed and granted would expire in 2044, assuming all maintenance fees are paid. Depending upon the circumstances, additional patent term may be available in certain jurisdictions, e.g., the U.S., Japan, and Europe, via patent term extensions, although only patents directed to STAR-0310 may be extended.

In addition, we have also in-licensed five patent families from Ichnos directed to telazorlimab and telazorlimab-containing formulations, and their use. In particular, we have in-licensed one patent family directed to the telazorlimab composition of matter and its use with patents granted in North America (such as Canada, the U.S., and Mexico), Europe (such as Germany, France, Italy, Spain, Switzerland, and the UK), Asia (such as China, Japan, and Korea), and Australia. These patents are expected to expire in 2032, assuming all maintenance fees are paid. In the remaining patent families, we have in-licensed three pending U.S. patent applications and three pending European patent applications directed to telazorlimab uses and formulations, which if granted will expire from 2039 to 2040.

The patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that our navenibart and STAR-0310 product candidates will be protected or remain protectable by enforceable patents, even if issued. We cannot predict whether the patent applications we are currently pursuing will issue as granted patents in any particular jurisdiction or whether the claims of any granted patent will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries where we may elect to file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in granting a patent. A United States patent term may be shortened, if a patent is terminally disclaimed by its owner, over another patent.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe, Japan, and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that an issued United States patent covering navenibart or STAR-0310 may be entitled to a patent term extension. If either of our navenibart or STAR-0310 product candidates receives FDA approval, we intend to apply for a patent term extension, if available, to extend the term of the patent that covers the approved product candidate. We also intend to seek patent term extensions in any jurisdictions where they are available. However, there is no guarantee that the applicable authorities, including the USPTO or FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we may rely on other forms of regulatory and legislative non-patent exclusivity protection that are typically triggered by marketing approval of a product. In the United States, these include orphan drug exclusivity, pediatric exclusivity, new chemical entity exclusivity and, for biologics such as navenibart and STAR-0310, reference product exclusivity. The European Union, which we refer to as the European Union or EU, and many other key markets outside the United States have comparable forms of such exclusivity. However, there is no guarantee that we will obtain any of these forms of exclusivity protection for navenibart, STAR-0310 or any future product candidate.

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

Manufacturing and Supply

We do not own or operate manufacturing facilities. We currently rely on third-party manufacturers and suppliers to make, package, label and distribute navenibart and STAR-0310. We expect to continue to do so to meet our nonclinical, clinical and commercial needs for navenibart, STAR-0310, and any other development candidate. We are developing a drug device combination product for navenibart and will need to rely on third-party contract manufacturers to manufacture any drug device combination product for navenibart or any other product candidate. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities and have hired qualified individuals with significant development and manufacturing experience to oversee our relationships with our contract development and manufacturing partners. Our third-party manufacturers are required to manufacture navenibart, STAR-0310, any drug device combination product and any future product candidates under current good manufacturing practices, or cGMPs, and other applicable laws and regulations. We have also adopted good inventory management and warehousing practices to minimize supply chain risks related to the manufacture of navenibart and STAR-0310.

Human Capital

As of December 31, 2024, we had 78 full-time employees, 45 of whom were primarily engaged in research and development activities. A total of 16 of our full-time employees have Ph.D. degrees. None of our employees are represented by a labor union and we believe our relations with our employees are good.

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

We take pride in our people and work to create an inclusive environment where diversity is seen as a benefit and our differences are appreciated. We consider our people to be one of our biggest assets and believe that our investment in them through development opportunities, engagement, and retention is critical to our success.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of drugs and biologics. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by government agencies in ways that may have a significant impact on our business.

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Biological products, or biologics, are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically secure the following:

●	completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	design of a clinical protocol and submission to the FDA of an IND which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;
●	submission to the FDA of a new drug application, or NDA, for a drug candidate product and a biologics license application, or BLA, for a biological product requesting marketing for one or more proposed indications;
●	review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
●	completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements to assure the product’s identity, strength, quality and purity;
●	completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
●	FDA approval of the NDA or BLA authorizing marketing of the drug or biological product for particular indications in the United States; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the PHSA that required animal testing in support of an NDA or BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models.

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

Once an IND application takes effect, the sponsor of the IND may amend the application as needed to ensure that the clinical trials are conducted according to protocols included in the IND. The FDA has indicated that sponsors are expected to submit amendments for new protocols or changes to existing protocols before implementation of the respective changes. New studies may begin, however, when the sponsor has submitted the change to the FDA for its review and the new protocol or changes to the existing protocol have been approved by the IRB with the responsibility for review and approval of the studies.

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

Additionally, some trials are overseen by a Data Monitoring Committee, an independent group of qualified experts organized by the trial sponsor. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

Human Clinical Studies in Support of an NDA or BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. The clinical investigation of an investigational drug or biological product is generally divided into four phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The four phases of an investigation are as follows:

●	Phase 1. Phase 1 studies include the initial introduction of an investigational new drug or biological product into humans. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug or biological product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.
●	Phase 2. Phase 2 includes the controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug or biological product for a particular indication(s) in patients with the disease or condition under trial, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug or biological product. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.
●	Phase 3. Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug or biological product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug or biological product, and to provide an adequate basis for product approval.
●	Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans, or DAPs. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance was adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

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

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or the NIH. In particular, information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017.

The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. A development safety update report detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Sponsors are also given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, there are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product candidate, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether an NDA or BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The agency may also generally express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the agency following its acceptance for filing of the NDA or BLA.

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

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued draft guidance that further describes the pediatric study requirements under PREA.

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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under PDUFA, the submission and review of most applications is subject to an application user fee, which may be substantial (for example, for federal fiscal year 2025 the application fee is approximately $4.3 million), and the sponsor of an approved application is also subject to an annual program fee, which for federal fiscal year 2025 is $403,889 per eligible prescription product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

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

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs and BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process and PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including the review of both NDAs and BLAs.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA or BLA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

The FDA’s Decision on an NDA or BLA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.” The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate effectiveness, but has not yet finalized that guidance.

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

In the event that a sponsor wishes to make a change to a product that has been approved under an NDA or BLA, the sponsor must submit a supplemental application to the FDA. Such changes may include a revision of the labeling for the approved product, the addition of a new indication, a change in the dosage, strength or formulation of the product, or a modification of the manner in which the drug is manufactured. Under the timelines established pursuant to PDUFA, the standard review time for an NDA is generally 10 months from receipt of the application by the FDA.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, an additional post-approval confirmatory study(ies) to verify and describe the drug’s clinical benefit or, in certain cases where the clinical endpoint takes longer to mature, the completion of the study. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

In December 2022, Congress modified certain provisions governing accelerated approval of drug and biological products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics.

Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

The Rare Pediatric Disease PRV program was originally set to expire in October 2020 but was extended for an additional six years with passage of the Coronavirus Response and Relief Supplemental Consolidated Appropriations Act of 2021. Under those statutory sunset provisions and subsequent legislation, the FDA was authorized to award a rare pediatric disease PRV if a sponsor had a rare pediatric disease designation for the drug or biologic before December 20, 2024, and the NDA or BLA for the candidate product is approved before September 30, 2026.

The rare pediatric disease PRV program was not reauthorized in 2024. Accordingly, unless and until the program is reauthorized by Congress, the FDA is no longer authorized to issue a rare pediatric disease designation for a drug or biologic. Further, if the program is not further extended by Congressional action and the deadlines for approval of an NDA or BLA are not extended, a sponsor that obtains approval of an NDA or BLA for a product designated for a rare pediatric disease will not receive a PRV if the application is approved after September 30, 2026.

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

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or the PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act became effective in the U.S., mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and effectiveness of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and effectiveness for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA until any applicable period of regulatory exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical trials, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Pediatric Exclusivity

Pediatric exclusivity is another type of regulatory exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity, including orphan drug exclusivity. For drug products, the six month regulatory exclusivity may be attached to the term of any existing patent or regulatory exclusivity available under the Hatch-Waxman Act provisions of the FDCA. For biologic products, the six month period may be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

Review and Clearance or Approval of Medical Devices in the United States

Medical devices in the United States are strictly regulated by the FDA. Under the FDCA, a medical device is defined as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of the product is achieved through chemical action or by being metabolized by the body, the product is usually a drug. If not, it is generally a medical device.

Unless an exemption applies, a new medical device may not be marketed in the United States until it has been cleared through filing of a 510(k) premarket notification, or 510(k), or approved by the FDA pursuant to a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices have the lowest level or risk associated with them, and are subject to general controls, including labeling, premarket notification and adherence to the Quality System Regulation. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are subject to most of the aforementioned requirements as well as to premarket approval.

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.

Modifications to a 510(k)-cleared medical device may require the submission of another 510(k) or a PMA if the changes could significantly affect safety or effectiveness or constitute a major change in the intended use of the device. Modifications to a 510(k)-cleared device frequently require the submission of a traditional 510(k), but modifications meeting certain conditions may be candidates for FDA review under a Special 510(k). If a device modification requires the submission of a 510(k), but the modification does not affect the intended use of the device or alter the fundamental technology of the device, then summary information that results from the design control process associated with the cleared device can serve as the basis for clearing the application. A Special 510(k) allows a manufacturer to declare conformance to design controls without providing new data. When the modification involves a change in material, the nature of the “new” material will determine whether a traditional or Special 510(k) is necessary.

A clinical trial is typically required for a PMA application, and in a small percentage of cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s IDE regulation. The IDE regulation distinguishes between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Review and Approval of Combination Products in the United States

Under the FDA’s regulations, a combination product is defined as: (a) a product composed of any combination of a drug and a device; a biological product and a device; a drug and a biological product; or a drug, device, and a biological product. This term may include a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity (a “single-entity” combination product); two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products (“co-packaged” combination product); a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product (a “cross-labeled” combination product); or any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect (a “cross-labeled” investigational combination product).

The FDA has established an Office of Combination Products to serve as a focal point for combination product issues and for medical product classification and assignment issues for agency staff and industry. That office issues guidance and regulations to clarify the regulation of combination products and is responsible for assigning products to an FDA center for premarket review and regulation where their classification or assignment is unclear or in dispute. Combination products are assigned to an FDA center based on a determination of the “primary mode of action” or PMOA of the combination product. The FDCA defines PMOA as “the single mode of action of a combination product that provides the most important therapeutic action of the combination product.” For example, if the PMOA of a device-biological combination product is attributable to the biological product, the FDA Division responsible for premarket review of that biological product would have primary jurisdiction for the combination product. One investigational application is generally sufficient for a combination product, but that application must include all information on the entire combination product. In most cases, the type of investigational application is that typically required by the lead center. Thus, if the drug constituent part of a drug/device combination product provides the PMOA, the investigation would be under an IND.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

Review and Approval of Medical Products in the European Union

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

The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union Member States. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Within this framework, manufacturers may seek approval of hybrid medicinal products under Article 10(3) of Directive 2001/83/EC. Hybrid applications rely, in part, on information and data from a reference product and new data from appropriate preclinical tests and clinical trials. Such applications are necessary when the proposed product does not meet the strict definition of a generic medicinal product, or bioavailability studies cannot be used to demonstrate bioequivalence, or there are changes in the active substance(s), therapeutic indications, strength, pharmaceutical form or route of administration of the generic product compared to the reference medicinal product. In such cases the results of tests and trials must be consistent with the data content standards required in the Annex to the Directive 2001/83/EC, as amended by Directive 2003/63/EC.

Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the sponsor shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a single marketing authorization for the medicinal product is in the interest of patients in the EU.

Conditional Marketing Authorization

In particular circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5) and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive; and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data.

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

Exceptional Circumstances

A MA may also be granted “under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004 when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the European Union Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Periods of Authorization and Renewals

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file with respect to quality, safety and effectiveness, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization, or if initially placed on the market, is no longer actually present on the market for three consecutive years, ceases to be valid (the so-called sunset clause).

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

These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Finally, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83EC, as amended, and European Union Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

Regulatory Data Protection

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company can complete a full MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

Pediatric Exclusivity

Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate, or SPC (if any is in effect at the time of approval), even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all European Union Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for trial protocols, European Union-wide authorization through the centralized marketing authorization procedure and a reduction or elimination of registration and marketing authorization fees. During the period of market exclusivity, a marketing authorization may not be granted in the European Union for a “similar medicinal product” to the authorized orphan product for the same indication, except in the following limited circumstances: (i) the marketing authorization holder for the original orphan medicinal product consents to the authorization of the second orphan medicinal product; (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product; or (iii) it is established that the second product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity may be reduced to six years if, at the end of the fifth year, it can be demonstrated on the basis of available evidence that the original orphan medicinal product no longer meets the criteria for orphan designation, including if it is sufficiently profitable not to justify maintenance of market exclusivity.

Patent Term Extensions

The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining an SPC are set out in Regulation (EC) 469/2009 and are similar to those in the U.S. An SPC may extend a patent right for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis, and SPCs are valid on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

Review and Approval of Medical Devices in the European Union

The EU has adopted numerous directives and standards regulating, among other things, the design, manufacture, clinical trials, labeling, approval and adverse event reporting for medical devices. In the European Union, or the European Union, medical devices must comply with the Essential Requirements in Annex I to the currently applicable European Union Medical Devices Directive (Council Directive 93/42/EEC), or the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold in the EEA.

To demonstrate compliance with the Essential Requirements a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices, where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by competent authorities of a European Union country to conduct conformity assessments, or a Notified Body. Notified Bodies are independent testing houses, laboratories, or product certifiers typically based within the European Union and authorized by the European member states to perform the required conformity assessment tasks, such as quality system audits and device compliance testing. The Notified Body would typically audit and examine the product’s Technical File and the quality system for the manufacture, design and final inspection of the product before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements.

Medical device manufacturers must carry out a clinical evaluation of their medical devices to demonstrate conformity with the relevant Essential Requirements. This clinical evaluation is part of the product’s Technical File. A clinical evaluation includes an assessment of whether a medical device’s performance is in accordance with its intended use, and that the known and foreseeable risks linked to the use of the device under normal conditions are minimized and acceptable when weighed against the benefits of its intended purpose. The clinical evaluation conducted by the manufacturer must also address any clinical claims, the adequacy of the device labeling and information (particularly claims, contraindications, precautions and warnings) and the suitability of related Instructions for Use. This assessment must be based on clinical data, which can be obtained from clinical studies conducted on the devices being assessed, scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or both clinical studies and scientific literature.

With respect to implantable devices or devices classified as Class III in the European Union, the manufacturer must conduct clinical studies to obtain the required clinical data, unless relying on existing clinical data from similar devices can be justified. As part of the conformity assessment process, depending on the type of devices, the Notified Body will review the manufacturer’s clinical evaluation process, assess the clinical evaluation data of a representative sample of the device’s subcategory or generic group, or assess all the clinical evaluation data, verify the manufacturer’s assessment of that data and assess the validity of the clinical evaluation report and the conclusions drawn by the manufacturer.

Even after a manufacturer receives a CE Certificate of Conformity enabling the CE mark to be placed on it products and the right to sell the products in the EEA countries, a Notified Body or a competent authority may require post-marketing studies of the products. Failure to comply with such requirements in a timely manner could result in the withdrawal of the CE Certificate of Conformity and the recall or withdrawal of the subject product from the European market.

A manufacturer must inform the Notified Body that carried out the conformity assessment of the medical devices of any planned substantial changes to the devices which could affect compliance with the Essential Requirements or the devices’ intended purpose. The Notified Body will then assess the changes and verify whether they affect the product’s conformity with the Essential Requirements or the conditions for the use of the devices. If the assessment is favorable, the Notified Body will issue a new CE Certificate of Conformity or an addendum to the existing CE Certificate of Conformity attesting compliance with the Essential Requirements. If it is not, the manufacturer may not be able to continue to market and sell the product in the EEA.

In the EU, medical devices may be promoted only for the intended purpose for which the devices have been CE marked. Failure to comply with this requirement could lead to the imposition of penalties by the competent authorities of the European Union Member States. The penalties could include warnings, orders to discontinue the promotion of the medical device, seizure of the promotional materials and fines. Promotional materials must also comply with various laws and codes of conduct developed by medical device industry bodies in the European Union governing promotional claims, comparative advertising, advertising of medical devices reimbursed by the national health insurance systems and advertising to the general public.

Additionally, all manufacturers placing medical devices in the market in the EU are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the competent authority in whose jurisdiction the incident occurred. In the European Union, manufacturers must comply with the European Union Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the European Union countries, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its European Authorized Representative to its customers and to the end users of the device through Field Safety Notices.

Review and Approval of Medical Products in the United Kingdom

The UK’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so - called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

As of January 1, 2024 on, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Since the enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial action challenging the constitutionality of the ACA after finding that the plaintiffs do not have standing to bring the action. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

In June 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution.

Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers and wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Similar restrictions apply to the regulation of medical products in the EU and UK. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in foreign jurisdictions, including the EU and UK. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States and the UK Bribery Act 2010. Payments made to physicians in certain EU Member States must be publicly disclosed and often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. The failure of a company to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Our Corporate Information

Our executive offices are located at 22 Boston Wharf Road, 10th Floor, Boston, Massachusetts, 02210, and our telephone number is (617) 349-1971. Our website address is www.astriatx.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business is entirely dependent on the success of navenibart as a potential treatment for HAE and STAR-0310 as a potential treatment for AD.

Our business is entirely dependent on the success of navenibart, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the potential treatment of hereditary angioedema, or HAE, and STAR-0310, a potential best-in-class monoclonal antibody OX40 antagonist that incorporates YTE half-life extension technology in clinical development for the potential treatment of atopic dermatitis, or AD. We presented results from a Phase 1a clinical trial of navenibart in healthy subjects in December 2022, February 2023, November 2023 and February 2024. We initiated the Phase 1b/2 ALPHA-STAR trial of navenibart in patients with HAE in February 2023. We reported initial proof-of-concept data in patients with HAE from the ALPHA-STAR trial in March 2024 and we reported positive final results from target enrollment in such trial in December 2024. We initiated a Phase 3 trial, known as ALPHA-ORBIT, for navenibart in February 2025, which together with our planned long-term trial, known as ORBIT-EXPANSE, are expected to provide data to potentially support marketing approval submissions with the FDA, EMA and regulators in other jurisdictions, assuming favorable data from such trials. We also submitted an investigational new drug application, or IND, for STAR-0310, which was cleared by the FDA in December 2024. We initiated a Phase 1a clinical trial of STAR-0310 in healthy subjects in January 2025 and we expect to report initial results from this trial in the third quarter of 2025, including PK data and early signals on safety and tolerability. Assuming positive results from the Phase 1a clinical trial, we are planning a proof-of-concept clinical trial of STAR-0310 in patients with AD. We cannot give any assurance that we will generate preclinical, clinical or other data for navenibart or STAR-0310 sufficiently supportive to receive marketing approval, which will be required before either can be commercialized. We may, among other things, experience difficulties with patient recruitment, enrollment and retention, quality and provision of materials and supplies necessary to manufacture sufficient quantities of drug product to meet our preclinical study and clinical trial needs on a timely basis, or safety signals or pharmacodynamic, pharmacokinetic or efficacy data that does not align with our target profile for navenibart or STAR-0310. Navenibart and STAR-0310 will require significant preclinical, clinical and nonclinical development, regulatory review and marketing approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales.

We are developing a drug device combination for administration of navenibart with an autoinjector and pre-filled syringe for ease of administration. The FDA has indicated to us that, along with a PK compatibility study to bridge the vial and syringe navenibart presentation in the Phase 3 program to these new planned devices and human factors testing to support self-administration of these devices, we will need to test one of these device candidates in our Phase 3 program in order for one or both of them to be approved for commercialization. We plan to do this testing in the planned ORBIT-EXPANSE long-term trial. There is no assurance that we will be successful in demonstrating the safety of either of these drug device combinations in the ORBIT-EXPANSE long-term trial, the other required studies or at all, and any such failure would impede our development and commercialization strategy for navenibart. In addition, the FDA or other comparable foreign regulatory authorities could require additional nonclinical studies or clinical trials to support introduction of a drug device combination, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay marketing approval of navenibart and jeopardize our ability to commence product sales and generate revenue from navenibart, if approved.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, marketing approval and commercialization of navenibart and STAR-0310, which may never occur. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize navenibart or STAR-0310, we may not be able to generate sufficient revenue to continue our business and our business would be materially harmed.

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

The outcome of preclinical studies and early clinical trials, along with interim results from clinical trials, may not be predictive of the success of later clinical trials and may not be supportive of moving into later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant clinical and regulatory delays or setbacks in late-stage clinical trials after achieving positive interim or final results in preclinical studies or early development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support advancing into later clinical trials or marketing approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial or trials to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities, as the case may be, may disagree and not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, differences in study design, changes in and adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. If we fail to receive positive results in preclinical studies or clinical trials of navenibart, STAR-0310 or any other future product candidate, the development timeline and marketing approval and commercialization prospects for such product candidate, and, correspondingly, our business and financial prospects would be negatively impacted.

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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining approval from the FDA of a biologics license application, or BLA, which would be required for approval of navenibart and STAR-0310, or a new drug application, or NDA. Comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, require similar approvals. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy in humans of any product candidate that we may choose to develop before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials we initiate will be conducted as planned or completed on schedule, or at all. In addition, in the case of navenibart, for which we have designed our clinical trials with the goal of demonstrating that it can be dosed in HAE patients every three months and every six months, the length of time to generate sufficient clinical data for registration may necessarily be longer given the length of time between doses in the Phase 3 clinical program. For example, we believe, based on regulatory feedback and the requirements for marketing approvals, that we will need to include data from the ALPHA-ORBIT Phase 3 trial, the ORBIT-EXPANSE long-term trial and the ALPHA-SOLAR trial in our marketing approval applications in order to provide adequate evidence to support an assessment of the every six-month dosing regimen. In addition, we also expect that later stage clinical trials we conduct for STAR-0310 will be larger and more expensive when compared to those we are conducting for navenibart because AD, the indication for which we are developing STAR-0310, is not a rare disease. Further, the clinical development of product candidates is susceptible to the risk of failure or significant delays at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, failure to utilize clinically appropriate efficacy or safety targets or measurements in a clinical trial for the disease or patient population being studied, failure to have a sufficient number of patients in a clinical trial to establish sufficient safety or efficacy to enable moving into a later stage clinical trial (such as a Phase 3 trial) or marketing approval, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, failure to enroll a sufficient number of patients on a timely basis or at all, failure to retain a sufficient number of patients to complete any of our trials, determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable, or the need to conduct additional studies or add cohorts to a trial before advancing into the next stage of development. Certain of these risks are heightened in the context of drug development for treatments for rare diseases, in which non-traditional study designs, and often smaller trials are utilized, to demonstrate efficacy and safety, including open-label studies, single arm studies, non-inferiority studies, studies utilizing active comparators or studies utilizing natural history data, biomarkers or other forms of surrogate endpoints, may be utilized due to the challenges inherent in designing and conducting clinical trials for severe diseases with small patient populations. In addition, we may amend the clinical trial protocol to address any issues that we observe as a trial is progressing, including in response to factors impacting safety and the data collected or to adapt the study design to include more clinically appropriate safety or efficacy targets or measurements, or we may be required to make certain changes to clinical trial protocols in response to issues raised by the FDA, the institutional review board, or IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and marketing approval before we implement material changes, can result in additional costs, require additional data or participants, and could delay, interrupt, or limit the conduct of the clinical trial. If we terminate or experience delays in the completion of any clinical trials, the commercial prospects for our product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval.

It is possible that even if a product candidate that we choose to develop has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in any clinical trials we conduct, we may fail to detect toxicity of or intolerability caused by a product candidate, or mistakenly believe that a product candidate is toxic or not well tolerated when that is not in fact the case. We have not previously submitted a BLA or NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Moreover, developing biologics is highly complex and any delay or problems in such development, including with third party contract manufacturers that we use to make and develop the drug substance and drug product for our product candidates, may impede our ability to successfully complete clinical development of navenibart or STAR-0310 or any future biologic product candidates we pursue, and obtain FDA approval in a timely manner, if at all. Any inability to complete clinical development successfully could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to modify our trial designs, such as required modifications with respect to patient populations, endpoints, comparators or trial duration, (2) we, or any future collaborators, are required to conduct additional clinical trials or other testing of a product candidate beyond the trials and testing that we, or they contemplate, (3) we, or any future collaborators, are unable to successfully commence on a timely basis or complete clinical trials of a product candidate or other testing, (4) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (5) there are unacceptable safety concerns associated with a product candidate, we, or any future collaborators, may:

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

We may never demonstrate the safety and efficacy of a treatment sufficient to warrant approval for marketing. Our failure to successfully complete clinical trials of a product candidate and to demonstrate the efficacy and safety necessary to obtain approval to market any product candidate would significantly harm our business.

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

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of a product candidate, including:

●	clinical trials may produce unfavorable, inconclusive or insufficient results;
●	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials, expand clinical trials or abandon product development programs;
●	the number of patients required for clinical trials may be larger than we, or any future collaborators, anticipate, particularly with respect to STAR-0310, which is being developed as a potential treatment for AD which, unlike HAE, is not a rare disease;
●	patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate, particularly with respect to navenibart, which is being developed as a potential treatment for HAE, a rare disease, which has a significant number of approved products and products in clinical development, including Phase 3 and post-Phase 3 clinical development, or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate or the duration of these clinical trials may be longer than we anticipate;
●	the cost of planned clinical trials may be greater than we anticipate;
●	our third-party contractors or those of any future collaborators, including those manufacturing such product candidate or components or ingredients thereof, or any drug device combination for a product candidate, such as an autoinjector or pre-filled syringe, or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements, program timelines or meet their contractual obligations to us or any future collaborators in a timely manner or at all;
●	regulators or IRBs may not authorize us, any future collaborators or our or their investigators to commence, conduct or continue a clinical trial in their regions or countries or may not approve a protocol amendment to an ongoing clinical trial;
●	we, or any future collaborators, may have delays in making required submissions to regulatory authorities or IRBs or delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;
●	we, or any future collaborators, may have to delay, suspend or terminate clinical trials for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, or restrictions imposed by applicable governmental authorities due to public health crises, pandemics or epidemics;
●	regulators or IRBs may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
●	the FDA or comparable foreign regulatory authorities may disagree or subsequently find fault with our, or any future collaborators’, clinical trial designs, including the size of the trials, length of the trials or inclusion or exclusion criteria, or our or their interpretation of data from preclinical studies and clinical trials or may require us to conduct a comparator trial in lieu of a placebo-controlled trial;
●	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical, commercial supplies or drug device combinations for our product candidates;
●	we are unable, with our supplier, to develop an autoinjector or pre-filled syringe for navenibart on a timely basis, or to develop and obtain a supplier for suitable delivery device or drug-device combination for any other product candidate for which we seek to develop such a device, that meets the requirements of the FDA or comparable foreign regulatory authorities;
●	adequacy of or changes in our manufacturing process or the product formulation or method of delivery;
●	the supply or quality of drug product or drug substance, raw materials or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We, or any future collaborators, may not be able to initiate or continue clinical trials for navenibart, STAR-0310 or any other future product candidate if we, or they, are unable to locate and enroll, and maintain the enrollment of, a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Our ability to successfully initiate and complete any clinical trial for navenibart as a potential treatment for HAE, including our ALPHA-ORBIT Phase 3 trial, which we initiated in February 2025, our planned ORBIT-EXPANSE long-term trial, for STAR-0310 as a potential treatment for AD, including the Phase 1a clinical trial we initiated in January 2025, or for any other future product candidate for the potential treatment of any rare disease or any other indication will be dependent upon our ability to enroll, and maintain the enrollment of, a sufficient number of patients with such disease, which will be subject to a number of risks and uncertainties. For example, rare diseases, including HAE, have small patient populations and often have only a limited number of specialist physicians that regularly treat such patients. Further, these specialized sites typically treat a range of diseases and, at any point in time, may have constrained resources and capacity to handle clinical trials. In addition, approved products are available for the treatment of HAE, and additional products may become commercially available during the clinical development of navenibart, and therefore patients and their healthcare providers may feel satisfied with their treatments. As a result, patients may not feel the need to participate in a clinical trial for another product candidate for the same disease or the criteria for the trial may not allow patients on such other therapies to enroll in the trial. Additionally, in the case of HAE, diagnosis is often delayed from onset of symptoms and patients that might be eligible for enrollment in our trials may not have been diagnosed and therefore are unaware of such eligibility. Finally, other companies are and will be conducting clinical trials in HAE, including Phase 3 trials that are already in progress, or may have announced plans for future clinical trials for HAE that are seeking, or are likely to seek, to enroll patients with the disease and patients are generally only able to enroll in a single trial at a time. The small population of patients, competition for these patients and the limited trial sites and their constrained resources may make it difficult for us to enroll enough patients in our clinical trials in HAE, and to maintain the enrollment of enough patients, to complete such clinical trials.

The clinical trials that we may conduct may also have inclusion and exclusion criteria that further limit the population of patients that we are able to enroll. In the case of HAE trials, the inclusion criteria may require that participants have had a certain number of attacks that occur within a defined period of time prior to being able to participate in the trial, which may impact or slow enrollment in the trial. For example, in the case of our Phase 3 pivotal trial for navenibart, the inclusion criteria require participants to have had a certain number of attacks that occur within a defined period of time prior to being able to participate in the trial, which may impact or slow enrollment in the trial. These inclusion or exclusion criteria could limit the available patient pool and present challenges to clinical trial enrollment.

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for any clinical trials, including clinical trials for navenibart as a potential treatment for HAE and clinical trials for STAR-0310 as a potential treatment for AD, that we or they may determine to pursue could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in any such clinical trials may result in increased development costs for the applicable product candidates, delay or halt the development of and approval processes for any future product candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from any product candidates, which could cause the value of our company to decline.

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

As product candidates are developed through preclinical studies to later stage clinical trials towards marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause a product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. If we successfully develop and commercialize any of our product candidates, we and any future collaborators will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of the entities developing and marketing potentially competing products have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and commercialization. Even if we are able to successfully develop and commercialize a product, our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than our product.

We are developing navenibart for the potential preventative treatment of HAE. The key competitive factors affecting the success of navenibart, if approved, are likely to be its efficacy, safety, dosing frequency, method of administration, convenience, price and the availability of coverage and reimbursement from government and other third-party payors. In particular, we believe that the competitive position of navenibart will depend in part on whether it is approved for dosing once every three months, once every six months, or both, and whether we are able to obtain commercial approval of dosing with an autoinjector and pre-filled syringe for ease of administration.

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

On-demand and preventative HAE therapies target one of three primary mechanisms. BERINERT, HAEGARDA, RUCONEST and CINRYZE are C1 Esterase Inhibitors (CI-INH) replacement therapies. FIRAZYR is a B2-receptor, or B2R, antagonist, and KALBITOR, TAKHZYRO and ORLADEYO target plasma kallikrein. TAKHZYRO is a monoclonal antibody and ORLADEYO is a small molecule inhibitor.

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

ORLADEYO is an oral capsule taken once daily with food for patients 12 years and older. Given that TAKHZYRO is an approved monoclonal antibody inhibitor of plasma kallikrein, if navenibart is approved, we expect that it will compete most directly with TAKHZYRO. TAKHZYRO is the current global market leader of HAE preventative treatments.

We are aware of additional programs in development for HAE, which are focused largely on preventative approaches. For example, CSL Behring’s garadacimab, a factor XIIa-inhibitory monoclonal antibody, or FXIIa mAb, has completed Phase 3 development for preventative treatment and submitted regulatory applications for marketing approval in regions including the United States. Garadacimab is approved in the European Union, Australia and the United Kingdom under the brand name ANDEMBRY. Ionis Pharmaceuticals, Inc.’s donidalorsen, an antisense inhibitor of prekallikrein synthesis has also completed Phase 3 development for preventative treatment and has a PDUFA date set for August 21, 2025. Pharvaris is developing two oral treatments, deucrictibant IR (immediate release) and deucrictibant XR (extended release). Deucrictibant is a small molecule inhibitor of B2R. Deucrictibant IR is in Phase 3 development for on-demand treatment. Based on a proof-of-concept Phase 2 trial with deucrictibant IR for preventative treatment, Pharvaris has initiated a Phase 3 trial for deucrictibant XR for preventative treatment. KalVista Pharmaceuticals, Inc. has an oral small molecule plasma kallikrein inhibitor sebetralstat for on-demand treatment of HAE that has completed Phase 3 development and has a PDUFA date set for June 17, 2025 (the Phase 2 trial for KVD824 for preventative treatment was terminated). Intellia Therapeutics has initiated a Phase 3 trial for NTLA-2002, a CRISPR knockout of the prekallikrein gene KLKB1. ADARx Pharmaceuticals, Inc. is conducting a Phase 2a trial for ADX-324, a prekallikrein siRNA inhibitor. Argo Biopharmaceutical Co., Ltd. is in Phase 1 development for PKK/BW-20805, an siRNA inhibitor. Preclinical development programs for preventative treatment include KalVista’s oral FXIIa inhibitor and Ractigen Therapeutics’ C1-INH gene (SERPING1) RNA activating program (RAG-12).

We are developing STAR-0310 for the treatment of moderate-to-severe AD. The key competitive factors affecting the success of STAR-0310, if approved, are likely to be its safety and tolerability, efficacy, frequency of dosing, method of administration, convenience, price, and the availability of coverage and reimbursement from government and other third-party payors. In the United States, the FDA has approved two oral JAK inhibitors for the treatment of AD: RINVOQ and CIBINQO, and in the European Union OLUMIANT is also approved for the treatment of AD. Additionally, the FDA has approved four biologics for the treatment of AD: DUPIXENT, ADBRY, EBGLYSS, and NEMLUVIO. Standard of care also includes systemic steroids and topical medications which can treat symptoms but do not address underlying disease. Moderate-to-severe patients who do not respond to topical prescription therapies typically turn to biologics as their next option, and, subsequently, to JAK inhibitors.

Both DUPIXENT and ADBRY are administered subcutaneously every two weeks, and work by targeting the Th2 inflammatory pathway (IL-4/13, and IL-13, respectively). EBGLYSS and NEMLUVIO are administered subcutaneously every two or four weeks, and work by targeting the Th2 inflammatory pathway (IL-13 and IL-31, respectively). RINVOQ and CIBINQO require daily oral administration and are only available to patients who do not sufficiently respond to systemic therapies including biologics. While these JAK inhibitors tend to have better efficacy than the approved biologics, there are significant safety concerns including a boxed warning associated with JAK inhibitors.

We are aware of additional programs in development for AD, which are focused largely on biologic approaches. There are other companies that have product candidates in early-stage development for moderate-to-severe AD, including Nektar Therapeutics (rezpegaldesleukin), Pfizer (PF-07275315 and PF-07264660), LEO Pharma (temtokibart, LEO 152020), Akesobio (AK120), Connect Biopharma (rademikibart), Biosion (bosakitug), Apogee Therapeutics (APG777), InnoCare Pharma (ICP-332), Kymera Therapeutics (KTK-474), GSK (GSK1070806), UCB (UCB9741 and UCB1381), Union Therapeutics (orismilast), J&J (JNJ-7528 and JNJ-5939), Celldex Therapeutics (barzolvolimab), Evommune (EVO301 and EVO756), Eli Lilly (ucenprubart), Sanofi (SAR444656) and Opsidio (OpSCF).

Additionally, a new class of biologics is in clinical development targeting OX40, the same target as for STAR-0310. Amlitelimab (Sanofi) is an anti-OX40 ligand (OX40L) antibody that has started a Phase 3 trial. Rocatinlimab (Amgen) is an afucosylated OX40 receptor (OX40R) antibody currently in Phase 3 trials in AD. IMG-007 (Inmagene) is an OX40 receptor (OX40R) antibody that has completed a proof-of-concept trial in AD. APG990 (Apogee) is an anti-OX40 ligand antibody currently in a Phase 1a trial in AD. ABCL575 (AbCellera) is an anti-OX40 ligand antibody that is in preclinical development.

The enrollment and retention of patients in clinical trials for navenibart or STAR-0310 may be disrupted or delayed as a result of clinicians’ and patients’ perceptions as to the potential advantages of navenibart or STAR-0310 in relation to commercially available therapies, including approved products as well as any other new products that may be approved in the future, for the treatment of HAE or AD, and competition from clinical trials for other product candidates in development for the treatment of HAE or AD, including with respect to navenibart, competition for enrollment with our ALPHA-ORBIT Phase 3 clinical trial from, among other clinical trials, the Phase 3 trial for Intellia’s NTLA-2002 gene editing product candidate for the potential treatment of HAE and Pharvaris’s PHVS416 product candidate for the preventative treatment of HAE, both of which began before the ALPHA-ORBIT Phase 3 trial, and CSL Behring’s planned garadacimab Phase 4 open-label switch study, which is expected to begin in the first half of 2025.

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

We have limited financial and managerial resources and are focused on the clinical development of navenibart as a potential treatment for HAE, a rare disease with unmet medical need, and the preclinical and clinical development of STAR-0310 as a potential treatment for AD. We would expect that the potential development of STAR-0310 for additional indications, other OX40 development programs and any other future product candidate would also be for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on navenibart, STAR-0310 and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

While we intend to submit applications for marketing approval based on data from our Phase 3 clinical program for navenibart if such data are positive, it is nevertheless possible that the FDA, EMA or other applicable foreign regulatory authority may refuse to accept for substantive review any applications that we submit for marketing approval or may conclude after review of our data that our applications are insufficient to obtain marketing approval. If we are able to advance STAR-0310 or any other future product candidate into late-stage development, we would face the same risks with respect to such product candidate. If the FDA, EMA or other applicable foreign regulatory authority does not accept or approve any applications that we submit for marketing approval, they may require that we conduct additional clinical or nonclinical studies, or conduct manufacturing validation studies, and submit that data before they will reconsider our applications. Depending on the extent of these or any other required studies, approval of any application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA, EMA or other applicable foreign regulatory authority.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing navenibart, STAR-0310 or any future product candidate, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for navenibart, STAR-0310 or any future product candidates, which could significantly harm our business.

If navenibart, STAR-0310 or any other future product candidate receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that clinical trials for navenibart, STAR-0310 and any other future product candidate, or those of any future collaborator, may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur.

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

Even if navenibart, STAR-0310 or any other future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

Even if navenibart, STAR-0310 or any other future product candidate is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, we believe that the optimal potential commercial success of navenibart as a treatment for HAE will be achieved if we are able to obtain commercial approval at launch for the every three- and six-month dosage regimens. The inability to obtain approvals of both such dosage regimens at launch would likely limit the success of the navenibart launch, limit how rapidly we are able to grow revenues from sales of navenibart, and limit navenibart’s overall HAE market share, any of which could have an adverse effect on our results of operations. Similarly, we believe that ease of administration will be a key differentiating factor for navenibart if approved, and, if we are unable to obtain approval of an autoinjector and pre-filled syringe drug device combination in connection with any approval of navenibart, or if any an autoinjector and pre-filled syringe for which we obtain approval is not accepted by patients as a preferred means of administration, the commercial performance of navenibart could suffer. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of future product candidates may require significant resources and may not be successful. If navenibart, STAR-0310 or any other future product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of navenibart, STAR-0310 or any other future product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to existing approved treatments or alternative treatments, including the frequency, convenience and ease of administration compared to alternative treatments;
●	the prevalence and severity of any side effects;
●	the clinical indications for which the product is approved;
●	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy and whether there is an existing standard of care;
●	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;

●	the strength of sales, marketing, market access and distribution support;
●	the approval of other new products for the same indications;
●	changes in the standard of care for the targeted indications for the product;
●	the timing of market introduction of our approved products in relation to competitive products;
●	availability and amount of reimbursement from government payors, managed care plans and other third-party payors, along with any protocols implemented by such entities that require the use of competitive products prior to providing reimbursement for any of our product candidates, if approved;
●	adverse publicity about the product or favorable publicity about competitive products; and
●	potential product liability claims.

The potential market opportunities for product candidates are difficult to estimate precisely. Any estimates we make as to the potential market opportunities for navenibart, STAR-0310 or any other future product candidates will be predicated on many assumptions, including the target product profile, industry knowledge and publications, third-party research reports and other surveys. These assumptions will involve the exercise of significant judgment on the part of our management, will be inherently uncertain and the reasonableness of these assumptions may not have been assessed by an independent source. If any such assumptions prove to be inaccurate, the actual markets for navenibart, STAR-0310 or any other future product candidate could be smaller than our estimates of the potential market opportunities.

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

Navenibart, STAR-0310 and any other future biologic product candidates will be regulated as biological products, or biologics, and therefore they may be subject to competition from biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product.

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

Our operations, and those of third-party research institution collaborators, contract research organizations, or CROs, contract manufacturing operations, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health crises, pandemics or epidemics, such as the COVID-19 pandemics, and other natural or man-made disasters or business interruptions, for which we may be partly uninsured, as well as impacts of geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine and the conflict in the Middle East), terrorist activity and unstable governments and legal systems. In addition, we expect that we will rely on third-party research institution collaborators for conducting research and development of navenibart, STAR-0310 and any other future product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could delay completion of any clinical trials for such product candidates, seriously harm our operations and financial condition and increase our costs and expenses.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We are continuing to conduct clinical trials, preclinical and nonclinical studies, including our Phase 1b/2 ALPHA-STAR trial, which we initiated in February 2023, our ALPHA-SOLAR trial, a long-term open-label clinical trial assessing the long-term safety and efficacy of navenibart, our ALPHA-ORBIT Phase 3 trial of navenibart, which we initiated in February 2025, our planned ORBIT-EXPANSE long-term trial for navenibart, and our Phase 1a clinical trial of STAR-0310 in healthy subjects, which we initiated in January 2025. Additionally, we are continuing to manufacture clinical supplies of navenibart for our ALPHA-ORBIT Phase 3 trial and planned ORBIT-EXPANSE long-term trial, we are ramping up our efforts to manufacture commercial supplies of navenibart for potential commercialization, and are developing drug device combinations for the navenibart Phase 3 program and potential commercialization of navenibart. We expect that our expenses will increase substantially as a result of all of these activities. We will need to raise additional capital in order to fund activities for navenibart beyond our ALPHA-ORBIT Phase 3 trial and other navenibart activities beyond mid-2027, including activities related to the planned ORBIT-EXPANSE long-term trial, drug-device combination development, launch and commercialization activities if we are able to obtain marketing approval for navenibart, and for STAR-0310, for activities beyond our ongoing Phase 1a trial and for any development of STAR-0310 outside of AD. In addition, we may in the future initiate new research, preclinical and clinical development efforts, and seek marketing approval, for other product candidates, and would expect our expenses to increase in connection with each of these activities. If we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator, and these activities would require substantial additional funding. In addition, while we may seek one or more collaborators for future development of our product candidates, we may not be able to enter into a collaboration for any of our product candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Furthermore, we have incurred and will continue to incur significant additional costs associated with operating as a public company.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of navenibart and STAR-0310, including (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long term trial and Phase 3 development and testing of drug device combinations for potential dosing of navenibart, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects and any related anticipated milestone payments. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	our ability to meet our overall timing expectations for navenibart and STAR-0310;
●	the progress, timing, costs and results of clinical trials of, and research, preclinical and clinical development, and manufacturing efforts for, navenibart, STAR-0310 and any other future product candidates, including potential future clinical trials and all activities necessary to initiate and conduct clinical trials;
●	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking marketing approvals;
●	the costs of the evaluation, selection, testing and scale up activities related to developing a drug device combination for navenibart, or any other product candidate for which we seek to develop a drug device combination, for late-stage clinical trials and commercialization to the extent such costs are not the responsibility of any future collaborators;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, scaling up the manufacturing of drug substance and drug product to clinical and commercial scale, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our products, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to navenibart in HAE and with respect to STAR-0310 in AD;
●	our headcount growth and associated costs;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

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

Our losses from operations were $111.6 million and $83.0 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $674.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through private placements of preferred stock before we became a public company and our private placement of preferred stock in February 2021, which we refer to as the February 2021 Financing, registered offerings of our common stock and/or warrants, and our at-the-market offering programs, and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will continue to incur significant expenses and operating losses and we may incur increased expenses if and to the extent we:

●	initiate and continue research and preclinical and clinical development efforts for navenibart, STAR-0310 and any other future product candidates;
●	seek to identify and develop any other future product candidates;
●	seek regulatory and marketing approvals for navenibart, STAR-0310 and any other future product candidate that successfully completes clinical trials, in the United States and other markets;
●	establish sales, marketing, market access, distribution, supply chain and other commercial infrastructure in the future to commercialize products for which we may obtain marketing approval, if any;
●	require the manufacture of larger quantities of navenibart, STAR-0310 and any other future product candidates for clinical development and potentially commercialization;
●	implement changes in product candidate manufacturing or formulation;
●	develop drug device combinations for navenibart, or any other product candidate for which we seek to develop a drug device combination, for late-stage clinical trials and commercialization;
●	maintain, expand and protect our intellectual property portfolio; and
●	hire and retain additional personnel or add information systems, equipment or physical infrastructure to support our operations.

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

We will need to raise additional capital to develop and commercialize navenibart and STAR-0310 or to acquire, develop and commercialize any other future product candidates or to pursue other strategic options. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our existing stockholders’ ownership interests may be substantially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. For example, in connection with our acquisition of Quellis Biosciences, Inc., or Quellis, in January 2021 and our February 2021 Financing, we issued an aggregate of 86,077 shares of Series X, of which 53,532 shares of Series X Preferred Stock automatically converted into 8,921,966 shares of our common stock upon the stockholder approval of the conversion of the Series X Preferred Stock into common stock in June 2021. Subsequently, an additional 1,438 shares have converted into 239,608 shares of common stock. The remaining 31,107 shares of Series X Preferred Stock are convertible into 5,184,591 shares of common stock at the election of the holders thereof, subject to certain beneficial ownership limitations. In addition, our June 2018, February 2019 and October 2023 registered offerings of common stock and common stock warrants, which June 2018 and February 2019 warrants have expired, and our January 2020, December 2022 and February 2024 registered offerings of common stock were highly dilutive to existing stockholders’ ownership interests. Further, exercise of the common stock warrants sold in our October 2023 offering could result in additional dilution upon exercise.

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

The development and commercialization of product candidates require substantial cash to fund expenses. We may seek one or more collaborators for the development and commercialization of navenibart, STAR-0310 or any other future product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

Collaborations are complex and time-consuming to negotiate and document. Further, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. In addition, any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop specified compounds or biologics.

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

In addition, all of the risks related to product development, marketing approval and commercialization described in this “Risk Factors” section would apply to the activities of our collaborators. Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaborator of ours is involved in a business combination or a sale or other transaction involving our collaboration, it or the party with which it entered into a business combination, sale or other transaction could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

We rely on third parties to conduct our preclinical studies and clinical trials. If they do not perform satisfactorily, our business could be significantly harmed.

We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct ongoing and planned preclinical studies and clinical trials of navenibart, STAR-0310 or any other future product candidates. Any of these third parties could terminate its engagement with us under certain circumstances or encounter, for example, business challenges, such as a loss of business, public health crises, pandemics or epidemics, such as the COVID-19 pandemic, or the impacts of geopolitical events, including civil or political unrest (such as the war between Russia and Ukraine and the conflict in the Middle East), or enter into transactions, such as business combinations, that temporarily or permanently impact the amount or type of resources that they are able or willing to devote to our engagement. We might not be able to enter into alternative arrangements or do so on commercially reasonable terms or on a timely basis. In addition, there is a natural transition period when a new CRO begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected preclinical and clinical development timelines and harm our business, financial condition and prospects.

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

Furthermore, the third parties that conduct preclinical studies and clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we are not able to control whether or not they perform satisfactorily or devote sufficient time, skill and resources to our development programs. Any such contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our preclinical and clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for the applicable product candidates. If that occurs, we would not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be impaired.

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

The manufacturing of pharmaceutical products and, in particular, biologics, is complex and we do not have our own manufacturing capabilities. We rely and intend to rely on third parties to produce preclinical, clinical and commercial supplies of our current and future product candidates as well as the device candidates that we intend to commercialize with our product candidates.

We currently have no manufacturing facilities and rely on third-party contract manufacturers to manufacture our cell banks, all of our preclinical product candidate supplies, clinical trial product candidate supplies and drug device combination supplies, and will need to rely on third-party contract manufacturers to manufacture commercial supply of any products or drug device combinations for which we may obtain marketing approval. We do not own, nor do we plan to own, any manufacturing facilities. There can be no assurance that our preclinical, clinical and commercial development product supplies, including drug substance, drug product, drug device combinations, or the master cell bank for STAR-0310, that are being manufactured by third parties will not be delayed, limited or interrupted, or be of satisfactory quality or continue to be available at acceptable prices. Additionally, the process of manufacturing pharmaceutical products, devices and, in particular, biologics is complex, highly regulated, and subject to multiple risks. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, difficulties in scaling the production process and use of excipients which may, among other things, impact shelf life and present concerns with process controls. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party contract manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.

If the contract manufacturers we engage are unable to supply us with sufficient preclinical or clinical quality and quantities of our product candidates, or drug device combinations for our product candidates, and we are unable to timely establish an alternate supply from one or more third-party contract manufacturers, we will experience delays in our development efforts as we seek to locate and qualify new or additional manufacturers. In particular, any replacement of our third-party contract manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We generally rely on single source third-party manufacturers and suppliers for the antibodies used to make navenibart and STAR-0310 drug substance and drug product, to label and pack navenibart, and to supply our drug device combinations of navenibart, and we expect to continue to do so to meet our nonclinical, clinical and commercial needs for navenibart, STAR-0310, and any other product candidate, which exacerbates these and other related risks for us. In addition, in connection with preparing for the potential commercialization of navenibart, we plan to transition to a new third-party contract manufacturer to produce the commercial supply of navenibart. While we believe that we can make this transition without affecting our expected timelines or the availability of commercial supply, we cannot be certain that we will be able to do so. Additionally, contract manufacturers may rely on single source suppliers for certain of the raw materials or drug or device components for our preclinical and clinical product supplies. We may be unable to obtain raw materials or drug or device components for an indeterminate period of time if any of our third-party suppliers or manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to trade barriers, import/export controls or other legal restrictions or limitations; regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with current good manufacturing practices, or cGMPs, contaminations, business interruptions, or labor shortages or disputes, or if we were to terminate our relationship with any of our third-party suppliers or manufacturers for any reason. Suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control. We cannot be sure that single source suppliers for our raw materials or drug or device components will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these raw materials or components for our intended purpose. If current or future suppliers are delayed or unable to supply sufficient raw materials or components to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers.

The manufacturing processes for clinical candidates and drug device combinations are subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with their standards, such as cGMPs. In the event that any of our manufacturers fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms or on a timely basis, if at all. The transfer of the manufacturing of biologic products to a new contract manufacturer and any additional process development that may be necessary can be lengthy and involve significant additional costs. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer would negatively affect our ability to develop product candidates in a timely manner or within budget.

Further, our reliance on third-party manufacturers exposes us to risks beyond our control, including the:

●	inability to meet our drug specifications, quality requirements or drug device combination requirements consistently;
●	inability to initiate or continue preclinical studies or clinical trials of product candidates or drug device combinations under development;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	costs and validation of new equipment and facilities required for scale-up;
●	inability of our third-party manufacturers to execute process development, manufacturing, technology transfers, manufacturing procedures and other logistical support requirements appropriately or on a timely basis;
●	inability to scale-up manufacturing while maintaining appropriate quality control;
●	failure to comply with cGMPs and similar foreign standards;
●	reliance on a limited number of sources, and in some cases, potentially single sources for drug or device components and raw materials, such that if we are unable to secure a sufficient supply of these drug or device components and raw materials, we will be unable to manufacture and sell our future product candidate in a timely fashion, in sufficient quantities or under acceptable terms;
●	price increases or decreased availability of drug or device components or raw materials;
●	lack of qualified backup suppliers for those components and raw materials that are purchased from a sole or single source supplier;
●	inability to negotiate development and manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	breach, termination or nonrenewal of development and manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	disruption of operations of our third-party manufacturers or suppliers by conditions unrelated to our business or operations, including supply chain issues, capacity constraints, transportation and labor disruptions, global competition for resources, the bankruptcy of the manufacturer or supplier, a business combination or strategic transaction involving the manufacturer or supplier, the issuance of an FDA Form 483 notice or warning letter and/or general economic conditions, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession;
●	disruptions of operations caused by geopolitical events, including trade barriers, civil or political unrest (such as the war between Ukraine and Russia and the conflict in the Middle East), terrorist activity, insurrection or other wars or significant conflicts, unstable governments and legal systems man-made or natural disasters or public health crises, pandemics and epidemics, including, for example, the COVID-19 pandemic;
●	carrier disruptions or increased costs that are beyond our control, including increases in material, labor or other manufacturing-related costs or higher supply chain logistics costs;
●	failure to deliver our drugs under specified storage conditions and in a timely manner; and

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Our contract manufacturers are or may be engaged with other companies to supply and manufacture materials or products for such companies, which further exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility, which could impact the contract supplier’s or manufacturer’s ability to manufacture for us.

In addition, a material shortage, contamination, recall or restriction on the use of substances in the manufacture of our product candidates or drug device combinations for our product candidates, or the failure of any of our key suppliers to deliver necessary components required for the manufacture of our product candidates or drug device combinations for our product candidates, could adversely impact or disrupt the commercial manufacture or the production of preclinical or clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations, and future prospects.

Any of these events could lead to preclinical study or clinical trial delays or failure to obtain marketing approval or impact our ability to successfully commercialize our current or any future product candidates if approved.

Changes in U.S./China trade policies may adversely impact our business and operating results.

We are utilizing a Chinese contract development and manufacturing organization for the process and product development for navenibart and STAR-0310 and the U.S. and Chinese governments have in recent years taken or otherwise proposed a number of actions to restrict trade between the two countries, including imposing several rounds of tariffs and, in the case of the U.S. government, calling for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies and the proposal of the BIOSECURE Act, which targets certain Chinese biotechnology companies.

As a result, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of further escalation of trade restrictions between the United States and China.

Any such unfavorable government policies with respect to U.S./China trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates or drug device combinations for our product candidates, affect the demand for our drug products or drug device combinations (if and once approved), the competitive position of our product candidates or drug device combinations for our product candidates, and import or export of raw materials and finished product candidate or drug device combinations for our product candidates used in our preclinical studies and clinical trials, any of which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize such product candidates successfully may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to navenibart, STAR-0310 and any other future product candidates. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. See the section “Business — Intellectual Property” for more details regarding our navenibart and STAR-0310 patent portfolios. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our products and product candidates. The enforcement, defense and maintenance of such patents and other intellectual property rights may be challenging and costly.

We cannot be certain that any patent application directed to our current or future product candidates will be issued in a form that provides us with adequate protection to prevent competitors from developing competing products. As a biopharmaceutical company, our patent position is uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biopharmaceutical patents. Consequently, patents may not issue from any applications that are currently pending or that we file in the future. As such, we do not know the degree of future protection that we will have for our product candidates and their use. The scope of patent protection that the USPTO and foreign patent offices will grant with respect to our product candidates is uncertain. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. For example, it is possible that the USPTO and foreign patent offices will not allow broad antibody claims that specifically cover our navenibart and STAR-0310 product candidates and antibodies closely related to them. As a result, upon receipt of FDA approval, or marketing approval in foreign jurisdictions, competitors may be free to market antibodies almost identical to ours, including biosimilar antibodies, thereby decreasing our market share. However, a competitor cannot submit to the FDA an application for a biosimilar product based on navenibart, STAR-0310 or any future biologic products until four years following the date of approval of our “reference product,” and the FDA may not approve such a biosimilar product until 12 years from the date on which the reference product was approved. See the section “Business — Government Regulation and Product Approval — Biosimilars and Regulatory Exclusivity” for more details regarding biosimilar regulatory exclusivities.

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

We rely on in-licensed patent and other intellectual property rights for our STAR-0310 program and we may need to obtain licenses from third parties to other intellectual property rights for the development and commercialization of our STAR-0310 and navenibart programs; if we fail to comply with our existing or future obligations under these licenses, or if these licenses are terminated, we could lose license rights that are important to our business.

Our ability to develop and commercialize our STAR-0310 program is heavily dependent on an in-license to patent rights and other intellectual property granted to us by Ichnos. In October, 2023, we entered into the Ichnos License Agreement, pursuant to which Ichnos granted us an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab and also referred to by Ichnos as “ISB 830” as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by Ichnos as “ISB 830-X8”. We are developing STAR-0310, which was engineered from ISB 830-X8 with YTE half-life extension technology modification, for AD and potentially for other allergic and immunological diseases. STAR-0310 is currently in preclinical development. Ichnos has also agreed not to develop or commercialize any product that directly modulates the OX40 receptor.

Under the Ichnos License Agreement, we agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product that contains or comprises a licensed compound in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan. The Ichnos License Agreement imposes on us payment of development, regulatory and commercial milestones, as well as tiered royalties and other obligations. If we fail to comply with our obligations under the Ichnos License Agreement, or we are subject to a bankruptcy, Ichnos may have the right to terminate the license, in which event we would not be able to market products covered by the agreement. Our business could suffer, for example, if the Ichnos License Agreement terminates, if Ichnos fails to abide by the terms of the license, or if the licensed patents or other rights are found to be invalid or unenforceable.

In the future, we may need to obtain licenses to intellectual property rights necessary to develop and commercialize our product candidates, including navenibart and STAR-0310, or may need to amend existing or future licenses. If we are unable to obtain or amend such licenses at a reasonable cost or on reasonable terms, we may be unable to develop or commercialize our product candidates, which could harm our business significantly.

As noted above, the Ichnos License Agreement imposes, and we expect that future license agreements will impose, diligence obligations, milestone and royalty payments, indemnification and other obligations on us. If we fail to comply with our obligations under one or more of these licenses, our licensors, including Ichnos, may have the right to terminate the license agreement at issue. If one or more of these licenses is terminated, we may be unable to develop or commercialize our product candidates, including navenibart and STAR-0310. Termination of any of our current or future license agreements or reduction or elimination of our licensed rights may require us to negotiate new or reinstated licenses with less favorable terms, even if available at all.

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

There is a substantial amount of intellectual property litigation in the biopharmaceutical industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our current or future product candidates, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The biopharmaceutical industry has produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that any current or future product candidates, products, methods, processes, modeling or similar work either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. For example, we are aware of a U.S. patent directed to an antibody that binds plasma kallikrein. In the event that the owner of this patent were to bring an infringement action against us, we may have to argue that navenibart, its manufacture or use does not infringe a valid claim of this patent. We cannot guarantee that a court would find in our favor on questions of infringement or validity. Furthermore, even if our arguments are successful, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make antibodies that are the same as or similar to navenibart, STAR-0310 or any other future product candidates but that are not covered by the claims of patents that we own or have rights to;
●	we or our licensors or any current or future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by our pending patent application;

●	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent rights will not lead to issued patents, or that patents, if granted, may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	third parties performing manufacturing or testing for us using our products or technologies could use the intellectual property of others without obtaining a proper license;
●	we may not develop additional technologies that are patentable; and
●	third parties may allege that our development and commercialization of navenibart, STAR-0310 or any other future products may infringe their intellectual property rights, the outcome of which may have an adverse effect on our business.

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

Risks Related to Marketing Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of navenibart, STAR-0310 or any other future product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of biopharmaceutical products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, which regulations differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of a BLA from the FDA, which would be required for approval of navenibart and STAR-0310, or NDA or marketing approval from applicable regulatory authorities outside the United States. Product candidates in the development phase are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties, including third-party clinical research organizations, to assist us in this process.

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

We will need to carefully review the guidance and advice that FDA and other regulatory and scientific authorities in foreign jurisdictions, including the Committee for Medicinal Products for Human Use, or CHMP, provide in any meetings we have with those authorities to discuss our clinical development program. Sponsors are given opportunities to meet with the FDA and other regulatory bodies at certain points in their clinical development programs. At the conclusion of these meetings, the FDA and comparable regulatory authorities will provide responses to questions posed by the sponsor regarding the clinical development program. They will not indicate whether an application will be approved, but will provide guidance to the sponsor on various questions, including what types of studies and data are likely necessary to support review and approval of an NDA, BLA or marketing authorization. For example, the FDA may express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the agency following its acceptance for filing of the NDA or BLA. While such guidance is not legally binding, our failure to carefully consider these recommendations for the design of a clinical program may put the program at significant risk of failure.

Further, the FDA may determine that we must provide additional evidence of safety or efficacy before approving a BLA or NDA for our product candidates. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s), The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy. In the event that we submit a BLA or NDA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of the BLA or NDA.

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a Diversity Action Plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On

January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one European Union Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the European Union Member States and the public. We plan to seek approval of the ALPHA-ORBIT Phase 3 trial and ORBIT-EXPANSE long-term trial in the European Union pursuant to this regulation, but there is no assurance that we will be able to secure such an authorization for our ongoing or future clinical trials of navenibart, STAR-0310 or any future product candidates.

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

Further, under the Pediatric Research Equity Act, or PREA, an NDA or BLA, or supplement to an NDA or BLA, for certain drugs and biological products must contain data to assess the safety and efficacy of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking marketing approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-United States marketing approvals and compliance with non-United States regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we fail to obtain the non-United States approvals required to market our product candidates outside the United States or if we fail to comply with applicable non-United States regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of our product candidates will be harmed and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IPR, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area, or EEA, member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any approvals may force us or our collaborators to restrict or delay efforts to seek marketing approval in the UK for our product candidates, which could significantly and materially harm our business.

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

We, or any future collaborators, may not be able to obtain or maintain orphan drug designation or orphan drug exclusivity for any future product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We, or any future collaborators, may seek orphan drug designations and may be unable to obtain such designations. Navenibart was granted orphan drug designation by the FDA and orphan medicinal product designation by the EMA for the treatment of HAE.

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

In addition, to obtain and maintain orphan drug designation in the European Union, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of substantial benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for any product candidate. In particular, while we have obtained orphan drug designation for navenibart for the treatment of HAE in the European Union, we will not be able to maintain that designation if we are not able to show, to the satisfaction of European Union regulatory authorities, that navenibart is of substantial benefit to HAE patients over available commercial products for HAE in the European Union and the additional products that are ahead of navenibart in clinical development for HAE.

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

We must also comply with requirements concerning advertising and promotion for any product candidate for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

We will also need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the Agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The FDA has granted Fast Track designation to navenibart for the treatment of HAE.

We may also seek a Priority Review designation for one or more of our product candidates. If the FDA determines that a product candidate would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

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

In the European Union, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology In therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

We may seek a Rare Pediatric Disease priority review voucher, or PRV, for our current and future product candidates. A BLA or NDA for our current and future product candidates will not, however, meet the eligibility criteria for a PRV, unless this program is reauthorized by Congress and we secure rare pediatric disease designation and approval of the BLA or NDA for the product candidate before any required dates established in such legislation.

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

Under the statutory sunset provisions for the Rare Pediatric Disease PRV Program, the FDA was authorized to award a PRV for an approved rare pediatric disease product application if the rare pediatric disease designation was granted by December 20, 2024, and the BLA or NDA for that product is approved before September 30, 2026. Since we did not receive a rare pediatric disease designation for any candidate product by December 20, 2024, we will not qualify for a PRV unless the Rare Pediatric Disease PRV program is further extended by Congressional action. Further, even if Congress reauthorizes this program and our product candidates are designated as drugs for a rare pediatric disease in a timely manner, we would still not qualify for a PRV unless we secure approval of the BLA or NDA for the product before the date established for such approval in any new legislation reauthorizing this PRV program. Since a PRV may be sold for substantial amounts of money, or used by us to expedite approval of another marketing application, our business may be harmed if we do not qualify for a PRV in connection with approval of an NDA or BLA.

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

We or our contract manufacturers must supply all necessary documentation in support of a BLA or NDA on a timely basis and must adhere to the FDA’s current good laboratory practices and cGMP regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our contract manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of any product candidate. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, competing priorities or other disruptions to these agencies’ operations, and regulatory reform efforts, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies, including government agencies and regulatory authorities outside the United States, on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Further, while the FDA’s review of NDAs and BLAs is funded by the user fee program established under PDUFA, the Trump Administration has indicated that it will be reviewing that program and its implementation.

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

Further, there is substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” issued January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” issued February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” issued February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, with job cuts at the FDA and the loss of key personnel that have recently taken place, we anticipate further disruptions and potential delays in the FDA’s review and oversight of our product candidates. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain marketing approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

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

Litigation and legislation over the ACA and other healthcare measures are likely to continue, with unpredictable and uncertain results. During the first Trump Administration, Congress and the administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., Executive Order 14009, Strengthening Medicaid and the Affordable Care Act, and Executive Order 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

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

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. With the revocation of executive orders issued by President Biden, there is considerable uncertainty as to how the new administration will continue these efforts. For example, upon taking office, President Trump revoked an executive order that had directed the Center for Medicare and Medicaid Innovation to develop three experimental drug pricing models, leaving their future unclear.

With respect to existing regulatory mechanisms to address the costs of prescription pharmaceuticals, the Department of Health and Human Services, or HHS, and the FDA published a final rule in October 2020 allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of October 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to the HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap and it replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025) that would require manufacturers to cover a portion of these costs. In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, shortly before the new administration took office, CMS announced its selection of 15 additional drugs covered by

Part D for the second cycle of negotiations. There has been uncertainty about the extent to which the new administration would support the price negotiation program. Following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

In addition, we will need to carefully navigate the IRA and its provisions governing orphan drugs. Specifically, the IRA includes a provision, known as the orphan drug exclusion, that excludes from price negotiations those orphan drugs that have been designated for only one rare disease or condition and for which the only approved indication (or indications) is for such disease or condition. Thus, as CMS stated in final guidance in July 2023, a drug or biologic that is designated for more than one rare disease or condition will not qualify for the orphan drug exclusion, even if the drug or biologic is not approved for any indications for the additional diseases or conditions. While there is Congressional support for expanding the orphan drug exclusion to include orphan drugs with more than one approved indication, no legislation has been enacted. Accordingly, if one of our product candidates is designated and approved as an orphan drug for one disease or condition, and we subsequently receive approval of that product for a different disease or condition, the product will no longer be excluded from the IRA price negotiation provision under the orphan drug exclusion and that could impact our revenues and business.

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

In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our ability to successfully commercialize our products and product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Sales of any product we successfully develop will depend substantially, both domestically and abroad, on the extent to which the costs of such product will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels or only after clearing significant barriers, such as the requirement to fail on other products before providing reimbursement, we may not be able to successfully commercialize any product we may successfully develop. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for any product we may successfully develop. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

In the EU, pricing and reimbursement schemes vary widely from country to country and may be more conservative than CMS. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors any product we may successfully develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

Further, some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Finally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from third-party payors for any product we may successfully develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

If we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In recent months, the Officer of Civil Rights, or OCR, has been especially active in enforcing the HIPAA rules. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Additionally, OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the Federal Trade Commission, or the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the U.S. to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries

Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The EC adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the U.S.

Switzerland has also approved an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which functions similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. For example, on January 20, 2025, European Union regulatory authorities announced that the European Commission is planning to ban per- and polyfluoroalkyl substances, or PFAS, in consumer products, with exemptions for certain essential industrial uses. PFAS, which are also known as “forever chemicals” because they do not break down easily in the environment, have been linked to serious health problems. This regulatory action, and potentially similar actions in the United States and other jurisdictions could affect the use of certain chemicals that we use in our manufacturing activities. While it is not at all clear whether these regulatory actions will require us to adopt alternatives for such chemicals, such action could impact our plans and anticipated costs for development and approval of our current and any future programs and thereby affect our business. Current or future environmental laws and regulations may impair our research, development or production efforts, which could adversely affect our business, financial condition, results of operations or prospects. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

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

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, as well as our proprietary business information, employee data and personally identifiable information of clinical trial participants in accordance with informed consents covering such information as well as personal information of other individuals. We also rely to a large extent on computer and information technology systems to operate our business. Remote working arrangements could impact employees’ productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our hybrid working environment, the remote working aspects of which may be less secure and more susceptible to hacking attacks. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology infrastructure, and that of our vendors and third-party providers, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our vendors and third-party providers could be susceptible to third party attacks on our and their information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. The risk of a security breach or disruption through cyber-attacks has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. If a ransomware attack or other cybersecurity incident occurs, either internally or at our vendors or third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation, regardless of whether we pay the ransom amount. While we continue to build and improve our information technology security systems and infrastructure, there can be no assurance that our efforts will prevent service interruptions, breakdowns or security breaches. For example, we have detected common types of attempts to attack our information technology systems and data using means that have included phishing. Any service interruptions or security breaches of our information technology systems may substantially impair our ability to operate our business and could compromise our networks, or those of our vendors and third-party providers, and the information stored could be accessed, publicly disclosed, lost or stolen.

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

Our holders of 5% or more of our capital stock and their respective affiliates beneficially own in excess of 67% of our outstanding common stock. These stockholders, acting together or on their own, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

The price of our common stock has been and is likely to continue to be highly volatile, which could result in substantial losses for our stockholders.

Our stock price has been and is likely to continue to be highly volatile. For example, when we announced our acquisition of Quellis, our stock price increased by approximately 70% in one day. In the twelve months ending February 28, 2025, the last business day in February, our stock price has traded at a high of $16.90 and a low of $6.20.

The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our investors may lose some or all of their investments. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of navenibart, STAR-0310 or any future product candidate;
●	commencement or termination of collaborations for any development programs we may pursue;
●	failure or discontinuation of any of any development programs we may pursue;
●	the success of existing or new competitive products or technologies;
●	results of clinical trials of product candidates of competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to a product candidate or clinical development program;
●	the results of any additional efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts that cover our stock;
●	announcement or expectation of additional financing efforts;
●	announcement of collaborations, licenses, acquisitions or other comparable forms of transactions;
●	sales of our common stock by us, our insiders or other stockholders;

●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including political instability, war or instability from public health crises, pandemics or epidemics; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of February 28, 2025, we had outstanding 56,434,219 shares of common stock and 31,107 shares of Series X Preferred Stock, which are convertible into 5,184,591 shares of common stock. We have registered under the Securities Act of 1933, as amended, or the Securities Act, 15,399,967 shares of our common stock issued to the former Quellis stockholders or issued or issuable upon conversion of the Series X Preferred Stock. As a result, such shares are freely tradable without restriction under the

Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any significant sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In addition, as of February 28, 2025, there are 31,107 shares of our Series X Preferred Stock outstanding that we issued in connection with the acquisition of Quellis and the February 2021 Financing. Except as otherwise required by law, the Series X Preferred Stock does not have voting rights. However, as long as any shares of Series X Preferred Stock are outstanding, we may not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series X Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series X Preferred Stock or alter or amend the Certificate of Designation that authorized the Series X Preferred Stock, amend or repeal any provision of, or add any provision to, our Certificate of Incorporation or bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series X Preferred Stock, (ii) issue further shares of Series X Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series X Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

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

Item 2. Properties

Our offices are located in Boston, Massachusetts and consist of approximately 30,110 square feet of subleased office space under a lease that is scheduled to end on November 30, 2028 or on such earlier date as the term may sooner cease or expire as set forth in the sublease agreement. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

Holders

As of February 28, 2025, there were approximately 19 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for allergic and immunological diseases. Our focus is to develop first-choice therapies that improve the health and outcomes of patients with allergic and immunologic diseases. Our lead product candidate is navenibart, formerly known as STAR-0215, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. We believe that navenibart has the potential to be the market-leading and most patient-friendly chronic treatment option for HAE, based on proof-of-concept data in HAE patients and the existing HAE treatment landscape. Our second product candidate is STAR-0310, a monoclonal antibody OX40 antagonist that is in clinical development for the treatment of atopic dermatitis, or AD, an immune disorder associated with loss of skin barrier function and itching. We believe that with both of these programs, we are advancing a pipeline of products with meaningfully differentiated profiles based on validated mechanisms.

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

In February 2025, we initiated a Phase 3 trial of navenibart called ALPHA-ORBIT. This global, randomized, double-blind, placebo-controlled trial is evaluating the efficacy and safety of navenibart over a 6-month treatment period in up to 135 adults and 10 adolescents (open-label), with Type 1 or Type 2 HAE. Adult patients will be randomized to receive one of three navenibart dose arms: 1) an initial 600 mg dose followed by 300 mg every 3 months (Q3M), 2) 600 mg every six months (Q6M), 3) 600 mg Q3M, or placebo; adolescents will receive an initial 600 mg dose followed by 300 mg Q3M. The dose arms support the potential to provide patient-centered dosing flexibility to people with HAE. The primary endpoint is time-normalized monthly HAE attacks at 6 months, and a key secondary endpoint includes the proportion of participants who are attack-free at 6 months. After 6 months, patients may be eligible to enter ORBIT-EXPANSE, a long-term trial, in which all patients will be treated with navenibart (open-label) and which will include a patient-centered flexible dosing period. The navenibart Phase 3 program will consist of the ALPHA-ORBIT Phase 3 trial and ORBIT-EXPANSE, which are designed to support registration globally. Top-line results from the ALPHA-ORBIT trial are anticipated in early 2027. In addition, to ease the administration of navenibart, we are developing both autoinjector and pre-filled syringe drug device combinations.

In February 2023, we initiated a Phase 1b/2 trial of navenibart called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE evaluated safety, tolerability, HAE attack rate reduction, pharmacokinetics, or PK, pharmacodynamics, or PD, and quality of life in patients three and six months after subcutaneous navenibart administration. We reported initial proof-of-concept data in HAE patients in March 2024. Target enrollment of 16 patients was achieved with all doses administered and we reported final results from ALPHA-STAR target enrollment in December 2024 which were as follows:

Cohort 1 evaluated a single 450 mg dose (n=4). The results for the cohort measured over 6 months were averages of:

●	a 91% reduction in monthly attack rate;
●	a 96% reduction in moderate and severe attacks; and
●	a 94% reduction in acute rescue medication use; with
●	50% of patients being attack-free through 3 months of follow-up, and 25% being attack-free through 6 months of follow-up.

Cohort 2 evaluated a 600 mg dose followed by a 300 mg dose three months later, on Day 84 (n=6). The results for the cohort measured over 6 months were averages of:

●	a 95% reduction in monthly attack rate;
●	a 95% reduction in moderate and severe attacks; and
●	a 94% reduction in acute rescue medication use; with
●	67% of patients being attack-free.

Cohort 3 received a 600 mg dose followed by a 600 mg dose one month later, on Day 28 (n=6). The results for the cohort measured over 6 months were averages of:

●	a 92% reduction in monthly attack rate;
●	a 96% reduction in moderate and severe attacks; and
●	a 91% reduction in acute rescue medication use; with
●	67% of patients being attack-free.

Navenibart was generally well-tolerated with no serious treatment-emergent adverse events, or TEAEs, and no discontinuations. There were four non-severe and quickly resolved treatment-related TEAEs: one case of dizziness, one transient injection site reaction (rash), one case of injection site erythema, and one case of injection site pruritus. There were no injection site reactions of pain.

In October 2024, we presented new quality of life data from initial results from ALPHA-STAR at the American College of Allergy Asthma and Immunology (ACAAI) demonstrating that navenibart induced rapid improvements in quality of life in HAE patients. By day 28 after navenibart administration, 80% of participants achieved clinically meaningful improvements.

Enrollment in ALPHA-STAR was expanded and a total of 29 patients were enrolled in the trial in order to accelerate the collection of data to support potential regulatory filings and future approvals.

ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of navenibart, is ongoing. All of the 29 patients from ALPHA-STAR have entered ALPHA-SOLAR. Participants are being assigned to receive navenibart in one of two dosing regimens: either 300mg Q3M or 600mg Q6M. We expect to report initial safety and efficacy data from ALPHA-SOLAR in mid-2025.

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

In January 2025, we announced the initiation of our Phase 1a trial of STAR-0310 in healthy subjects. The Phase 1a randomized, double-blind, placebo-controlled single ascending dose trial is evaluating the safety, tolerability, PK, and immunogenicity of STAR-0310 in approximately 40 healthy adult participants. We anticipate early proof-of-concept results from the trial in the third quarter of 2025.

In May 2024, we shared preclinical results for STAR-0310 at the European Academy of Allergy and Clinical Immunology (EAACI) conference. STAR-0310 exhibited a long mean half-life of 26 days in cynomolgus monkeys compared to a half-life of 10-14 days for a typical non-half-life - extended IgG antibody. There was also an approximately 8-fold increase in binding affinity to human OX40 observed for STAR-0310 compared to telazorlimab, an earlier generation antibody prior to affinity maturation without half-life extension. Preclinical results demonstrated significantly less antibody-dependent cellular cytotoxicity, or ADCC, potential with STAR-0310 compared to rocatinlimab, an anti-OX40 monoclonal antibody in Phase 3 development by Amgen, Inc., with comparable potency. Having less ADCC in the context of robust potency could potentially result in a favorable safety profile and potentially wider therapeutic window for STAR-0310. We believe these preclinical results support the potential for STAR-0310 to have the best-in-class OX40 inhibitor profile.

Assuming positive results from the Phase 1a clinical trial, we are planning a proof-of-concept clinical trial of STAR-0310 in patients with AD. The goals of the proof-of-concept trial would be to demonstrate initial efficacy in AD as well as show differentiation in safety and tolerability and the potential for a reduced treatment burden as a result of extended half-life as compared to existing therapies.

Financial Overview

Our business is almost entirely dependent on the success of navenibart and STAR-0310. Navenibart is in clinical development and has only produced results in Phase 1a and Phase 1b/2 clinical testing and in preclinical and nonclinical settings. STAR-0310 entered into early clinical development in January 2025. Our net losses were $94.3 million and $72.9 million (including $15.2 million of in-process research and development, or IPR&D, expenses) for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $674.8 million. We have not generated any product revenues and have financed our operations primarily through public offerings and private placements of our equity securities and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs.

As of December 31, 2024, we had $328.1 million in cash, cash equivalents and short-term investments, which we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of navenibart and STAR-0310, including (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long term trial and Phase 3 development and testing of drug device combinations for potential dosing of navenibart, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects and any related anticipated milestone payments. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Advancing the development of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates will require a significant amount of capital and our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidate. We will need to obtain substantial additional funding to complete the development and commercialization of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

Revenue

As of December 31, 2024, we have not generated any revenue from product sales.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates and drug device combination candidates, which include:

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

The following table summarizes our research and development expenses by program (in thousands):

	Year Ended December 31,
	2024	2023
Navenibart	$32,401	$24,186
STAR-0310	15,497	677
Other programs	811	4,144
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	18,196	11,162
Consultants and professional expenses	8,496	1,278
Facilities	801	325
Other	904	355
Total costs not directly allocated to programs	28,397	13,120
Total research and development expenses	$77,106	$42,127

We expect to incur significant research and development expenses in the year ending December 31, 2025, and in future periods in connection with the clinical trials and other activities related to the development of navenibart and one or more drug device combinations for navenibart, and the preclinical studies, planned clinical trials and other activities related to the development of STAR-0310. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of navenibart, drug device combinations for navenibart, STAR-0310 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from navenibart, STAR-0310 or any other future product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the completion of the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

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

A change in the outcome of any of these variables with respect to the development of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidate, would significantly change the costs and timing associated with the development of that product candidate.

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

We anticipate that our general and administrative expenses will increase from their current levels as we continue to grow our company, develop navenibart, drug device combinations for navenibart, and STAR-0310, and potentially expand our pipeline to include other product candidates.

Acquired In-process Research and Development Expense

Acquired in-process research and development, or IPR&D, expense resulted from our license agreement, or the Ichnos License Agreement, that we entered into with Ichnos Sciences SA and Ichnos Sciences Inc., or collectively Ichnos. In the estimation of fair value of the asset purchase consideration, we primarily used the upfront license fee of $15.0 million as the most reliable indicator of fair value attributable to the acquired IPR&D. As the single identifiable asset, “ISB 830-X8”, referred to by us as the STAR-0310 candidate, had not, at the time of the Ichnos License Agreement, received regulatory approval in any territory, the acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as expense at the acquisition date and no additional IPR&D expense relating to the Ichnos License Agreement is expected to be reported in future periods.

Other Income (Expense)

Other income (expense), net consists of interest and investment income earned on our cash, cash equivalents and short-term investments, net of amortization expense on short-term investments, and gains and losses related to foreign currency fluctuations.

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

License Agreement

We have concluded that the Ichnos License Agreement was not the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in the STAR-0310 candidate. STAR-0310 is STAR-0310 candidate engineered with YTE half-life extension technology.

We determined that the cost to acquire the licensed intellectual property assets was $15.2 million, primarily based on the fair value of the upfront license fee of $15.0 million attributable to the acquired IPR&D. As the STAR-0310 candidate had not, at the time of the Ichnos License Agreement, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 as the acquired IPR&D had no alternative future use, as determined by us in accordance with U.S. GAAP.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the dollar change in those items (in thousands):

	Year Ended December 31,		Period-to-
	2024	2023	Period Change
Operating expenses:
Research and development	$77,106	$42,127	$34,979
General and administrative	34,452	25,704	8,748
Acquired in-process research and development	—	15,199	(15,199)
Total operating expenses	111,558	83,030	28,528
Loss from operations	(111,558)	(83,030)	(28,528)
Other income, net	17,298	10,139	7,159
Net loss	$(94,260)	$(72,891)	$(21,369)

Research and Development Expenses

Research and development expenses (excluding acquired IPR&D from the Ichnos License Agreement) increased by $35.0 million to $77.1 million for the year ended December 31, 2024 from $42.1 million for the year ended December 31, 2023, an increase of 83%. The increase in research and development expenses was associated with the STAR-0310 program’s manufacturing and IND-enabling activities, external research and development costs associated with the navenibart program’s advancement in our multi-site international clinical trials and start-up activities to support the ALPHA-ORBIT Phase 3 trial. These research and development activities resulted in a $14.8 million increase in expenses related to external research, manufacturing, and IND-enabling activities related to the STAR-0310 program, a $8.2 million increase in CRO and manufacturing expenses to support the ALPHA-STAR and ALPHA-SOLAR clinical trials in addition to start-up activities to support ALPHA-ORBIT, a $7.2 million increase in consulting expenses primarily to support initial start-up of ALPHA-ORBIT, a $7.0 million increase in employee expenses partially due to a $2.5 million increase in employee stock-based compensation expenses and additional costs related to company growth, and a $1.1 million increase in facilities and other costs, partially offset by a $3.3 million decrease in expenses attributable to other research programs.

General and Administrative Expenses

General and administrative expenses increased by $8.8 million to $34.5 million for the year ended December 31, 2024 from $25.7 million for the year ended December 31, 2023, an increase of 34%. The increase in general and administrative expenses was attributable to a $6.5 million increase in employee expenses primarily due to a $4.1 million increase in employee stock-based compensation expenses and additional costs related to company growth, a $2.0 million increase in professional services due to increased legal fees and consulting expenses, and a $0.3 million increase in other costs, including general office, facilities, and insurance expenses.

Acquired In-Process Research and Development

Acquired IPR&D expense was $15.2 million during the year ended December 31, 2023. Acquired IPR&D expense resulted from the Ichnos License Agreement. The upfront costs of the Ichnos License Agreement and external legal fees attributable to the Ichnos License Agreement were allocated to acquired IPR&D with no alternative future use and were recorded as an expense as of the date of the Ichnos License Agreement. No acquired IPR&D expenses were incurred during the year ended December 31, 2024.

Other Income, Net

Other income, net increased by $7.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to an increase in interest and investment income due to an increase in interest-earning assets from financing proceeds.

Liquidity and Capital Resources

From our inception through December 31, 2024, we raised an aggregate of $839.2 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in February 2021 and registered offerings of our common stock, including our at-the-market offering programs.

As of December 31, 2024, we had $328.1 million in cash, cash equivalents and short-term investments, which we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of navenibart and STAR-0310, including (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long term trial and Phase 3 development and testing of drug device combinations for potential dosing of navenibart, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects and any related anticipated milestone payments. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

Advancing the development of navenibart, drug device combinations for navenibart, STAR-0310, or any future product candidates will require a significant amount of capital and our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, drug device combinations for navenibart, STAR-0310 or any future product candidate. In addition, navenibart, STAR-0310, or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for years, if at all. Accordingly, we will need to obtain substantial additional funding to complete the development and commercialization of navenibart, drug device combinations for navenibart, STAR-0310 or any future product candidates, support our continuing operations, future clinical trials and the expansion of our pipeline. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. General economic conditions, both inside and outside the United States, including heightened inflation, capital market instability and volatility, interest rate and currency rate fluctuations and economic slowdown or recession as well as pandemics, epidemics and geopolitical events, including civil or political unrest (such as the Ukraine-Russian war and the conflict in the Middle East), may have a significant impact on the availability of funding sources and the terms on which any funding may be available. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations. Although we will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

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

February 2024 Financing

On February 1, 2024, we closed an underwritten offering of 10,340,000 shares of our common stock, which we refer to as the February 2024 Financing. The gross proceeds of the February 2024 Financing were $125.0 million and net proceeds were $117.2 million.

At-the-Market Offerings

In June 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we could issue and sell shares of common stock under an at-the-market offering program, or the 2021 ATM Program, which was completed in the first quarter of 2024. In March 2024, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we are able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program, which we refer to as the 2024 ATM Program and, collectively with the 2021 ATM Program, as the ATM Programs. We pay Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. During the year ended December 31, 2024, we sold an aggregate of 4,450,425 shares of common stock under the ATM Programs for gross proceeds of $36.2 million and net proceeds of $35.2 million. During the year ended December 31, 2023, we sold an aggregate of 4,738,606 shares of common stock under the 2021 ATM Program for gross proceeds of $29.4 million and net proceeds of $28.5 million.

Funding Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party preclinical and clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead.

As of December 31, 2024, we had an accumulated deficit of $674.8 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of navenibart and STAR-0310, including (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long term trial and Phase 3 development and testing of drug device combinations for potential dosing of navenibart, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects and any related anticipated milestone payments. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

●	the progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for navenibart, any drug device combination for navenibart, STAR-0310, and any future product candidates, including potential future clinical trials;
●	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;
●	the number and characteristics of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, market access, distribution, supply chain and manufacturing capabilities, and scaling up the manufacturing of drug substance and drug product to clinical and commercial scale and developing a drug device combination, if applicable, securing all raw materials necessary to conduct such scale-up and successfully completing all other activities related thereto;
●	if we obtain marketing approval of any of our product candidates, revenue, if any, received from commercial sales of our product candidates;
●	if we obtain marketing approval of any of our product candidates, our ability to successfully compete against other approved products that are approved or used as treatments for the indications for which our products are approved, including with respect to navenibart in HAE and STAR-0310 in AD;
●	our headcount growth and associated costs;
●	the amount and timing of future milestone and royalty payments potentially payable to Ichnos pursuant to the Ichnos License Agreement covering STAR-0310 and our research services agreement related to navenibart;
●	The costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, navenibart, including any drug device combination for navenibart, STAR-0310 or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Cash Flows

Comparison of the Years Ended December 31, 2024 and 2023

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(81,212)	$(68,445)
Net cash (used in) provided by investing activities	(191,863)	135,052
Net cash provided by financing activities	157,202	88,398
Net (decrease) increase in cash, cash equivalents and restricted cash	$(115,873)	$155,005

Net Cash Used in Operating Activities

Net cash used in operating activities was $81.2 million for the year ended December 31, 2024 and consisted primarily of a net loss of $94.3 million partially offset by $8.5 million of total net non-cash items in addition to a $4.6 million net decrease in other assets. Total net non-cash items consisted primarily of stock-based compensation expense of $13.0 million, a decrease to our right of use asset of $1.0 million, and a $0.1 million decrease in other non-cash items, partially offset by accretion of the discount/premium on investment securities of $5.6 million. The net decrease in other assets consisted of an increase in accrued expenses of $3.7 million and an increase in accounts payable of $2.8 million, which were partially offset by an increase in prepaid expenses and other assets of $1.2 million and a decrease in lease liability of $0.7 million.

Net cash used in operating activities was $68.4 million for the year ended December 31, 2023 and consisted primarily of a net loss of $72.9 million adjusted for stock-based compensation expense of $6.3 million, an adjustment to our right of use asset of $0.6 million, and a net increase in net assets of $2.4 million, which resulted primarily from an increase in prepaid expenses and long term deposits of $4.5 million and a decrease in the lease liability of $0.6 million, partially offset by an increase in accrued expenses of $2.0 million, and an increase in accounts payable of $0.7 million.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $191.9 million for the year ended December 31, 2024 and consisted primarily of purchases of short-term investments of $4.2 billion, partially offset by maturities of short-term investments of $4.0 billion as the proceeds from maturities of short-term investments, primarily repurchase agreements with short-term maturities due, purchased and reinvested during the year ended December 31, 2024. Refer to Note 4, “Short-Term Investments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Net cash provided by investing activities was $135.1 million for the year ended December 31, 2023 and primarily consisted of proceeds from maturities of short-term investments of $2.1 billion, partially offset by purchases of short-term investments of $1.9 billion.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $157.2 million during the year ended December 31, 2024, which was attributable to net proceeds of $117.2 million from the February 2024 Financing, net proceeds of $35.2 million from the ATM Programs and proceeds from exercises of stock options and warrants of $4.8 million.

Net cash provided by financing activities was $88.4 million during the year ended December 31, 2023, which was attributable to net proceeds of $59.5 million from the October 2023 Financing, net proceeds of $28.5 million from the 2021 ATM Program and proceeds from exercises of stock options of $0.4 million.

Material Cash Requirements from Known Contractual Obligations

As of December 31, 2024, our only material contractual obligation was our sublease which commenced on June 1, 2024, pursuant to which we are required to make monthly payments of $0.1 million, effective September 1, 2024 until its expiration on November 30, 2028, in addition to payment obligations of $2.1 million if certain clinical milestones related to the ALPHA-ORBIT Phase 3 clinical trial of navenibart are met and payment obligations of $2.0 million if certain clinical milestones related to the Phase 1a clinical trial of STAR-0310 are met. The specified certain clinical milestones related to the Phase 1a clinical trials of STAR-0310 were met in January 2025.

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

Our license agreement with Ichnos, which covers STAR-0310, includes potential milestone payments, tiered royalties and other obligations that are dependent upon the development of products using the intellectual property licensed under the agreement and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. For further information regarding this agreement, please see Note 1, “Nature of Business” to our consolidated financial statements included in this Annual Report on Form 10-K. We are also party to a research services agreement, which covers navenibart, that includes the $2.1 million Phase 3 clinical trial milestone payment described above. The research services agreement also includes up to $5.2 million payable upon the achievement of certain regulatory milestones and up to $6.3 million payable upon the achievement of certain commercial milestones. The potential obligations in our license agreement and research service agreement are contingent upon future events and the timing and likelihood of such potential obligations are not known with certainty.

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

As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in accordance with an exemption established for smaller reporting companies with annual revenue of less than $100 million.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance

The information required by this Item is set forth under the captions “Election of Class I Directors — Information Regarding Directors,” “Election of Class I Directors — Members of our Board of Directors Continuing in Office,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics” “Corporate Governance — Director Nomination Process” “Corporate Governance — Committees of the Board of Directors — Audit Committee” and “Corporate Governance – Insider Trading Policy” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities Exchange Act of 1934, as amended. If applicable, this information will be set forth under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the captions “Executive Compensation” (except for the section titled “Executive Compensation — Pay Versus Performance”)“Corporate Governance — Director Compensation” and “Corporate Governance — Policies and Procedures Related to the Grant of Certain Equity Awards” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the captions “Executive Compensation — Securities Authorized for Issuance under Equity Compensation Plans” and “Principal Stockholders” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Person Transactions” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the caption “Ratification of the Appointment of Ernst & Young LLP as Astria’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2025” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report on Form 10-K by reference.

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
10.1*

Amended and Restated 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.2*

Form of Incentive Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.3*

Form of Nonstatutory Stock Option Agreement under Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.4*

Second Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on August 12, 2024)

10.5*

Form of Incentive Stock Option Agreement under Second Amended and Restated 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)

10.6*

Form of Nonstatutory Stock Option Agreement under Second Amended and Restated 2015 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)

10.7*	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)
10.8*	2022 Inducement Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on December 19, 2024)
10.9*

Form of Nonstatutory Stock Option Agreement under the 2022 Inducement Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on February 22, 2022)

10.10*

Amended and Restated Employment Agreement, dated as of April 7, 2010, by and between the Registrant and Jill C. Milne, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204144) filed with the SEC on May 13, 2015)

10.11*

Form of Amended and Restated Executive Severance Benefit Plan effective October 7, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37467) filed with the SEC on May 12, 2022)

10.12+

License Agreement, dated as of October 4, 2023, by and between Ichnos Sciences SA, Ichnos Sciences Inc. and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-37467) filed with the SEC on March 4, 2024)

10.13

Sublease Agreement, dated as of January 3, 2024, by and between Duck Creek Technologies LLC and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10 - K (File No. 001 - 37467) filed with the SEC on March 4, 2024)

19.1	Insider Trading Policy
21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy of the Registrant (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37467) filed with the SEC on March 4, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan arrangement.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Astria Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astria Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Navenibart Accrued and Prepaid Research and Development Costs
Description of the Matter

The Company’s accrued contracted costs for research and development expenses totaled $6.2 million at December 31, 2024, including accruals related to the Company’s Navenibart (STAR-0215) clinical trials. In addition, the Company’s prepaid expenses and other current assets were $6.5 million and the Company’s other non-current assets were $2.6 million, which included amounts that were paid in advance of services incurred pursuant to the Navenibart clinical trials. As discussed in Note 2 to the consolidated financial statements, the Company analyzes the progress of the clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period for the Company’s Navenibart clinical trials. The Company is required to estimate such prepaids and accruals using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet within prepaid and other current assets or accrued expenses.

Auditing the Company’s accrued and prepaid research and development costs for the Company’s Navenibart clinical trials was complex, as accounting for the costs associated with the clinical trials requires subjective estimates of the level of services performed and the associated costs incurred by service providers. Furthermore, due to the duration of the Company’s Navenibart clinical trials, and the timing of information received from third parties, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit

To evaluate the accrued and prepaid research and development costs for the Navenibart clinical trials, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to determine the recorded accruals and prepayments. To test the significant judgments and estimates, we corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we inspected information obtained by the Company from third party vendors, which included the vendors’ estimate of costs incurred to date. We obtained vendors direct confirmations to confirm cost incurred as of year-end to verify that accruals are complete and accurate. We also analyzed fluctuations in accruals by vendor and by program throughout the period subject to audit and tested subsequent invoices received from third party vendors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Boston, Massachusetts

March 11, 2025

Astria Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$59,820	$175,530
Short-term investments	268,312	71,000
Prepaid expenses and other current assets	6,511	4,412
Total current assets	334,643	250,942
Right-of-use asset	5,114	363
Other assets	2,606	3,361
Total assets	$342,363	$254,666
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,320	$1,513
Accrued expenses	13,427	9,708
Current portion of operating lease liabilities	1,384	329
Total current liabilities	19,131	11,550
Long-term portion of operating lease liabilities	3,969	—
Total liabilities	23,100	11,550
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued or outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,107 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	95,324	95,324
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 56,434,219 and 41,034,797 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	57	41
Additional paid-in capital	898,513	728,285
Accumulated other comprehensive gain	163	—
Accumulated deficit	(674,794)	(580,534)
Total stockholders’ equity	319,263	243,116
Total liabilities and stockholders’ equity	$342,363	$254,666

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$77,106	$42,127
General and administrative	34,452	25,704
Acquired in-process research and development	—	15,199
Total operating expenses	111,558	83,030
Loss from operations	(111,558)	(83,030)
Other income (expense):
Interest and investment income	17,360	10,201
Other expense, net	(62)	(62)
Total other income, net	17,298	10,139
Net loss	(94,260)	(72,891)
Net loss per share attributable to common shareholders - basic and diluted	$(1.68)	$(2.42)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	56,161,249	30,123,316

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(94,260)	$(72,891)
Other comprehensive gain:
Unrealized gain on short-term investments, net of tax of $0	163	79
Total other comprehensive gain:	163	79
Comprehensive loss	$(94,097)	$(72,812)

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Series X	Series X
	redeemable	redeemable
	convertible	convertible						Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	Additional paid -		Accumulated other	stockholders’
	shares	value	shares	par value	in capital	Accumulated deficit	comprehensive loss	equity
Balance at December 31, 2022	31,455	$96,398	27,501,340	$28	$632,512	$(507,643)	$(79)	$221,216
Issuance of common stock upon the conversion of preferred stock	(348)	(1,074)	57,910	—	1,074	—	—	—
Issuance of common stock and warrants pursuant to an underwriting agreement, net of underwriter's discount and issuance costs	—	—	8,253,895	8	59,472	—	—	59,480
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	4,738,606	5	28,493	—	—	28,498
Issuance of common stock upon exercise of options and warrants	—	—	483,046	—	420	—	—	420
Stock-based compensation expense	—	—	—	—	6,314	—	—	6,314
Unrealized gain on short-term investments	—	—	—	—	—	—	79	79
Net loss	—	—	—	—	—	(72,891)	—	(72,891)
Balance at December 31, 2023	31,107	95,324	41,034,797	41	728,285	(580,534)	—	243,116
Issuance of common stock pursuant to an underwriting agreement, net of underwriter’s discount and issuance costs	—	—	10,340,000	10	117,162	—	—	117,172
Issuance of common stock for at-the-market offerings, net of issuance costs	—	—	4,450,425	5	35,240	—	—	35,245
Issuance of common stock upon exercise of options and warrants	—	—	608,997	1	4,784	—	—	4,785
Stock-based compensation expense	—	—	—	—	13,042	—	—	13,042
Unrealized gain on short-term investments	—	—	—	—	—	—	163	163
Net loss	—	—	—	—	—	(94,260)	—	(94,260)
Balance at December 31, 2024	31,107	$95,324	56,434,219	$57	$898,513	$(674,794)	$163	$319,263

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(94,260)	$(72,891)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	13,042	6,314
Right-of-use asset- operating lease	1,004	585
Accretion of discount/premium on investment securities	(5,611)	(86)
Other non-cash items	70	46
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,252)	(4,546)
Lease liability - operating lease	(731)	(610)
Accounts payable	2,807	725
Accrued expenses	3,719	2,018
Net cash used in operating activities	(81,212)	(68,445)
Investing activities
Purchases of short-term investments	(4,244,538)	(1,924,423)
Sales and maturities of short-term investments	4,053,000	2,059,500
Purchases of property and equipment	(325)	(25)
Net cash (used in) provided by investing activities	(191,863)	135,052
Financing activities
Proceeds from public offering, net of underwriting discounts and issuance costs	117,172	59,480
Proceeds from at-the-market offering, net of issuance costs	35,245	28,498
Proceeds from exercise of stock options and warrants	4,785	420
Net cash provided by financing activities	157,202	88,398
Net (decrease) increase in cash, cash equivalents and restricted cash	(115,873)	155,005
Cash, cash equivalents and restricted cash, beginning of period	175,693	20,688
Cash, cash equivalents and restricted cash, end of period	$59,820	$175,693
Supplemental disclosure of non-cash transactions:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,753	$—
Conversion of Series X Preferred Stock into common stock	$—	$1,074
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$17
Public offering issuance costs in accrued expenses	$—	$120

The accompanying notes are an integral part of these consolidated financial statements.

Astria Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.   Nature of Business

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

License Agreement

On October 4, 2023, the Company entered into a license agreement (the “Ichnos License Agreement”) with Ichnos Sciences SA and Ichnos Sciences Inc. (collectively, “Ichnos”) pursuant to which Ichnos granted to the Company an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how (collectively, the “Licensed Intellectual Property”), to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab and also referred to by Ichnos as “ISB 830” as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by Ichnos as “ISB 830-X8” and referred to by the Company as “STAR-0310 candidate” (collectively, the “Licensed Compounds”). The Company agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product that contains or comprises a Licensed Compound (a “Licensed Product”) in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan.

Under the terms of the Ichnos License Agreement, the Company paid Ichnos a one-time upfront license fee of $15.0 million in October 2023. The Company is obligated to pay Ichnos up to $305.0 million in milestones, consisting of up to $20.0 million upon the achievement of certain development milestones, up to $70.0 million upon the achievement of certain regulatory milestones and up to $215.0 million upon the achievement of certain commercial milestones, in each case in up to three indications with respect to the first applicable Licensed Product to achieve such milestone events. The Company is also obligated to pay Ichnos tiered royalties ranging from a mid-single-digit percentage to a low-double-digit percentage on aggregate annual net sales of all Licensed Products. The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of: (i) the expiration of the last valid claim covering the composition of matter of such Licensed Product in such country; (ii) the expiration of the last regulatory exclusivity with respect to such Licensed Product in such country; and (iii) twelve years following the first commercial sale of such Licensed Product in such country. The royalty rate is subject to reduction on a Licensed Product-by-Licensed Product and country-by-country basis under certain circumstances.

Liquidity

On October 16, 2023, the Company closed an underwritten offering (the “October 2023 Financing”) of (i) 8,253,895 shares of common stock and accompanying common stock warrants to purchase an aggregate of 6,190,418 shares of common stock and (ii), in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 1,571,093 shares of common stock and accompanying common stock warrants to purchase up to an aggregate of 1,178,320 shares of common stock for aggregate gross proceeds of $64.0 million and net proceeds of $59.5 million. The October 2023 Financing included 2,727,340 shares of common stock, 3,223,824 common stock warrants and 1,571,093 pre-funded warrants issued to related parties.

On February 1, 2024, the Company closed an underwritten offering of 10,340,000 shares of its common stock (the “February 2024 Financing”). The gross proceeds of the February 2024 Financing were $125.0 million and net proceeds were $117.2 million.

In June 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company could issue and sell shares of common stock under an at-the-market offering program (the “2021 ATM Program”), which was completed in the first quarter of 2024. In March 2024, the Company entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which the Company is able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program (the “2024 ATM Program” and collectively with the 2021 ATM Program, the “ATM Programs”). The Company pays Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. During the year ended December 31, 2024, the Company sold an aggregate of 4,450,425 shares of common stock under the ATM Programs for gross proceeds of $36.2 million and net proceeds of $35.2 million.

During the year ended December 31, 2023, the Company sold an aggregate of 4,738,606 shares of common stock under the 2021 ATM Program for gross proceeds of $29.4 million and net proceeds of $28.5 million. As of December 31, 2024, the Company had an accumulated deficit of $674.8 million and had available cash, cash equivalents and short-term investments $328.1 million. The Company estimates its existing cash, cash equivalents, and short-term investments are sufficient to sustain operations for at least twelve months from the issuance of these consolidated financial statements.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Astria Securities Corporation and Quellis Biosciences, LLC, successor in interest to Quellis Biosciences, Inc. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

The Company utilizes certain estimates to record expenses relating to research and development contracts and the valuation of stock-based awards and warrants. These contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from service providers.

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

The Company is dependent on third-party manufacturers and contract research organizations to supply products for research and development activities in its programs and to conduct clinical trials. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients, other raw materials, formulated drugs and drug-device combinations related to these programs in addition to reliance on the conduct of the clinical trial to be performed. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients, other raw materials and formulated drugs or an interruption in the provision of services provided by the Company’s contract research organizations.

Cash and Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$59,820	$175,530
Restricted cash	—	163
Total	$59,820	$175,693

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

The carrying amounts reflected in the balance sheets for cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at December 31, 2024 and 2023, due to their short-term nature. There have been no changes to the valuation methods during the years ended December 31, 2024 and 2023. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2024 and 2023.

The Company’s investment portfolio may include fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. The Company validates the prices provided by its third-party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company also invests in certain reverse repurchase agreements which are collateralized by deposits in the form of United States Government Securities and Obligations for an amount no less than 102% of their value. The Company does not record an asset or liability for the collateral as the Company is not permitted to sell or re-pledge the collateral. The collateral has at least the prevailing credit rating of United States Government Treasuries and Agencies. The Company utilizes a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has not recognized any significant impairment charges from inception through December 31, 2024.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Stock options	6,850,889	3,553,969
Common stock warrants	6,796,280	7,700,596
Series X Preferred Stock	5,184,591	5,184,591
	18,831,760	16,439,156

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

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or CODM, in making decisions on how to allocate resources and assess performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment, focused on the discovery, development and commercialization of novel therapeutics for allergic and immunological diseases. The Company operates in one geographic segment. Segment information is further described in Note 11, “Segment Reporting”.

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

Preferred Stock Discount

In February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon the stockholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of December 31, 2024, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

License Agreement

On October 4, 2023, the Company entered into the Ichnos License Agreement, with Ichnos as discussed in Note 1, “Organization and Operations”. Under the terms of the Ichnos License Agreement, the Company paid Ichnos a one-time upfront license fee of $15.0 million in October 2023. The Company concluded that the Ichnos License Agreement was not the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset “ISB 830-X8”, referred to by the Company as the STAR-0310 candidate. STAR-0310 is STAR-0310 candidate engineered with YTE half-life extension technology.

The Company determined that the cost to acquire the Licensed Intellectual Property assets was $15.2 million, primarily based on the fair value of the upfront license fee of $15.0 million and external legal fees of $0.2 million attributable to the acquired IPR&D. As the STAR-0310 candidate had not, at the time of the Ichnos License Agreement, received regulatory approval in any territory, the cost attributable to the IPR&D was expensed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

Financing Costs

Costs incurred in connection with the issuance of equity units and shares are recorded as a reduction of proceeds to the equity carrying value. The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the financing. If a planned financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There were no deferred offering costs on the Company’s consolidated balance sheet at December 31, 2024 and December 31, 2023.

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduced the number of accounting models for convertible debt instruments and convertible preferred stock as well as amended the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 was effective for the Company for the fiscal year beginning on January 1, 2024, with early adoption permitted. The Company adopted this standard on January 1, 2024 with no material impact on the consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. All disclosure requirements of the update are required for entities with a single reportable segment. The amendments were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and are required to be applied on a retrospective basis to all periods presented. Refer to Note 11, “Segment Reporting”, for additional disclosures related to this new standard.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In October 2023, the FASB issued Accounting Standards Update 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), which incorporates certain United States Securities and Exchange Commission (“SEC”) disclosure requirements into the Accounting Standards Codification (“ASC”). The amendments in ASU 2023-06 are expected to clarify or improve disclosure and presentation requirements of a variety of topics, allow investors to more easily compare entities subject to the SEC’s existing disclosure requirements with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in ASU 2023-06 should be applied prospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose in a tabular format, on an annual and interim basis, the amounts of inventory purchases, employee compensation, depreciation and intangible asset amortization included in each income statement line item that contains those expenses. In January 2025, the FASB issued Accounting Standards Update 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2025-01”). ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.

3.    Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

Below is a summary of assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$30,610	$—	$—	$30,610
Short-term investments:
Treasury notes	129,197	—	—	129,197
Reverse repurchase agreements	—	100,000	—	100,000
Treasury bills	39,115	—	—	39,115
Total	$198,922	$100,000	$—	$298,922

	As of December 31, 2023
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,709	$—	$—	$7,709
Short-term investments:
Reverse repurchase agreements	—	71,000	—	71,000
Total	$7,709	$71,000	$—	$78,709

At December 31, 2024 and 2023, cash equivalents approximated their fair value due to their short-term nature.

4.   Short-Term Investments

The following tables summarize short-term investments (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2024
Treasury notes	$129,064	$136	$(3)	$129,197
Reverse repurchase agreements	100,000	—	—	100,000
Treasury bills	39,085	31	(1)	39,115
Total	$268,149	$167	$(4)	$268,312

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2023
Reverse repurchase agreements	$71,000	$—	$—	$71,000
Total	$71,000	$—	$—	$71,000

The contractual maturities of all short-term investments held at December 31, 2024 and December 31, 2023 were one year or less. There were two short-term investments in an unrealized loss position at December 31, 2024 with an aggregate value of $9.8 million. There were no short-term investments in an unrealized loss position at December 31, 2023. These investments were in a loss position for less than 12 months and the Company considered the loss to be temporary in nature. The Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s consolidated results of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the years ended December 31, 2024 and 2023 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s consolidated results of operations for the years ended December 31, 2024 and 2023.

5.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued contracted costs	$6,187	$3,861
Accrued compensation	5,084	4,047
Accrued professional fees	1,963	1,485
Accrued other	193	315
Total	$13,427	$9,708

6.   Commitments

On January 3, 2024, the Company entered into a sublease agreement (the “Sublease”) with Duck Creek Technologies LLC to occupy 30,110 square feet of office space in Boston, Massachusetts to replace its existing office space. The Sublease commenced on June 1, 2024 and will end on November 30, 2028 (or on such earlier date as the term may cease or expire as set forth in the Sublease). The Company concluded that the Sublease was an operating lease and recognized a lease liability and right-of-use (“ROU”) asset of approximately $5.8 million at the inception of the Sublease. The lease liability represents the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments. The Sublease is secured by a security deposit of $0.4 million. As of December 31, 2024, the remaining lease term of the Sublease was 3.9 years. As of December 31, 2024, minimum lease payments under the Company’s operating leases are summarized as follows (in thousands):

Period Ending December 31,	Amount
2025	1,446
2026	1,608
2027	1,640
2028	1,531
Total lease payments	$6,225
Less: imputed interest	(872)
Total operating lease liabilities	$5,353

Rent expense was $1.3 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. Lease payments were $1.0 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

7.   Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company (the “Board of Directors”). Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of December 31, 2024, the Company had 31,107 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,184,591.

Outstanding Warrants

The Company accounted for warrants to purchase its stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for common stock and preferred stock as liabilities or equity. Warrants classified as liabilities are reported at their estimated fair value and any changes in fair value are reflected in research and development expense. Warrants classified as equity are reported at their estimated fair value with no subsequent remeasurement. As of December 31, 2024 and 2023, all outstanding warrants were classified as equity.

The following table presents information about warrants that are issued and outstanding at December 31, 2024:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2023 (1)	Common Stock	6,796,280	$8.03	10/16/2028
Total		6,796,280
Weighted average exercise price			$8.03
Weighted average life in years				3.79

(1) 1,571,093 pre-funded warrants were issued in 2023 with an exercise price of $0.001 per share and are exercisable until all pre-funded warrants are exercised in full. 1,571,093 pre-funded warrants were outstanding as of December 31, 2024 and are not included in the table above.

Common Stock

As of December 31, 2024, the Company had 150,000,000 shares of common stock authorized for issuance, $0.001 par value per share, with 56,434,219 shares issued and outstanding. The voting, dividend and liquidation rights of holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding preferred stock.

Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31,	December 31,
	2024	2023
Reserved under the 2015 Second Amended and Restated Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	8,849,170	5,334,301
Warrants for the purchase of common stock	8,367,373	9,271,689
Options outstanding to purchase common stock	6,850,889	3,553,969
Series X Preferred Stock	5,184,591	5,184,591
Reserved under the employee stock purchase plan	49,139	43,060
Total	29,301,162	23,387,610

8.   Stock-Based Compensation

2015 Second Amended and Restated Equity Incentive Plan

Prior to the Company’s initial public offering in June 2015 (the “IPO”), the Company granted awards to eligible participants under its 2008 Equity Incentive Plan. In May 2015, the Board of Directors adopted and, in June 2015, the Company’s stockholders approved the 2015 Stock Incentive Plan, as amended and amended and restated since the IPO (“2015 Plan”), which became effective immediately prior to the effectiveness of the IPO. Subsequent to the IPO, no option grants have been awarded to eligible participants under the 2008 Equity Incentive Plan.

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan.

Terms of stock option agreements, including vesting requirements, are determined by the Company’s board of directors, subject to the provisions of the applicable stock incentive plan. Options granted by the Company generally vest ratably over four years, with a one-year cliff, and options are exercisable from the date of grant for a period of ten years. As of December 31, 2024, options to purchase 5,378,672 shares of common stock are outstanding and 7,554,324 shares of common stock remain available for issuance under the 2015 Plan, all of which shares of common stock are reserved for issuance.

2022 Inducement Stock Incentive Plan

On February 17, 2022, the Board of Directors adopted the 2022 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 300,000 shares of the Company’s common stock. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

The Board of Directors approved amendments to the Inducement Plan to increase the number of shares of common stock authorized for issuance by 1,400,000 shares of common stock in the year ended December 31, 2023 and 1,100,000 shares of common stock in the year ended December 31, 2024. As of December 31, 2024, options to purchase 1,472,217 shares of common stock are outstanding and 1,294,846 shares of common stock remain available for issuance under the Inducement Plan, all of which shares of common stock are reserved for issuance.

Stock Option Activity

A summary of the Company’s stock option activity and related information for employees and non-employees follows:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)
Outstanding at December 31, 2023	3,553,969	$13.59	8.39	$1,912
Granted	3,644,675	$13.90
Exercised	(36,539)	$5.21
Cancelled or forfeited	(309,544)	$12.52
Expired	(1,672)	$414.04
Outstanding at December 31, 2024	6,850,889	$13.75	8.31	$2,946
Vested and exercisable at December 31, 2024	2,206,580	$15.15	7.05	$1,878
Vested and expected to vest at December 31, 2024	6,850,889	$13.75	8.31	$2,946

The total intrinsic value of options exercised in the years ended December 31, 2024 and 2023 was $0.2 million and $0.5 million, respectively. The total grant date fair value of stock options vested for the year ended December 31, 2024 and 2023 was $8.6 million and $4.4 million, respectively. The weighted-average grant date fair value of options granted to employees and non-employees for the years ended December 31, 2024 and 2023 was $9.51 and $7.20 per share, respectively.

At December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $33.2 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.9 years.

Stock-Based Compensation Expense

During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$3,782	$1,304
General and administrative	9,260	5,010
Total	$13,042	$6,314

No related tax benefits were recognized for the years ended December 31, 2024 and 2023.

The fair value of stock options granted to employees and non-employees was estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2024	2023
Weighted-average expected volatility	74.32%-76.4%	65.86%-73.68%
Expected term (in years)	5.5-6.25	5.5-6.25
Risk-free interest rate	3.53%-4.59%	3.42%-4.67%
Expected dividend yield	0%	0%

9.   Income Taxes

For the years ended December 31, 2024 and 2023, the Company did not record a provision for federal or state income taxes as it has incurred cumulative net operating losses since inception.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Federal income tax (benefit) at statutory rate	21.00%	21.00%
Permanent differences	(0.07)	(0.12)
Federal research and development credits and adjustments	5.43	3.44
State income tax, net of federal benefit	6.34	6.25
Stock compensation	(1.76)	(1.61)
Other	(0.39)	0.05
Change in valuation allowance	(30.55)	(29.01)
Effective income tax rate	—%	—%

The Company’s deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$93,650	$85,734
Tax credit carryforwards	19,719	14,576
Capitalized research and development	31,719	16,927
Capitalized licenses	3,714	4,041
Capitalized legal expenses	816	918
Lease liability	1,442	90
Other differences	3,846	2,587
Total gross deferred tax assets	154,906	124,873
Less valuation allowance	(153,529)	(124,774)
Net deferred tax assets	1,377	99
Deferred tax liabilities
ROU asset	(1,377)	(99)
Net deferred taxes	$—	$—

For taxable years beginning after December 31, 2021, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to the Internal Revenue Code of 1986, as amended (“IRC”) Section 174. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 increased to approximately $31.7 million for the year ended December 31, 2024, and $16.9 million for the year ended December 31, 2023.

The Company recorded an increase to the valuation allowance of $28.8 million during the year ended December 31, 2024 due primarily to the federal and state net operating losses and tax credits generated in the current year. The Company recorded an increase to the valuation allowance of $21.1 million during the year ended December 31, 2023, which was also primarily due to the federal and state net operating losses, and tax credits generated.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses and expectation of future losses, the deferred tax assets were fully offset by a valuation allowance at December 31, 2024 and 2023.

As of December 31, 2024, the Company had approximately $340.8 million of federal and $349.5 million of state net operating loss respectively, which may be available to offset future taxable income, if any, of which $150.6 million of federal and $349.5 million of state carryforwards will expire at various dates from 2028 through 2044. Additionally, $190.2 million of federal net operating loss carryforwards will carry forward indefinitely. The Company had $16.4 million of federal and $4.2 million of state tax credit carryforwards available to reduce future tax liabilities as of December 31, 2024, which will expire at varying times through the year 2044.

The IRC provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the IRC) that could limit the Company’s ability to utilize these carryforwards. The Company has completed a study through December 31, 2022 to assess whether an ownership change under Section 382 of the IRC has occurred and as a result the Astria federal and state net operating loss and research and development credit carryforwards are significantly limited for use. Accordingly, the Company’s ability to utilize the aforementioned carryforwards are limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company will not be able to take full advantage of all of its current carryforwards for federal or state income tax purposes.

As of December 31, 2024 and 2023, the Company did not have any significant unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. The Company has not had any accrued interest or penalties related to uncertain tax positions.

The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2021 through December 31, 2024. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period.

10.   Defined Contribution Benefit Plan

The Company offers a defined-contribution savings plan under Section 401(k) of the IRC., in which substantially all of its employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. In 2023, the Company matched 100% of an employee’s 401(k) contributions up to $4,000. Beginning on January 1, 2024, the Company matched the higher of: 100% of an employee’s 401(k) contributions up to $4,000 or 50% of an employee’s 401(k) contributions up to a maximum of 5% of the participant’s salary, subject to employer match limitations under the IRC. The Company provided $0.4 million and $0.2 million in matching contributions during the years ended December 31, 2024 and 2023, respectively.

11.   Segment Reporting

The Company operates and manages its business as one reportable segment and one operating segment focused on the discovery, development and commercialization of novel therapeutics for allergic and immunological diseases. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

The CODM uses consolidated net loss to evaluate the Company’s spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

Factors used in determining the reportable segment include the nature of the Company’s operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 2, “Summary of Significant Accounting Policies”.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Year Ended December 31,
	2024	2023
Expenses[1]:
Research and development:
Navenibart	$32,401	$24,186
STAR-0310	15,497	677
Employee expenses	14,415	9,859
General and administrative:
Program support[2]	1,021	476
Employee expenses	11,575	9,128
Stock-based compensation expense	12,907	6,313
Consulting and professional services expenses	17,952	9,382
Other segment expenses[3]	5,790	7,810
Acquired in-process research and development[4]	—	15,199
Other income, net[5]	(17,298)	(10,139)
Segment net loss	$94,260	$72,891

(1) The significant expense categories and amounts align with segment level information that is regularly provided to the CODM.

(2) General and administrative program support expense includes commercial costs incurred in support of navenibart and STAR-0310, and patient advocacy costs incurred in support of navenibart and STAR-0310.

(3) Other segment expense includes: costs incurred in support of overall research and development activities and non-specific programs, facilities expense, office expense, insurance expense and depreciation and amortization.

(4) Acquired in-process research and development includes expense associated with entering into a license agreement as discussed in Note 1, “Organization and Operations”.

(5) Other income, net, consists primarily of interest income on investments, as further described in Note 4, “Short-Term Investments”. For the years ended December 31, 2024 and 2023, the Company recognized interest income of $17.4 million and $10.2 million, respectively.

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

Astria Therapeutics, Inc.

Date: March 11, 2025	By:	/s/ Jill C. Milne
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

Signature	Title	Date

/s/ Jill C. Milne	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025
Jill C. Milne

/s/ Noah Clauser	Chief Financial Officer and Treasurer	March 11, 2025
Noah Clauser	(Principal Financial Officer, Principal Accounting Officer)

/s/ Kenneth Bate
Kenneth Bate	Chairman	March 11, 2025

/s/ Sunil Agarwal
Sunil Agarwal	Director	March 11, 2025

/s/ Joanne Beck
Joanne Beck	Director	March 11, 2025

/s/ Frederick C. Callori
Frederick C. Callori	Director	March 11, 2025

/s/ Hugh Cole
Hugh Cole	Director	March 11, 2025

/s/ Michael Kishbauch
Michael Kishbauch	Director	March 11, 2025

/s/ Gregg Lapointe
Gregg Lapointe	Director	March 11, 2025

/s/ Jonathan Violin
Jonathan Violin	Director	March 11, 2025