Form 10-Q
period 2025-03-31
Astria Therapeutics, Inc.
filed 2025-05-13
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2025, there were 56,434,219 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	5
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024	6
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2025 and 2024	8
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4.	Controls and Procedures	30
PART II. OTHER INFORMATION		31
Item 1A.	Risk Factors	31
Item 5.	Other Information	32
Item 6.	Exhibits	33

SIGNATURES		34

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

These forward-looking statements include, among other things, statements about:

●	our expectations regarding the potential significance of the results from the Phase 1a clinical trial and ALPHA-STAR Phase 1b/2 clinical trial of navenibart;
●	our expectations regarding the timing of disclosure of initial safety and efficacy data from the ALPHA-SOLAR trial of navenibart;
●	our expectations regarding the timing, nature, goals and results of the ALPHA-ORBIT Phase 3 clinical trial of navenibart, including the expected timing of release of topline results from such trial, and that favorable results from such trial and the ORBIT-EXPANSE long-term trial could support registration of navenibart as a potential treatment for hereditary angioedema, or HAE;
●	our expectations regarding development and clinical testing of any drug device combination for dosing of navenibart;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of navenibart as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of navenibart to be a best-in-class, market-leading and patient-friendly treatment for HAE, and our vision for navenibart to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE;
●	the HAE treatment landscape, the product profile of existing HAE therapies and HAE therapies under development, and the estimated size and anticipated growth of the global HAE market;
●	our expectations to continue to use third-party contract manufacturers to meet our nonclinical, clinical and commercial needs for navenibart, STAR-0310, and any other development candidate and statements regarding having adequate clinical and commercial supply of navenibart, any drug device combination of navenibart and STAR-0310;
●	the potential therapeutic benefits and potential attributes of STAR-0310 and our plans to develop STAR-0310 as a treatment for atopic dermatitis, or AD;
●	our expectations about the anticipated timing of early proof-of-concept data from the Phase 1a clinical trial of STAR-0310;
●	our expectations about the plans and potential design of a STAR-0310 proof-of-concept trial in AD patients;
●	the potential commercial opportunity for STAR-0310 in AD and the likelihood that it can effectively compete in AD, assuming it is approved;
●	the estimated size and anticipated growth of the AD market and the need for treatments for AD;

●	the potential to pursue the development of STAR-0310 in additional indications;
●	our goals and visions for the STAR-0310 program;
●	our expectations regarding our ability to expand our pipeline;
●	the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our facilities plans and capacity;
●	our management and mitigation of cybersecurity risks;
●	our estimates regarding our cash runway, expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in the “Risk Factors” section in this Quarterly Report on Form 10-Q as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, particularly in the sections entitled “Summary of the Material Risks Associated with Our Business” and “Risk Factors” therein, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Astria Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$54,385	$59,820
Short-term investments	240,679	268,312
Prepaid expenses and other current assets	7,904	6,511
Total current assets	302,968	334,643
Right-of-use asset	4,833	5,114
Other assets	2,586	2,606
Total assets	$310,387	$342,363
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,695	$4,320
Accrued expenses	12,339	13,427
Current portion of operating lease liabilities	1,392	1,384
Total current liabilities	17,426	19,131
Long-term portion of operating lease liabilities	3,671	3,969
Total liabilities	21,097	23,100
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued or outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,107 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	95,324	95,324
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 56,434,219 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	57	57
Additional paid-in capital	902,352	898,513
Accumulated other comprehensive gain	60	163
Accumulated deficit	(708,503)	(674,794)
Total stockholders’ equity	289,290	319,263
Total liabilities and stockholders’ equity	$310,387	$342,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$27,786	$15,726
General and administrative	9,209	8,424
Total operating expenses	36,995	24,150
Loss from operations	(36,995)	(24,150)
Other income (expense):
Interest and investment income	3,346	4,241
Other expense, net	(60)	(19)
Total other income, net	3,286	4,222
Net loss	(33,709)	(19,928)
Net loss per share attributable to common shareholders - basic and diluted	$(0.58)	$(0.38)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	58,005,312	52,294,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(33,709)	$(19,928)
Other comprehensive gain:
Unrealized loss on short-term investments, net of tax of $0	(103)	(14)
Total other comprehensive loss:	(103)	(14)
Comprehensive loss	$(33,812)	$(19,942)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	gain (loss)	equity
Balance at December 31, 2024	31,107	$95,324	56,434,219	$57	$898,513	$(674,794)	$163	$319,263
Stock-based compensation expense	—	—	—	—	3,839	—	—	3,839
Unrealized loss on short-term investments	—	—	—	—	—	—	(103)	(103)
Net loss	—	—	—	—	—	(33,709)	—	(33,709)
Balance at March 31, 2025	31,107	$95,324	56,434,219	$57	$902,352	$(708,503)	$60	$289,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

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

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(33,709)	$(19,928)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	3,839	2,754
Right-of-use asset - operating lease	281	153
Accretion of discount/premium on investment securities	(1,053)	(678)
Other non-cash items	20	13
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,393)	(930)
Lease liability - operating lease	(290)	(161)
Accounts payable	(625)	(651)
Accrued expenses	(1,088)	334
Net cash used in operating activities	(34,018)	(19,094)
Investing activities
Purchases of short-term investments	(751,417)	(1,049,231)
Sales and maturities of short-term investments	780,000	923,000
Net cash provided by (used in) investing activities	28,583	(126,231)
Financing activities
Proceeds from public offering, net of underwriting discounts and issuance costs	—	117,172
Proceeds from at-the-market offering, net of issuance costs	—	20,002
Proceeds from exercise of stock options and warrants	—	4,633
Net cash provided by financing activities	—	141,807
Net decrease in cash, cash equivalents and restricted cash	(5,435)	(3,518)
Cash, cash equivalents and restricted cash, beginning of period	59,820	175,693
Cash, cash equivalents and restricted cash, end of period	$54,385	$172,175
Supplemental disclosure of non-cash transactions:
Public offering issuance costs in accounts payable and accrued expenses	$—	$280

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

The Company

Astria Therapeutics, Inc. (the “Company”), is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for allergic and immunologic diseases. The Company’s lead product candidate is navenibart, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema (“HAE”), a rare, debilitating and potentially life-threatening disease. The Company’s second product candidate is STAR-0310, a monoclonal antibody OX40 antagonist that is in clinical development for the treatment of atopic dermatitis (“AD”), an immune disorder associated with loss of skin barrier function and itching. The Company was incorporated in the State of Delaware on June 26, 2008.

Liquidity

In June 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company could issue and sell shares of common stock under an at-the-market offering program (the “2021 ATM Program”), which was completed in the first quarter of 2024. In March 2024, the Company entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which the Company is able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program (the “2024 ATM Program” and collectively with the 2021 ATM Program, the “ATM Programs”). The Company pays Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. There was no activity in the ATM Programs in the three months ended March 31, 2025. In the three months ended March 31, 2024, the Company sold an aggregate of 2,945,806 shares of common stock under the 2021 ATM Program for gross proceeds of $20.6 million and net proceeds of $20.0 million.

As of March 31, 2025, the Company had an accumulated deficit of $708.5 million and had available cash, cash equivalents and short-term investments of $295.1 million. The Company estimates its existing cash, cash equivalents, and short-term investments are sufficient to sustain operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements.

The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities. There can be no assurance that the Company will be able to obtain additional debt, equity, or other financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Astria Securities Corporation and Quellis Biosciences, LLC, successor in interest to Quellis Biosciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results could differ from such estimates.

The Company utilizes certain estimates to record expenses relating to research and development contracts and the valuation of stock-based awards and warrants. The contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from service providers.

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

The following common stock equivalents, including Series X Preferred Stock shown as common stock equivalents, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options	10,857,018	6,052,298
Common stock warrants	6,796,280	6,796,280
Series X Preferred Stock	5,184,591	5,184,591
	22,837,889	18,033,169

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment, focused on the discovery, development and commercialization of novel therapeutics for allergic and immunologic diseases. The Company operates in one geographic segment. Segment information is further described in Note 11, “Segment Reporting”.

Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statement of cash flows is as follows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$54,385	$172,012
Restricted cash	—	163
Total	$54,385	$172,175

Preferred Stock Discount

In February 2021, the Company issued Series X Preferred Stock in a private placement transaction. It was determined that this transaction resulted in recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid-in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon the stockholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of March 31, 2025, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

Recent Accounting Pronouncements - Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. ASU 2023 - 09 applies to disclosure requirements only, and the Company will provide required annual disclosures as part of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.

Recent Accounting Pronouncements – Not Yet Adopted

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2024 Annual Report on Form 10-K, and there were no significant changes to such policies in the three months ended March 31, 2025 that had a material impact on the Company’s results of operations or financial position.

3.Fair Value Measurements

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and short-term investments as of March 31, 2025 and December 31, 2024.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of March 31, 2025
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$26,241	$—	$—	$26,241
Short-term investments:
Treasury notes	109,365	—	—	109,365
Reverse repurchase agreements	—	90,000	—	90,000
Treasury bills	39,161	—	—	39,161
Corporate debt securities	2,153	—	—	2,153
Total	$176,920	$90,000	$—	$266,920

	As of December 31, 2024
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$30,610	$—	$—	$30,610
Short-term investments:
Treasury notes	129,197	—	—	129,197
Reverse repurchase agreements	—	100,000	—	100,000
Treasury bills	39,115	—	—	39,115
Total	$198,922	$100,000	$—	$298,922

There were no changes to the valuation methods used or transfers between Level 1, Level 2, and Level 3 during the three months ended March 31, 2025 and 2024.

4.Short-Term Investments

The following tables summarize short-term investments (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
March 31, 2025
Treasury notes	$109,318	$49	$(2)	$109,365
Reverse repurchase agreements	90,000	—	—	90,000
Treasury bills	39,147	16	(2)	39,161
Corporate debt securities	2,154	—	(1)	2,153
Total	$240,619	$65	$(5)	$240,679

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2024
Treasury notes	$129,064	$136	$(3)	$129,197
Reverse repurchase agreements	100,000	—	—	100,000
Treasury bills	39,085	31	(1)	39,115
Total	$268,149	$167	$(4)	$268,312

The contractual maturities of all short-term investments held at March 31, 2025 and December 31, 2024 were one year or less. There were five short-term investments in an unrealized loss position with an aggregate value of $22.0 million as of March 31, 2025 and two short-term investments in an unrealized loss position at December 31, 2024 with an aggregate value of $9.8 million. There were no short-term investments in an other than temporary unrealized loss position as of March 31, 2025 and December 31, 2024.

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

Unrealized losses on short-term investments presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its short-term investments as of March 31, 2025 and December 31, 2024.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated statements of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds in the three months ended March 31, 2025 and 2024 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued contracted costs	$8,189	$6,187
Accrued professional fees	1,960	1,963
Accrued compensation	1,937	5,084
Accrued other	253	193
Total	$12,339	$13,427

6.Leases

On January 3, 2024, the Company entered into a sublease agreement (the “Sublease”) with Duck Creek Technologies LLC to occupy 30,110 square feet of office space in Boston, Massachusetts to replace its existing office space. The Sublease commenced on June 1, 2024 and will end on November 30, 2028 (or on such earlier date as the term may cease or expire as set forth in the Sublease). The Company concluded that the Sublease was an operating lease and recognized a lease liability and right-of-use (“ROU”) asset of approximately $5.8 million at the inception of the Sublease. The lease liability represents the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments. The Sublease is secured by a security deposit of $0.4 million. As of March 31, 2025, the remaining lease term of the Sublease was 3.7 years.

As of March 31, 2025, minimum lease payments under the Company’s operating leases are summarized as follows (in thousands):

Year Ending December 31,	Amount
2025	1,055
2026	1,608
2027	1,640
2028	1,531
Total lease payments	$5,834
Less: imputed interest	(771)
Total operating lease liabilities	$5,063

Rent expense was $0.4 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Lease payments were $0.4 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

7.Commitments

License and Research Agreements

On October 4, 2023, the Company entered into a license agreement (the “Ichnos License Agreement”) with Ichnos Sciences SA and Ichnos Sciences Inc. (collectively, “Ichnos”) pursuant to which Ichnos granted to the Company an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by the Company as STAR-0310 (collectively, the “Licensed Compounds”). The Company agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product that contains or comprises a Licensed Compound (a “Licensed Product”) in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan.

Under the terms of the Ichnos License Agreement, the Company paid Ichnos a one-time upfront license fee of $15.0 million in October 2023. The Company is obligated to pay Ichnos up to $305.0 million in milestone payments, consisting of up to $20.0 million upon the achievement of certain development milestones, up to $70.0 million upon the achievement of certain regulatory milestones and up to $215.0 million upon the achievement of certain commercial milestones, in each case in up to three indications with respect to the first applicable Licensed Product to achieve such milestone events. The specified clinical milestones related to the Phase 1a clinical trial of STAR-0310 were met and the Company paid the related $2.0 million of milestone payments during the three months ended March 31, 2025. There were no milestones met under the Ichnos License Agreement during the three months ended March 31, 2024. The Company is also obligated to pay Ichnos tiered royalties ranging from a mid-single-digit percentage to a low-double-digit percentage on aggregate annual net sales of all Licensed Products. The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of: (i) the expiration of the last valid claim covering the composition of matter of such Licensed Product in such country; (ii) the expiration of the last regulatory exclusivity with respect to such Licensed Product in such country; and (iii) twelve years following the first commercial sale of such Licensed Product in such country. The royalty rate is subject to reduction on a Licensed Product-by-Licensed Product and country-by-country basis under certain circumstances.

The Company is also party to a research services agreement which covers navenibart under which the Company may be required to pay up to $2.2 million upon the achievement of certain clinical milestones, up to $5.4 million upon the achievement of certain regulatory milestones and up to $6.5 million upon the achievement of certain commercial milestones. The specified clinical milestones related to the ALPHA-ORBIT Phase 3 clinical trial of navenibart were met during the three months ended March 31, 2025 and the Company paid the related $2.2 million of milestone payments in April 2025. There were no milestones met under the research services agreement during the three months ended March 31, 2024.

8.Stockholders’ Equity

Preferred Stock

Under the Company’s restated certificate of incorporation, as amended, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of March 31, 2025, the Company had 31,107 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,184,591.

Common Stock

As of March 31, 2025, the Company had 150,000,000 shares of common stock authorized for issuance, $0.001 par value per share, with 56,434,219 shares issued and outstanding. The voting, dividend and liquidation rights of holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding preferred stock.

Outstanding Warrants

The following table presents information about warrants that are issued and outstanding at March 31, 2025:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2023 (1)	Common Stock	6,796,280	$8.03	10/16/2028
Total		6,796,280
Weighted average exercise price			$8.03
Weighted average life in years				3.55

(1) 1,571,093 pre-funded warrants were issued in 2023 with an exercise price of $0.001 per share and are exercisable until all pre-funded warrants are exercised in full. 1,571,093 pre-funded warrants were outstanding as of March 31, 2025 and are not included in the table above.

9.Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	March 31,	December 31,
	2025	2024
Options outstanding to purchase common stock	10,857,018	6,850,889
Warrants for the purchase of common stock	8,367,373	8,367,373
Series X Preferred Stock	5,184,591	5,184,591
Reserved under the 2015 Second Amended and Restated Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	4,842,752	8,849,170
Reserved under the employee stock purchase plan	55,216	49,139
Total	29,306,950	29,301,162

10.Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2024	6,850,889	$13.75	8.31	$2,946
Granted	4,056,600	$6.63
Cancelled or forfeited	(50,182)	$10.14
Expired	(289)	$650.85
Outstanding at March 31, 2025	10,857,018	$11.09	8.76	$391
Vested and exercisable at March 31, 2025	3,057,331	$14.91	7.28	$281
Vested and expected to vest at March 31, 2025	10,857,018	$11.09	8.76	$391

There were no options exercised in the three months ended March 31, 2025. The intrinsic value of stock options exercised in the three months ended March 31, 2024 was $0.1 million. The total grant date fair value of stock options vested for the three months ended March 31, 2025 and 2024 was $8.3 million and $3.2 million, respectively. The weighted-average grant date fair value per share of options granted for the three months ended March 31, 2025 and 2024 was $4.64 and $10.40, respectively.

At March 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $47.8 million. The Company expects to recognize that cost over a weighted-average period of approximately 3.1 years.

Stock-Based Compensation Expense

During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$2,537	$2,050
Research and development	1,302	704
Total	$3,839	$2,754

No related tax benefits were recognized during the three months ended March 31, 2025 and 2024.

11.Segment Reporting

The Company operates and manages its business as one reportable segment and one operating segment focused on the discovery, development and commercialization of novel therapeutics for allergic and immunologic diseases. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended March 31,
	2025	2024
Expenses(1):
Research and development:
Navenibart	$11,829	$7,136
STAR-0310	7,436	2,975
Employee expenses	4,650	3,437
General and administrative:
Program support(2)	—	75
Employee expenses	3,524	2,862
Stock-based compensation expense	3,839	2,754
Consulting and professional services expenses	3,975	3,490
Other segment expenses(3)	1,742	1,421
Other income, net(4)	(3,286)	(4,222)
Segment net loss	$33,709	$19,928
(1)The significant expense categories and amounts align with segment level information that is regularly provided to the CODM.
(2)General and administrative program support expense includes pre-commercial costs incurred in support of navenibart and STAR-0310, and patient advocacy costs incurred in support of navenibart and STAR-0310.
(3)Other segment expense includes: costs incurred in support of overall research and development activities and non-specific programs, facilities expense, office expense, insurance expense and depreciation and amortization.
(4)Other income, net, consists primarily of interest income on investments, as further described in Note 4, “Short-Term Investments”. For the three months ended March 31, 2025 and 2024, the Company recognized interest income of $3.3 million and $4.2 million, respectively.

12.Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates and to identify matters that require additional disclosure. Subsequent events have been evaluated as required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q in addition to the sections entitled “Risk Factors” and “Summary of the Material Risks Associated with Our Business” in the 2024 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This section provides additional information regarding our business, current developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies and estimates that require significant judgement and have the most potential impact on our unaudited condensed consolidated financial statements. This discussion and analysis is intended to better allow investors to view our Company from management’s perspective.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for allergic and immunologic diseases. Our focus is to develop first-choice therapies that improve the health and outcomes of patients with allergic and immunologic diseases. Our lead product candidate is navenibart, a potential best-in-class monoclonal antibody inhibitor of plasma kallikrein in clinical development for the treatment of hereditary angioedema, or HAE, a rare, debilitating and potentially life-threatening disease. We believe that navenibart has the potential to be the market-leading and most patient-friendly chronic treatment option for HAE, based on proof-of-concept data in HAE patients and the existing HAE treatment landscape. Our second product candidate is STAR-0310, a monoclonal antibody OX40 antagonist that is in clinical development for the treatment of atopic dermatitis, or AD, an immune disorder associated with loss of skin barrier function and itching. We believe that with both of these programs, we are advancing a pipeline of products with meaningfully differentiated profiles based on validated mechanisms.

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

In February 2023, we initiated a Phase 1b/2 trial of navenibart called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE evaluated safety, tolerability, HAE attack rate reduction, pharmacokinetics, or PK, pharmacodynamics, and quality of life in patients three and six months after subcutaneous navenibart administration. We reported initial proof-of-concept data in HAE patients in March 2024. Target enrollment of 16 patients was achieved with all doses administered, and we reported final results from ALPHA-STAR target enrollment in December 2024, which were as follows:

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

Navenibart was generally well-tolerated with no serious treatment-emergent adverse events, or TEAEs, and no discontinuations. There were four non-severe and quickly resolved treatment-related TEAEs: one case of dizziness, one transient injection site reaction (rash), one case of injection site erythema and one case of injection site pruritus. There were no injection site reactions of pain.

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

Financial Overview

Our business is almost entirely dependent on the success of navenibart and STAR-0310. Navenibart is in clinical development and has only produced results in Phase 1a and Phase 1b/2 clinical testing and in preclinical and nonclinical settings. STAR-0310 entered into early clinical development in January 2025. Our net losses were $33.7 million and $19.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $708.5 million. We have not generated any product revenues and have financed our operations primarily through public offerings and private placements of our equity securities and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs.

As of March 31, 2025, we had $295.1 million in cash, cash equivalents and short-term investments, which we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of navenibart and STAR-0310, including (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long term trial and Phase 3 development and testing of drug device combinations for potential dosing of navenibart, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Advancing the development of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates will require a significant amount of capital, and our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidate. We will need to obtain substantial additional funding to complete the development and commercialization of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

Revenue

As of March 31, 2025, we have not generated any revenue from product sales.

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

The following table summarizes our research and development expenses by program (in thousands):

	Three Months Ended March 31,
	2025	2024
Navenibart	$11,829	$7,136
STAR-0310	7,436	2,975
Other programs	464	447
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	5,952	4,141
Consultants and professional expenses	1,730	757
Facilities	221	95
Other	154	175
Total costs not directly allocated to programs	8,057	5,168
Total research and development expenses	$27,786	$15,726

We expect to incur significant research and development expenses in the year ending December 31, 2025, and in future periods in connection with the clinical trials and other activities related to the development of navenibart and one or more drug device combinations for navenibart, and the preclinical studies, clinical trials and other activities related to the development of STAR-0310. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of navenibart, drug device combinations for navenibart, STAR-0310 and any future product candidates is highly uncertain and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from navenibart, STAR-0310 or any other future product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the completion of the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

●	establishing an appropriate safety profile with Investigational New Drug Application enabling toxicology studies;
●	successful design of, enrollment in, and completion of clinical trials;
●	feedback from the FDA and foreign regulatory authorities on planned trial designs, preclinical studies and manufacturing capabilities and plans;
●	changes in the FDA and foreign regulatory approval processes or perspectives that may delay or prevent the approval of new products;
●	receipt of marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	launching commercial sales, if we are able to obtain marketing approval, whether alone or in collaboration with others, and our ability to compete successfully with other products; and
●	maintaining a continued acceptable safety profile following approval.

A change in the outcome of any of these variables with respect to the development of navenibart, any drug device combinations for navenibart, STAR-0310 or any future product candidate, would significantly change the costs and timing associated with the development of that product candidate.

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

We anticipate that our general and administrative expenses will increase from their current levels as we continue to grow our company, develop navenibart, drug device combinations for navenibart and STAR-0310, and potentially expand our pipeline to include other product candidates.

Other Income (Expense)

Other income (expense) consists of interest and investment income earned on our cash, cash equivalents and short-term investments, net of amortization expense on short-term investments, and gains and losses related to foreign currency fluctuations.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the dollar change in those items (in thousands):

	Three Months Ended March 31,		Period-to-
	2025	2024	Period Change
Operating expenses:
Research and development	$27,786	$15,726	$12,060
General and administrative	9,209	8,424	785
Total operating expenses	36,995	24,150	12,845
Loss from operations	(36,995)	(24,150)	(12,845)
Other income, net	3,286	4,222	(936)
Net loss	$(33,709)	$(19,928)	$(13,781)

Research and Development Expenses

Research and development expenses increased by $12.1 million to $27.8 million for the three months ended March 31, 2025 from $15.7 million for the three months ended March 31, 2024, an increase of 77%. The increase in research and development expenses was attributable to:

●	a $4.7 million increase in navenibart expenses, partially due to a $2.2 million milestone payment obligation that was met as the result of the initiation of the ALPHA-ORBIT Phase 3 clinical trial in addition to expenses related to manufacturing and clinical trial start-up costs to support ALPHA-ORBIT,
●	a $4.5 million increase in STAR-0310 expenses, partially due to a $2.0 million milestone payment obligation that was met as the result of the initiation of the Phase 1a clinical trial of STAR-0310 in addition to manufacturing and clinical trial costs related to the STAR-0310 Phase 1a trial,
●	a $1.8 million increase in employee expenses, partially due to a $0.6 million increase in employee stock-based compensation expenses, and
●	a $1.1 million increase in consulting, professional services, and facilities expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million to $9.2 million for the three months ended March 31, 2025 from $8.4 million for the three months ended March 31, 2024, an increase of 9%. The increase in general and administrative expenses was attributable to a $1.2 million increase in employee expenses, primarily due to an increase in stock-based compensation expenses and company growth to support the advancement of our programs, in addition to a $0.2 million increase in general office and facilities expenses, partially offset by a $0.6 million decrease in professional services expenses.

Other Income, Net

Other income, net decreased by $0.9 million to $3.3 million for the three months ended March 31, 2025 from $4.2 million for the three months ended March 31, 2024, a decrease of 22%. The decrease was attributable to a decrease in interest-earning assets and lower yields on our interest-earning assets in the three months ended March 31, 2025.

Liquidity and Capital Resources

From our inception through March 31, 2025, we raised an aggregate of $839.2 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in February 2021 and registered offerings of our common stock, including our at-the-market offering programs.

As of March 31, 2025, we had $295.1 million in cash, cash equivalents and short-term investments which we expect will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of navenibart and STAR-0310, including (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long term trial and Phase 3 development and testing of drug device combinations for potential dosing of navenibart, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

Advancing the development of navenibart, drug device combinations for navenibart, STAR-0310 or any future product candidates will require a significant amount of capital and our existing cash, cash equivalents and short-term investments will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, drug device combinations for navenibart, STAR-0310 or any future product candidate. In addition, navenibart, STAR-0310 or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for years, if at all. Accordingly, we will need to obtain substantial additional funding to complete the development and commercialization of navenibart, drug device combinations for navenibart, STAR-0310 or any future product candidates, support our continuing operations, future clinical trials and the expansion of our pipeline. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. General economic conditions, both inside and outside the United States, including heightened inflation, the global trade environment, capital market instability and volatility, interest rate and currency rate fluctuations and economic slowdown or recession as well as pandemics, epidemics and geopolitical events, including civil or political unrest (such as the Ukraine-Russian war and the conflict in the Middle East), may have a significant impact on the availability of funding sources and the terms on which any funding may be available. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations. Although we will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

At-the-Market Offerings

In June 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we could issue and sell shares of common stock under an at-the-market offering program, or the 2021 ATM Program, which was completed in the first quarter of 2024. In March 2024, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we are able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program, which we refer to as the 2024 ATM Program, and, collectively with the 2021 ATM Program, as the ATM Programs. There was no activity in the ATM Programs in the three months ended March 31, 2025. In the three months ended March 31, 2024, we sold an aggregate of 2,945,806 shares of common stock under the 2021 ATM Program for gross proceeds of $20.6 million and net proceeds of $20.0 million.

Cash Flows

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(34,018)	$(19,094)
Net cash provided by (used in) investing activities	28,583	(126,231)
Net cash provided by financing activities	—	141,807
Net decrease in cash, cash equivalents and restricted cash	$(5,435)	$(3,518)

Net Cash Used in Operating Activities

Net cash used in operating activities was $34.0 million for the three months ended March 31, 2025 and consisted primarily of a net loss of $33.7 million in addition to a $3.4 million net increase in net assets partially offset by $3.1 million of total net non-cash items. The net increase in net assets consisted of an increase in prepaid expenses and other assets of $1.4 million, a decrease in accrued expenses of $1.1 million, a decrease in accounts payable of $0.6 million, and a decrease in lease liability of $0.3 million. Total net non-cash items consisted primarily of stock-based compensation expense of $3.8 million and a decrease to our right of use asset of $0.3 million, partially offset by accretion of the discount/premium on investment securities of $1.0 million.

Net cash used in operating activities was $19.1 million for the three months ended March 31, 2024 and consisted primarily of a net loss of $19.9 million adjusted for stock-based compensation expense of $2.8 million, accretion of the discount/premium on investment securities of $0.7 million, an adjustment to our right of use asset of $0.2 million, and a net increase in net assets of $1.5 million, which resulted primarily from an increase in prepaid expenses and long term deposits of $0.9 million, a decrease in accounts payable of $0.7 million, and a decrease in the lease liability of $0.2 million, partially offset by an increase in accrued expenses of $0.3 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $28.6 million for the three months ended March 31, 2025 and consisted of maturities of short-term investments of $780.0 million, partially offset by purchases of short-term investments of $751.4 million as the proceeds from maturities from short-term investments were reinvested. Net cash used in investing activities was $126.2 million for the three months ended March 31, 2024 and consisted of purchases of short-term investments of $1.0 billion, partially offset by maturities of short-term investments of $0.9 billion as the proceeds from maturities from short-term investments were reinvested.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2025. Net cash provided by financing activities was $141.8 million for the three months ended March 31, 2024, which was attributable to net proceeds of $117.2 million from an underwritten offering of 10,340,000 shares of our common stock, net proceeds of $20.0 million from the 2021 ATM Program and proceeds from exercises of stock options and warrants of $4.6 million.

Funding Requirements

Our primary uses of capital are for clinical costs, manufacturing costs for clinical materials, third-party preclinical and clinical research and development services, compensation and related expenses, legal and other regulatory expenses, and general overhead.

As of March 31, 2025, we had an accumulated deficit of $708.5 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. Our current operating plan includes the development of navenibart and STAR-0310, including (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long term trial and Phase 3 development and testing of drug device combinations for potential dosing of navenibart, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

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

Material Cash Requirements from Known Contractual Obligations

As of March 31, 2025, our material contractual obligations consisted of our sublease which commenced on June 1, 2024, pursuant to which we are required to make monthly payments of $0.1 million, effective September 1, 2024 until its expiration on November 30, 2028, in addition to payment obligations of $2.2 million if certain clinical milestones related to the ALPHA-ORBIT Phase 3 clinical trial of navenibart were met, and payment obligations of $2.0 million if certain clinical milestones related to the Phase 1a clinical trial of STAR-0310 were met. The specified certain clinical milestones related to the ALPHA-ORBIT Phase 3 clinical trial of navenibart were met during the three months ended March 31, 2025 and we paid the related $2.2 million of milestone payments in April 2025. The specified certain clinical milestones related to the Phase 1a clinical trial of STAR-0310 were met and we paid the related $2.0 million of milestone payments during the three months ended March 31, 2025. For information related to our future commitments relating to our sublease, research agreements and license agreements, see Note 6, “Leases” and Note 7, “Commitments”, of our condensed consolidated financial statements.

We enter into agreements in the normal course of business with CROs for clinical trials, with third-party manufacturers for clinical supplies and with vendors for preclinical research studies and other services and products for operating purposes. The contracts are cancelable at any time by us, generally upon 30 to 90 days’ prior written notice to the counterparty, and we believe that our non-cancelable obligations under these agreements are not material.

Our license agreement with Ichnos, which covers STAR-0310, includes potential milestone payments, tiered royalties and other obligations that are dependent upon the development of products using the intellectual property licensed under the agreement and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. We are also party to a research services agreement, which covers navenibart, that includes potential milestone payments contingent upon the achievement of regulatory or commercial milestones. The potential obligations in our license agreement and research service agreement are contingent upon future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements, see Note 7, “Commitments”, of our condensed consolidated financial statements and Note 1, “Nature of Business” in our 2024 Annual Report on Form 10-K.

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

As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, we implemented a new Enterprise Resource Planning (“ERP”) system, replacing our previous ERP system that had supported a significant portion of our transactional records and general ledger. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures to maintain appropriate internal control over financial reporting and will continue to evaluate the design and operating effectiveness of these controls.

Except as noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2025.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The risk factors under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, are hereby supplemented with the following additional risk factors:

Changes in U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

President Trump’s administration has imposed a series of tariffs on U.S. trading partners. On April 2, 2025, an executive order issued by the administration announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others). Earlier, the administration imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures including Canada and China who then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China. As of May 13, 2025, the 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which were a minimum of 145% until a 90-day suspension that reduced the tariff on Chinese imports to 30% while trade negotiations continue) and Canada and Mexico (which were 25% for goods that are not covered by the USMCA).

Separately, on April 16, 2025, the U.S. Department of Commerce, or the Commerce Department, announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report.

We are assessing the impact of the tariffs on our business and will continue to monitor these developments closely. We cannot yet predict the long-term effect of the recently imposed U.S. tariffs on our business, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions that would impact our business in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, or the results of the Section 232 investigation undertaken by the Commerce Department.

However, as a clinical stage development company that uses third-party contract manufacturers located outside the U.S., including in China, we do anticipate that the proposed tariffs will result in a marginal increase to our clinical manufacturing costs. The imposition of new tariffs or increases in existing tariffs on goods imported from countries where we or our suppliers operate could result in increased costs for raw materials, components, or finished goods. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact our business. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions, including the inability of our third-party contractors to obtain necessary raw materials for the manufacturing of drug substance or drug product for our product candidates, could also negatively impact our cost of materials and production processes, and potentially delay the development, testing, clinical trials and commercialization of our product candidates. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition or results of operations. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. If we are unable to mitigate these risks, our financial performance and growth prospects could be negatively affected.

Disruptions at the U.S. Food and Drug Administration, or FDA, and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could negatively impact our business.

The FDA plays an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including Investigational New Drug Applications, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

The recent loss of FDA leadership and personnel, and the planned reorganization of the FDA, could lead to disruptions and delays in FDA guidance, and the review and approval of our product candidates. Pursuant to an executive order issued by President Trump, the Secretary of the Department of Health and Human Services, or HHS, which includes the FDA, announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across HHS and thousands of employees at the FDA were fired in April 2025. Additional budget cuts are anticipated across HHS and FDA for the 2026 federal fiscal year. For example, we have been informed by the FDA that they would be delayed in providing guidance to us on certain navenibart Phase 3 trial documentation as a result of limited resources and the FDA team’s extensive workloads. Although we do not expect this delay in guidance to have an adverse impact on our overall timelines or costs, there can be no assurance that additional disruptions or delays would not adversely impact our development timelines.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is substantial uncertainty as to how regulatory reform measures being implemented by the Trump administration across the government will impact the FDA. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 21, 2025. In addition, as described below, U.S. government shutdowns have previously impacted the FDA’s activities. Accordingly, if any of the foregoing developments or other developments impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, our business would be negatively impacted.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the U.S. Securities and Exchange Commission, or SEC, U.S. Patent and Trademark Office, and the Centers for Medicare & Medicaid Services, on which our operations rely. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs that impacts any of the regulatory agencies upon which our business relies, it could significantly impact our business and, with respect to the SEC, our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the first quarter of 2025.

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

Astria Therapeutics, Inc.

Date: May 13, 2025	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)