Form 10-Q
period 2025-06-30
Astria Therapeutics, Inc.
filed 2025-08-12
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2025, there were 56,434,894 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	5
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024	6
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2024	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2025 and 2024 and the three months ended June 30, 2025 and 2024	8
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4.	Controls and Procedures	31
PART II. OTHER INFORMATION		33
Item 1A.	Risk Factors	33
Item 5.	Other Information	36
Item 6.	Exhibits	37

SIGNATURES		38

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

These forward-looking statements include, among other things, statements about:

●	our expectations regarding the potential significance of the results from the Phase 1a clinical trial, ALPHA-STAR Phase 1b/2 clinical trial and ALPHA–SOLAR trial of navenibart;
●	our expectations regarding the timing, nature, goals and results of the ALPHA-ORBIT Phase 3 clinical trial of navenibart, including the expected timing of release of topline results from such trial, and that favorable results from such trial and the ORBIT-EXPANSE long-term trial could support registration of navenibart as a potential treatment for hereditary angioedema, or HAE;
●	our expectations regarding development and clinical testing of any drug device combination for dosing of navenibart;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of navenibart as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of navenibart to be a best-in-class, market-leading and patient-friendly treatment for HAE, and our vision for navenibart to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE;
●	the HAE treatment landscape, the product profile of existing HAE therapies and HAE therapies under development, and the estimated size and anticipated growth of the global HAE market;
●	our expectations to continue to use third-party contract manufacturers to meet our nonclinical, clinical and commercial needs for navenibart, STAR-0310, and any other development candidate and statements regarding having adequate clinical and commercial supply of navenibart, any drug device combination of navenibart and STAR-0310;
●	the potential therapeutic benefits and potential attributes of STAR-0310 and our plans to develop STAR-0310 as a treatment for atopic dermatitis, or AD;
●	our expectations about the anticipated timing of early proof-of-concept data from the Phase 1a clinical trial of STAR-0310;
●	our expectations about the plans and potential design of a STAR-0310 proof-of-concept trial in AD patients;
●	the potential commercial opportunity for STAR-0310 in AD and the likelihood that it can effectively compete in AD, assuming it is approved;
●	the estimated size and anticipated growth of the AD market and the need for treatments for AD;
●	the potential to pursue the development of STAR-0310 in additional indications;
●	our goals and visions for the STAR-0310 program;

●	our expectations regarding our ability to expand our pipeline;
●	our plans for and the potential costs, benefits and outcomes of our existing license agreement with Kaken Pharmaceutical Co., Ltd., and the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our facilities plans and capacity;
●	our management and mitigation of cybersecurity risks;
●	our estimates regarding our cash runway, expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and any subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Summary of the Material Risks Associated with Our Business” and “Risk Factors” therein, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Astria Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$76,319	$59,820
Short-term investments	182,859	268,312
Prepaid expenses and other current assets	9,408	6,511
Total current assets	268,586	334,643
Right-of-use asset	4,546	5,114
Other assets	8,792	2,606
Total assets	$281,924	$342,363
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$738	$4,320
Accrued expenses	15,907	13,427
Current portion of operating lease liabilities	1,399	1,384
Total current liabilities	18,044	19,131
Long-term portion of operating lease liabilities	3,367	3,969
Total liabilities	21,411	23,100
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued or outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,107 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	95,324	95,324
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 56,434,219 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	57	57
Additional paid-in capital	906,703	898,513
Accumulated other comprehensive (loss) gain	(16)	163
Accumulated deficit	(741,555)	(674,794)
Total stockholders’ equity	260,513	319,263
Total liabilities and stockholders’ equity	$281,924	$342,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$25,945	$20,709	$53,731	$36,435
General and administrative	9,875	8,094	19,084	16,518
Total operating expenses	35,820	28,803	72,815	52,953
Loss from operations	(35,820)	(28,803)	(72,815)	(52,953)
Other income (expense):
Interest and investment income	2,889	4,647	6,235	8,888
Other expense, net	(121)	(16)	(181)	(35)
Total other income, net	2,768	4,631	6,054	8,853
Net loss	(33,052)	(24,172)	(66,761)	(44,100)
Net loss per share attributable to common shareholders - basic and diluted	$(0.57)	$(0.43)	$(1.15)	$(0.81)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	58,005,312	56,485,962	58,005,312	54,390,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(33,052)	$(24,172)	$(66,761)	$(44,100)
Other comprehensive loss:
Unrealized loss on short-term investments, net of tax of $0	(76)	(31)	(179)	(45)
Total other comprehensive loss:	(76)	(31)	(179)	(45)
Comprehensive loss	$(33,128)	$(24,203)	$(66,940)	$(44,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	gain (loss)	equity
Balance at December 31, 2024	31,107	$95,324	56,434,219	$57	$898,513	$(674,794)	$163	$319,263
Stock-based compensation expense	—	—	—	—	3,839	—	—	3,839
Unrealized loss on short-term investments	—	—	—	—	—	—	(103)	(103)
Net loss	—	—	—	—	—	(33,709)	—	(33,709)
Balance at March 31, 2025	31,107	95,324	56,434,219	57	902,352	(708,503)	60	289,290
Stock-based compensation expense	—	—	—	—	4,351	—	—	4,351
Unrealized loss on short-term investments	—	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	—	(33,052)	—	(33,052)
Balance at June 30, 2025	31,107	$95,324	56,434,219	$57	$906,703	$(741,555)	$(16)	$260,513

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

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(66,761)	$(44,100)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	8,190	6,205
Right-of-use asset - operating lease	568	401
Amortization (accretion) of premium (discount) on investment securities	(1,891)	(2,507)
Other non-cash items	88	31
Changes in assets and liabilities:
Prepaid expenses and other assets	(8,581)	476
Operating lease liabilities	(587)	(293)
Accounts payable	(3,582)	828
Accrued expenses	2,480	3,074
Net cash used in operating activities	(70,076)	(35,885)
Investing activities
Purchases of short-term investments	(1,339,835)	(2,437,029)
Sales and maturities of short-term investments	1,427,000	2,243,000
Purchases of property and equipment	(590)	(305)
Net cash provided by (used in) investing activities	86,575	(194,334)
Financing activities
Proceeds from public offering, net of underwriting discounts and issuance costs	—	117,172
Proceeds from at-the-market offering, net of issuance costs	—	20,002
Proceeds from exercise of stock options and warrants	—	4,727
Net cash provided by financing activities	—	141,901
Net increase (decrease) in cash, cash equivalents and restricted cash	16,499	(88,318)
Cash, cash equivalents and restricted cash, beginning of period	59,820	175,693
Cash, cash equivalents and restricted cash, end of period	$76,319	$87,375
Supplemental disclosure of non-cash transactions:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$5,753
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$199

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

Liquidity

In June 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company could issue and sell shares of common stock under an at-the-market offering program (the “2021 ATM Program”), which was completed in the first quarter of 2024. In March 2024, the Company entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which the Company is able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program (the “2024 ATM Program” and collectively with the 2021 ATM Program, the “ATM Programs”). The Company pays Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. There was no activity in the 2024 ATM Program during the six months ended June 30, 2025 and 2024. During the six months ended June 30, 2024, the Company sold an aggregate of 2,945,806 shares of common stock under the 2021 ATM Program for gross proceeds of $20.6 million and net proceeds of $20.0 million.

As of June 30, 2025, the Company had an accumulated deficit of $741.6 million and had available cash, cash equivalents and short-term investments of $259.2 million. The Company estimates its existing cash, cash equivalents, and short-term investments are sufficient to sustain operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), and there were no changes to such policies during the three and six months ended June 30, 2025 that had a material impact on the Company’s results of operations or financial position.

The accompanying financial statements and the related disclosures are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted from this report. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2024 and the notes thereto included in the 2024 Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any future period.

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

The Company utilizes certain estimates to record expenses relating to research and development contracts and the valuation of stock-based awards. The contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from service providers.

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

The following common stock equivalents, including Series X Preferred Stock shown as common stock equivalents, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2025	2024
Stock options	11,225,811	6,234,537
Common stock warrants	6,796,280	6,796,280
Series X Preferred Stock	5,184,591	5,184,591
	23,206,682	18,215,408

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations and manages its business in one operating segment, focused on the discovery, development and commercialization of novel therapeutics for allergic and immunologic diseases. The Company operates in one geographic segment. Segment information is further described in Note 11, “Segment Reporting”.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated balance sheets and condensed consolidated statements of cash flows are reconciled as follows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$76,319	$87,212
Restricted cash	—	163
Total	$76,319	$87,375

Preferred Stock Discount

In February 2021, the Company issued Series X Preferred Stock in a private placement transaction. The Company determined this transaction resulted in the recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid-in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon the stockholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of June 30, 2025, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

Recently Enacted Tax Legislation

The One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States on July 4, 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, revisions to the international tax framework and the of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. The Company is currently evaluating the legislation’s impact on its consolidated financial statements.

Recent Accounting Pronouncements - Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. ASU 2023-09 applies to disclosure requirements only, and the Company will provide required annual disclosures as part of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.

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

3.Fair Value Measurements

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and short-term investments as of June 30, 2025 and December 31, 2024.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of June 30, 2025
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$35,772	$—	$—	$35,772
Reverse repurchase agreements	—	8,000	—	8,000
Short-term investments:
Reverse repurchase agreements	—	68,000	—	68,000
Treasury notes	64,685	—	—	64,685
Treasury bills	41,984	—	—	41,984
Corporate debt securities	8,190	—	—	8,190
Total	$150,631	$76,000	$—	$226,631

	As of December 31, 2024
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$30,610	$—	$—	$30,610
Short-term investments:
Treasury notes	129,197	—	—	129,197
Reverse repurchase agreements	—	100,000	—	100,000
Treasury bills	39,115	—	—	39,115
Total	$198,922	$100,000	$—	$298,922

There were no changes to the valuation methods used or transfers between Level 1, Level 2, and Level 3 during the three and six months ended June 30, 2025 and 2024.

4.Short-Term Investments

The following tables summarize short-term investments (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
June 30, 2025
Reverse repurchase agreements	$68,000	$—	$—	$68,000
Treasury notes	64,690	7	(12)	64,685
Treasury bills	41,994	1	(11)	41,984
Corporate debt securities	8,191	—	(1)	8,190
Total	$182,875	$8	$(24)	$182,859

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2024
Treasury notes	$129,064	$136	$(3)	$129,197
Reverse repurchase agreements	100,000	—	—	100,000
Treasury bills	39,085	31	(1)	39,115
Total	$268,149	$167	$(4)	$268,312

The contractual maturities of all short-term investments held at June 30, 2025 and December 31, 2024 were one year or less. There were twenty-three short-term investments in an unrealized loss position with an aggregate value of $79.9 million as of June 30, 2025 and two short-term investments in an unrealized loss position at December 31, 2024 with an aggregate value of $9.8 million. There were no short-term investments in an other than temporary unrealized loss position as of June 30, 2025 and December 31, 2024.

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

Unrealized losses on short-term investments presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its short-term investments as of June 30, 2025 and December 31, 2024.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated statements of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds during the three and six months ended June 30, 2025 and 2024 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued contracted costs	$10,507	$6,187
Accrued compensation	3,309	5,084
Accrued professional fees	1,937	1,963
Accrued other	154	193
Total	$15,907	$13,427

6.Leases

In January 2024, the Company entered into a sublease agreement (the “Sublease”) with Duck Creek Technologies LLC to occupy 30,110 square feet of office space in Boston, Massachusetts to replace its existing office space. The Sublease commenced on June 1, 2024 and will end on November 30, 2028 (or on such earlier date as the term may cease or expire as set forth in the Sublease). The Company concluded that the Sublease was an operating lease and recognized a lease liability and right-of-use (“ROU”) asset of approximately $5.8 million at the inception of the Sublease. The lease liability represents the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments. The Sublease is secured by a security deposit of $0.4 million. As of June 30, 2025, the remaining lease term of the Sublease was 3.4 years.

As of June 30, 2025, minimum lease payments under the Company’s operating leases are summarized as follows (in thousands):

Year Ending December 31,	Amount
2025	663
2026	1,608
2027	1,640
2028	1,531
Total lease payments	$5,442
Less: imputed interest	(676)
Total operating lease liabilities	$4,766

Rent expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively. Lease payments were $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

7.Commitments

License and Research Agreements

In October 2023, the Company entered into a license agreement (the “Ichnos License Agreement”) with Ichnos Sciences SA and Ichnos Sciences Inc. (collectively, “Ichnos”) pursuant to which Ichnos granted to the Company an exclusive (even as to Ichnos and its affiliates), worldwide, and sublicensable right and license to certain patent rights and related know-how to develop, manufacture, and commercialize Ichnos’ proprietary OX40 portfolio. The OX40 portfolio includes Ichnos’ proprietary OX40 antagonist monoclonal antibody, with the generic name telazorlimab as well as Ichnos’ proprietary affinity matured next generation OX40 antagonist monoclonal antibody referred to by the Company as STAR-0310 (collectively, the “Licensed Compounds”). The Company agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one product that contains or comprises a Licensed Compound (a “Licensed Product”) in the United States, France, Germany, Italy, Spain, the United Kingdom and Japan.

Under the terms of the Ichnos License Agreement, the Company paid Ichnos a one-time upfront license fee of $15.0 million in October 2023. The Company is obligated to pay Ichnos up to $305.0 million in milestone payments, consisting of up to $20.0 million upon the achievement of certain development milestones, up to $70.0 million upon the achievement of certain regulatory milestones and up to $215.0 million upon the achievement of certain commercial milestones, in each case in up to three indications with respect to the first applicable Licensed Product to achieve such milestone events. The specified clinical milestones related to the Phase 1a clinical trial of STAR-0310 were met and the Company paid the related $2.0 million of milestone payments during the three months ended March 31, 2025. There were no milestones met under the Ichnos License Agreement during the three months ended June 30, 2025 or during the three and six months ended June 30, 2024. The Company is also obligated to pay Ichnos tiered royalties ranging from a mid-single-digit percentage to a low-double-digit percentage on aggregate annual net sales of all Licensed Products. The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of: (i) the expiration of the last valid claim covering the composition of matter of such Licensed Product in such country; (ii) the expiration of the last regulatory exclusivity with respect to such Licensed Product in such country; and (iii) twelve years following the first commercial sale of such Licensed Product in such country. The royalty rate is subject to reduction on a Licensed Product-by-Licensed Product and country-by-country basis under certain circumstances.

The Company is also party to a research services agreement covering navenibart under which the Company is obligated to pay up to $2.7 million upon the achievement of certain clinical milestones, up to $5.9 million upon the achievement of certain regulatory milestones and up to $7.0 million upon the achievement of certain commercial milestones. The specified clinical milestones related to the ALPHA-ORBIT Phase 3 clinical trial of navenibart were met during the three months ended March 31, 2025 and the Company paid the related $2.2 million of milestone payments in April 2025. There were no milestones met under the research services agreement during the three months ended June 30, 2025 or during the three and six months ended June 30, 2024.

8.Stockholders’ Equity

Preferred Stock

Under the Company’s restated certificate of incorporation, as amended, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of June 30, 2025, the Company had 31,107 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,184,591.

Common Stock

As of June 30, 2025, the Company had 150,000,000 shares of common stock authorized for issuance, $0.001 par value per share, with 56,434,219 shares issued and outstanding. The voting, dividend and liquidation rights of holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding preferred stock.

Outstanding Warrants

The following table presents information about warrants that were issued and outstanding at June 30, 2025:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2023 (1)	Common Stock	6,796,280	$8.03	10/16/2028
Total		6,796,280
Weighted average exercise price			$8.03
Weighted average life in years				3.30
(1)1,571,093 pre-funded warrants were issued in 2023 with an exercise price of $0.001 per share and are exercisable until all pre-funded warrants are exercised in full. 1,571,093 pre-funded warrants were outstanding as of June 30, 2025 and are not included in the table above.

9.Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	June 30,	December 31,
	2025	2024
Options outstanding to purchase common stock	11,225,811	6,850,889
Reserved under the 2015 Second Amended and Restated Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	9,973,775	8,849,170
Warrants for the purchase of common stock	8,367,373	8,367,373
Series X Preferred Stock	5,184,591	5,184,591
Reserved under the employee stock purchase plan	55,216	49,139
Total	34,806,766	29,301,162

10.Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2024	6,850,889	$13.75	8.31	$2,946
Granted	4,450,300	$6.53
Cancelled or forfeited	(74,905)	$9.97
Expired	(473)	$682.65
Outstanding at June 30, 2025	11,225,811	$10.89	8.56	$447
Vested and exercisable at June 30, 2025	3,570,804	$14.39	7.22	$302
Vested and expected to vest at June 30, 2025	11,225,811	$10.89	8.56	$447

There were no options exercised during the three and six months ended June 30, 2025. The intrinsic value of stock options exercised during the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively. The total grant date fair value of stock options vested for the three and six months ended June 30, 2025 was $3.9 million and $12.2 million, respectively. The total grant date fair value of stock options vested for the three and six months ended June 30, 2024 was $2.5 million and $5.6 million, respectively. The weighted-average grant date fair value per share of options granted for the three and six months ended June 30, 2025 was $3.75 and $4.56, respectively. The weighted-average grant date fair value per share of options granted for the three and six months ended June 30, 2024 was $6.64 and $9.95, respectively.

As of June 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $44.8 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.8 years.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$2,729	$2,531	$5,266	$4,581
Research and development	1,622	920	2,924	1,624
Total	$4,351	$3,451	$8,190	$6,205

No related tax benefits were recognized during the three and six months ended June 30, 2025 and 2024.

11.Segment Reporting

The Company operates and manages its business as one reportable segment and one operating segment focused on the discovery, development and commercialization of novel therapeutics for allergic and immunologic diseases. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss, which is also reported on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

The measure of segment assets reviewed by the CODM is consolidated total assets, which is reported on the condensed consolidated balance sheets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

The CODM uses consolidated net loss to evaluate the Company’s spend and to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses(1):
Research and development:
Navenibart	$11,082	$7,935	$22,911	$15,071
STAR-0310	5,738	5,710	13,174	8,685
Employee expenses	4,647	3,195	9,297	6,632
General and administrative:
Program support(2)	373	9	344	206
Employee expenses	3,330	2,736	6,854	5,598
Stock-based compensation expense	4,351	3,451	8,190	6,205
Consulting and professional services expenses	4,274	4,459	8,278	7,828
Other segment expenses(3)	2,025	1,308	3,767	2,728
Other income, net(4)	(2,768)	(4,631)	(6,054)	(8,853)
Segment net loss	$33,052	$24,172	$66,761	$44,100
(1)The significant expense categories and amounts align with segment level information that is regularly provided to the CODM.
(2)General and administrative program support expense includes pre-commercial costs incurred in support of navenibart and STAR-0310, and patient advocacy costs incurred in support of navenibart and STAR-0310.
(3)Other segment expenses include: costs incurred in support of overall research and development activities and non-specific programs, facilities expense, office expense, insurance expense and depreciation and amortization.
(4)Other income, net, consists primarily of interest income on investments, as further described in Note 4, “Short-Term Investments”. For the three and six months ended June 30, 2025, the Company recognized interest income of $2.9 million and $6.2 million, respectively. For the three and six months ended June 30, 2024, the Company recognized interest income of $4.6 million and $8.9 million, respectively.

12.Subsequent Events

On August 6, 2025, the Company entered into a license agreement (the “Kaken License Agreement”) with Kaken Pharmaceutical, Co., Ltd. (“Kaken”), pursuant to which the Company granted an exclusive license under certain patent rights and know-how controlled by the Company for Kaken to develop, package, and commercialize navenibart, a long-acting investigational monoclonal antibody inhibitor of plasma kallikrein (the “Navenibart Licensed Product”), for the prevention of HAE attacks in humans (the “Field”), in Japan.

Under the terms of the Kaken License Agreement, the Company will receive an upfront payment of $16.0 million, with a potential for an additional $16.0 million in total commercialization and sales milestones. In addition to these payments, on a Navenibart Licensed Product-by-Navenibart Licensed Product basis, the Company is eligible for tiered royalties, with the royalty rate as a percentage of net sales from the mid-teens to 30%. Kaken’s royalty payment obligations commence on the first commercial sale of each Navenibart Licensed Product in Japan and continue until the latest of (i) the expiration of the last to expire valid claim of specified Company patents rights covering such Navenibart Licensed Product in Japan, (ii) the expiration of the last to expire regulatory exclusivity with respect to such Navenibart Licensed Product in Japan, and (iii) ten (10) years following the first commercial sale of such Navenibart Licensed Product in Japan (each such term with respect to a Navenibart Licensed Product, the “Royalty Term”). Pursuant to the terms of the Kaken License Agreement, Kaken will also provide support for the Company’s ALPHA-ORBIT Phase 3 trial in Japan, be responsible for regulatory submissions in Japan, and reimburse the Company for a portion of the costs of the navenibart Phase 3 program. Kaken is obligated to use commercially reasonable efforts to obtain regulatory approval and reimbursement approval for, and commercialize, at least one Navenibart Licensed Product in the Field in Japan.

Unless earlier terminated, the Kaken License Agreement will expire on the expiration of the last-to-expire Royalty Term. The Kaken License Agreement may be terminated by either party for the other party’s uncured material breach, insolvency or bankruptcy. Additionally, Kaken may terminate the Kaken License Agreement upon 30 days’ notice for a material safety issue, or at its convenience with 90 days’ notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections entitled “Risk Factors” and “Summary of the Material Risks Associated with Our Business” in the 2024 Annual Report on Form 10-K and any subsequent reports on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This section provides additional information regarding our business, current developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies and estimates that require significant judgement and have the most potential impact on our unaudited condensed consolidated financial statements. This discussion and analysis is intended to better allow investors to view our Company from management’s perspective.

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

ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of navenibart, is ongoing. All of the 29 patients from ALPHA-STAR elected to enroll in ALPHA-SOLAR. Participants are being assigned to receive navenibart in one of two dosing regimens: either 300mg Q3M or 600mg Q6M. We reported positive initial safety and efficacy results from the 16 target enrollment patients from ALPHA-SOLAR at the European Academy of Allergy and Clinical Immunology (EAACI) conference in June 2025. The initial results demonstrated robust overall reduction in the monthly attack rate, further support navenibart’s favorable safety and tolerability profile, and potential Q3M and Q6M dosing regimens.

Initial results from ALPHA-SOLAR:

	Mean/Median Reduction in Monthly Attack Rate	Mean/Median Reduction in Moderate and Severe Monthly Attack Rate	Mean/Median Reduction in Monthly Rate of Attacks Requiring Rescue Medication
Overall (n=16, 10.1 mean/9.1 median months of follow-up)	92%/97%	95%/100%	92%/98%
Arm A 600 mg/300 mg Q3M (n=10, 11.3 mean/9.3 median months of follow-up	95%/99%	96%/100%	95%/98%
Arm B 600 mg/600 mg at Day 28, 600 mg Q6M (n=6, 8 mean/7.4 median months of follow up)	86%/90%	90%/94%	87%/95%

All results presented in the table above are compared to baseline from ALPHA-STAR.

In the ALPHA-SOLAR trial, navenibart demonstrated overall attack-freedom of 50% over 6 months, which is the longest period of follow-up for all 16 patients to date. All 16 patients remain in the ALPHA-SOLAR trial. Navenibart was well-tolerated with no severe or serious treatment-emergent adverse events and no discontinuations. One participant experienced two treatment-related, mild injection site reactions that resolved without treatment. There were no injection site reactions of pain.

In both ALPHA-STAR and ALPHA-SOLAR, the safety profile of navenibart in patients with HAE was favorable through more than 17 months (mean/median) of cumulative follow-up since the initiation of navenibart in ALPHA-STAR.

On August 6, 2025, we entered into a license agreement (the “Kaken License Agreement”) with Kaken Pharmaceutical, Co., Ltd. (“Kaken”), pursuant to which we granted an exclusive license under certain patent rights and know-how controlled by us for Kaken to develop, package, and commercialize navenibart for the prevention of HAE attacks in humans in Japan. Under the terms of the Kaken License Agreement, we will receive an upfront payment of $16.0 million, with a potential for an additional $16.0 million in total commercialization and sales milestones. In addition to these payments, we are eligible for tiered royalties, with the royalty rate as a percentage of net sales from the mid-teens to 30%. Pursuant to the terms of the Kaken License Agreement, Kaken will also provide support for our ALPHA-ORBIT Phase 3 trial in Japan, be responsible for regulatory submissions in Japan, and reimburse us for a portion of the costs of the navenibart Phase 3 program.

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

In June 2025 we shared data on STAR-0310’s differentiated profile at the EAACI conference, which support STAR-0310 as a potential best-in-class OX40 antagonist, with a unique allosteric inhibition mechanism, enhanced disruption of OX40/OX40L signaling compared to other agents, and pure antagonistic activity without agonism. These findings, along with previously reported low antibody-dependent cellular cytotoxicity activity and robust cytokine suppression, highlight STAR-0310’s differentiated profile and its potential to achieve deeper inhibition of T cell responses.

Based on results from the Phase 1a clinical trial, we will determine next steps for the STAR-0310 program, which could include a proof-of-concept clinical trial of STAR-0310 in patients with AD. The goals of the proof-of-concept trial would be to demonstrate initial efficacy in AD as well as show differentiation in safety and tolerability and the potential for a reduced treatment burden as a result of extended half-life as compared to existing therapies.

Financial Overview

Our business is almost entirely dependent on the success of navenibart and STAR-0310. Navenibart is in clinical development and has only produced results in Phase 1a and Phase 1b/2 clinical testing and in preclinical and nonclinical settings. STAR-0310 entered into early clinical development in January 2025. Our net losses were $66.8 million and $44.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $741.6 million. We have not generated any product revenues and have financed our operations primarily through public offerings and private placements of our equity securities and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs.

As of June 30, 2025, we had $259.2 million in cash, cash equivalents and short-term investments, which, together with the Kaken upfront payment and expected reimbursement of a portion of our Phase 3 program costs, we expect will enable us to fund our operating expenses and capital expenditure requirements into 2028. Our current operating plan includes (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long-term trial and Phase 3 development and testing of drug device combinations, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Advancing the development and commercialization of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates will require a significant amount of capital, and our existing cash, cash equivalents and short-term investments, including the Kaken upfront payment and the expected reimbursement by Kaken of a portion of our Phase 3 program costs, will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidate. We will need to obtain substantial additional funding to complete the development and commercialization of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

Revenue

As of June 30, 2025, we have not generated any revenue from product sales.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates and drug device combination candidates, which include:

●	employee-related expenses, including salaries, benefits and stock-based compensation expense;
●	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct clinical trials and research and development and preclinical activities on our behalf;

●	the cost of consultants;
●	the cost of lab supplies and acquiring, developing and manufacturing study and clinical trial materials; and
●	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

The following table summarizes our research and development expenses by program (in thousands):

	Six Months Ended June 30,
	2025	2024
Navenibart	$22,911	$15,071
STAR-0310	13,174	8,685
Other programs	854	497
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	12,221	8,256
Consultants and professional expenses	3,777	3,201
Facilities	446	288
Other	348	437
Total costs not directly allocated to programs	16,792	12,182
Total research and development expenses	$53,731	$36,435

We expect to incur significant research and development expenses in the year ending December 31, 2025, and in future periods in connection with the clinical trials and other activities related to the development of navenibart and one or more drug device combinations for navenibart, in addition to expenses related to clinical trials and other activities related to the development of STAR-0310. Because of this, we expect that our research and development expenses over the next several quarters will be higher than the prior year periods. Development of navenibart, drug device combinations for navenibart, STAR-0310 and any future product candidates is highly uncertain, and we cannot reasonably estimate at this time the nature, timing and costs of the efforts that would be necessary to complete the development of any such product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from navenibart, STAR-0310 or any other future product candidates. This is due to the fact that we would need to raise substantial additional capital to fund the completion of the clinical development of any such product candidates and the numerous risks and uncertainties associated with developing and commercializing product candidates, including the uncertainties of:

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

A change in the outcome of any of these variables with respect to the development of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidate would significantly change the costs and timing associated with the development of that product candidate.

For additional information, see the section titled “Research and Development Expenses” under the heading “Results of Operations” below.

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

We anticipate that our general and administrative expenses will increase from their current levels as we continue to grow our company, develop navenibart, drug device combination for navenibart and STAR-0310, and potentially expand our pipeline to include other product candidates.

Other Income (Expense)

Other income (expense) consists of interest and investment income earned on our cash, cash equivalents and short-term investments, net of accretion income and amortization expense on short-term investments, and gains and losses related to foreign currency fluctuations.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the period-to-period change in those items (in thousands):

	Three Months Ended June 30,		Period-to-
	2025	2024	Period Change
Operating expenses:
Research and development	$25,945	$20,709	$5,236
General and administrative	9,875	8,094	1,781
Total operating expenses	35,820	28,803	7,017
Loss from operations	(35,820)	(28,803)	(7,017)
Other income, net	2,768	4,631	(1,863)
Net loss	$(33,052)	$(24,172)	$(8,880)

Research and Development Expenses

Research and development expenses increased by $5.2 million to $25.9 million for the three months ended June 30, 2025 from $20.7 million for the three months ended June 30, 2024, an increase of 25%. The increase in research and development expenses was attributable to:

●	a $3.1 million increase in navenibart expenses related to the support of ALPHA-ORBIT;
●	a $2.2 million increase in employee expenses, partially due to a $0.7 million increase in stock-based compensation expenses and company growth to support the advancement of our programs; and
●	a $0.3 million increase in expenses for other programs; offset by
●	a $0.4 million decrease in consulting and professional services expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million to $9.9 million for the three months ended June 30, 2025 from $8.1 million for the three months ended June 30, 2024, an increase of 22%. The increase in general and administrative expenses was attributable to a $1.0 million increase in employee expenses, primarily due to an increase in stock-based compensation expenses and company growth to support the advancement of our programs, a $0.5 million increase in professional services expenses, and a $0.3 million increase in general office, facilities, and other expenses.

Other Income, Net

Other income, net decreased by $1.8 million to $2.8 million for the three months ended June 30, 2025 from $4.6 million for the three months ended June 30, 2024, a decrease of 40%. The decrease was attributable to a decrease in interest-earning assets and lower yields on our interest-earning assets during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the period-to-period change in those items (in thousands):

	Six Months Ended June 30,		Period-to-
	2025	2024	Period Change
Operating expenses:
Research and development	$53,731	$36,435	$17,296
General and administrative	19,084	16,518	2,566
Total operating expenses	72,815	52,953	19,862
Loss from operations	(72,815)	(52,953)	(19,862)
Other income, net	6,054	8,853	(2,799)
Net loss	$(66,761)	$(44,100)	$(22,661)

Research and Development Expenses

Research and development expenses increased by $17.3 million to $53.7 million for the six months ended June 30, 2025 from $36.4 million for the six months ended June 30, 2024, an increase of 47%. The increase in research and development expenses was attributable to:

●	a $7.8 million increase in navenibart expenses, partially due to a $2.2 million milestone payment obligation that was met as the result of the initiation of the ALPHA-ORBIT Phase 3 clinical trial, in addition to expenses related to the support of ALPHA-ORBIT;
●	a $4.5 million increase in STAR-0310 expenses, partially due to a $2.0 million milestone payment obligation that was met as the result of the initiation of the Phase 1a clinical trial of STAR-0310, in addition to external research and development expenses and clinical trial costs related to the STAR-0310 Phase 1a trial;
●	a $4.0 million increase in employee expenses, partially due to a $1.3 million increase in stock-based compensation expenses and company growth to support the advancement of our programs;

●	a $0.7 million increase in consulting, professional services, and facilities expenses; and
●	a $0.3 million increase in expenses for other programs.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million to $19.1 million for the six months ended June 30, 2025 from $16.5 million for the six months ended June 30, 2024, an increase of 16%. The increase in general and administrative expenses was attributable to a $2.2 million increase in employee expenses, primarily due to an increase in stock-based compensation expenses and company growth to support the advancement of our programs, in addition to a $0.5 million increase in general office and facilities expenses, partially offset by a $0.1 million decrease in professional services expenses.

Other Income, Net

Other income, net decreased by $2.8 million to $6.1 million for the six months ended June 30, 2025 from $8.9 million for the six months ended June 30, 2024, a decrease of 32%. The decrease was attributable to a decrease in interest-earning assets and lower yields on our interest-earning assets during the six months ended June 30, 2025.

Liquidity and Capital Resources

From our inception through June 30, 2025, we raised an aggregate of $839.2 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in February 2021 and registered offerings of our common stock, including our at-the-market offering programs.

As of June 30, 2025, we had $259.2 million in cash, cash equivalents and short-term investments, which, together with the Kaken upfront payment and expected reimbursement of a portion of our Phase 3 program costs, we expect will enable us to fund our operating expenses and capital expenditure requirements into 2028. Our current operating plan includes (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long-term trial and Phase 3 development and testing of drug device combinations, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

Advancing the development and commercialization of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates will require a significant amount of capital, and our existing cash, cash equivalents and short-term investments, including the Kaken upfront payment and the expected reimbursement of a portion of our Phase 3 program costs, will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidate. In addition, navenibart, STAR-0310 or any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for years, if at all. Accordingly, we will need to obtain substantial additional funding to complete the development and commercialization of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. General economic conditions, both inside and outside the United States, including heightened inflation, the global trade environment, capital market instability and volatility, interest rate and currency rate fluctuations and economic slowdown or recession as well as pandemics, epidemics and geopolitical events, including civil or political unrest (such as the Ukraine-Russian war and the conflict in the Middle East), may have a significant impact on the availability of funding sources and the terms on which any funding may be available. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. If we fail to raise capital as, and when, needed, we may be unable to continue our operations at planned levels and be forced to modify our business strategies and reduce or terminate our operations. Although we will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

At-the-Market Offerings

In June 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, pursuant to which we could issue and sell shares of common stock under an at-the-market offering program, or the 2021 ATM Program, which was completed in the first quarter of 2024. In March 2024, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we are able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program, which we refer to as the 2024 ATM Program, and, collectively with the 2021 ATM Program, as the ATM Programs. We pay Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. There was no activity in the 2024 ATM Program during the six months ended June 30, 2025 and 2024. During the six months ended June 30, 2024, we sold an aggregate of 2,945,806 shares of common stock under the 2021 ATM Program for gross proceeds of $20.6 million and net proceeds of $20.0 million.

Cash Flows

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(70,076)	$(35,885)
Net cash provided by (used in) investing activities	86,575	(194,334)
Net cash provided by financing activities	—	141,901
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,499	$(88,318)

Net Cash Used in Operating Activities

Net cash used in operating activities was $70.1 million for the six months ended June 30, 2025 and consisted primarily of a net loss of $66.8 million in addition to a $10.3 million net increase in net assets, partially offset by $7.0 million of total net non-cash items. The net increase in net assets consisted of an increase in prepaid expenses and other assets of $8.6 million, a decrease in accounts payable of $3.6 million, and a decrease in operating lease liability of $0.6 million partially offset by an increase in accrued expenses of $2.5 million. Total net non-cash items consisted primarily of stock-based compensation expense of $8.2 million, a decrease to our right-of-use asset of $0.6 million, and depreciation of $0.1 million partially offset by accretion of the discount/premium on investment securities of $1.9 million.

Net cash used in operating activities was $35.9 million for the six months ended June 30, 2024 and consisted primarily of a net loss of $44.1 million adjusted for stock-based compensation expense of $6.2 million, partially offset by accretion of the discount/premium on investment securities of $2.5 million, and a decrease in net assets of $4.1 million, which resulted primarily from an increase in accrued expenses of $3.1 million, an decrease in prepaid expenses and other assets of $0.5 million, an increase in accounts payable of $0.8 million, and a net increase in operating lease liability of $0.3 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $86.6 million for the six months ended June 30, 2025 and consisted of sales and maturities of short-term investments of $1.4 billion, partially offset by purchases of short-term investments of $1.3 billion as the proceeds from maturities from short-term investments were reinvested, and purchases of property and equipment of $0.6 million.

Net cash used in investing activities was $194.3 million for the six months ended June 30, 2024 and consisted primarily of purchases of short-term investments of $2.4 billion, partially offset by sales and maturities of short-term investments of $2.2 billion as the proceeds from maturities from short-term investments were reinvested.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the six months ended June 30, 2025.

Net cash provided by financing activities was $141.9 million for the six months ended June 30, 2024, which was attributable to net proceeds of $117.2 million from an underwritten offering of 10,340,000 shares of our common stock in February 2024, net proceeds of $20.0 million from the 2021 ATM Program and proceeds from exercises of stock options and warrants of $4.7 million.

Funding Requirements

Our primary uses of capital are for clinical costs, manufacturing costs for clinical materials, third-party preclinical and clinical research and development services, compensation and related expenses, legal and other regulatory expenses, and general overhead.

As of June 30, 2025, we had an accumulated deficit of $741.6 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

Based on our current operating plan, we expect that our existing cash, cash equivalents and short-term investments, together with the Kaken upfront payment and expected reimbursement of a portion of our Phase 3 program costs, will enable us to fund our operating expenses and capital expenditure requirements into 2028. Our current operating plan includes (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long-term trial and Phase 3 development and testing of drug device combinations, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

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

Material Cash Requirements from Known Contractual Obligations

As of June 30, 2025, our material contractual obligations consisted of our sublease which commenced on June 1, 2024, pursuant to which we are required to make monthly payments of $0.1 million, effective September 1, 2024 until its expiration on November 30, 2028, in addition to payment obligations of $2.2 million for specified certain clinical milestones related to the ALPHA-ORBIT Phase 3 clinical trial of navenibart met during the three months ended March 31, 2025 and paid in April 2025. For information related to our future commitments relating to our sublease, research agreements and license agreements, see Note 6, “Leases” and Note 7, “Commitments”, of our condensed consolidated financial statements.

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

As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The risk factors under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are hereby supplemented with the following additional risk factors:

Our license agreement with Kaken Pharmaceutical Co., Ltd., and any future collaborations, may not lead to the successful development or regulatory approval of product candidates or commercialization of products. Collaborators may have competing priorities, conflicting incentives, or different views than us on key decisions, including appropriate program spending, that may hamper or delay our development and commercialization efforts or increase our costs. We may not realize the benefits of our collaborations or our business may be adversely affected if any of our collaborators fails to perform its obligations or terminates our collaboration.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We have collaborated and may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates in some or all markets. For example, we have entered into a license agreement with Kaken Pharmaceutical, Co., Ltd., or Kaken, pursuant to which we granted Kaken an exclusive license to develop, package, and commercialize navenibart for the prevention HAE attacks in humans in Japan. Pursuant to the terms of the License Agreement, Kaken will provide support for our ALPHA-ORBIT Phase 3 trial in Japan, be responsible for regulatory submissions in Japan, and reimburse the Company for a portion of the costs of the navenibart Phase 3 program. Kaken is obligated to use commercially reasonable efforts to obtain regulatory approval and reimbursement approval for, and commercialize, at least one licensed product in the license field in Japan.

Our existing license agreement with Kaken and future collaborations, if any, may not lead to the successful development and commercialization of any products. Our collaborators face both the same challenges and hurdles that we would face in the development and commercialization of product candidates if we were engaged in the activities solely ourselves, as well as additional challenges related to operating under a collaboration. Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

If we enter into collaborations for the development and commercialization of a product candidate, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of such product candidates. Our ability to generate revenues from these arrangements will depend on any collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. For example, if navenibart is approved in Japan, and Kaken fails to perform its obligations under or terminates the license agreement, we may seek a different collaboration arrangement with a new commercialization partner, which could cause a disruption in market penetration, if achieved at all, result in us incurring increased expenses and negatively impact our ability to market and sell our product in a target market. The efforts under our license agreement with Kaken may not be successful and we may never receive any milestone payments or royalty payments from Kaken. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. Collaborations involving product candidates pose a number of risks, including the following:

●collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●collaborators may not perform their obligations as expected;
●collaborators may not pursue development and commercialization of a product candidate or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the market or competitive landscape, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
●collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●collaborations may be terminated and, if terminated, may result in negative publicity for our product candidate and the need for additional capital to pursue further development or commercialization of the applicable product candidates.

If Kaken or any future collaborator of ours is involved in a business combination or a sale or other transaction involving our collaboration, it or the party with which it entered into a business combination, sale or other transaction could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

In addition, under most collaborations, including our existing license with Kaken, a certain degree of control in decision-making is transferred to or shared with our collaborators, including with respect to pricing and reimbursement decisions. Our collaborators may use their decision-making authority to make decisions that could delay, decrease the potential of, or otherwise adversely impact, development and commercialization of our product candidates, including pricing and reimbursement decisions that may impact the pricing and reimbursement levels of such product candidates in other markets. Similarly, where we share decision-making authority, the need to gain alignment on decisions may slow or impede advancement of our programs and cause us not to be able to meet our timelines or achieve our goals. Our collaborators may independently develop, or develop with a competitor, competitive products or may believe that product candidates being evaluated in the collaboration could be competitive with the collaborator’s own products. In addition, if we depend on collaborators for capabilities and funding for major product development efforts globally or in key territories then our business may be adversely affected if our collaborator fails to perform its obligations under the agreement or the collaboration terminates.

We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

The development and commercialization of product candidates require substantial cash to fund expenses. In addition to our license with Kaken, we may seek one or more additional collaborators for the development and commercialization of navenibart, STAR-0310 or any other future product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

President Trump’s administration has imposed a series of tariffs on U.S. trading partners. On April 2, 2025, an executive order issued by the administration announced a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related imports, among others). The administration has also imposed a 25% tariff on products of Canada and Mexico that are not covered by the United States-Mexico-Canada Agreement, or USMCA, in addition to an additional 20% tariff on products of China. In response, several countries threatened retaliatory measures including Canada and China who then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the U.S. delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which, at one point, increased to a minimum of 145%, but were 20% as of August 1, 2025) and Canada and Mexico (which were 25% as of August 1, 2025 for goods that are not covered by the USMCA).

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

The recent loss of FDA leadership and personnel, and the planned reorganization of the FDA, could lead to disruptions and delays in FDA guidance, and the review and approval of our product candidates. Pursuant to an executive order issued by President Trump, the Secretary of the Department of Health and Human Services, or HHS, which includes the FDA, announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across HHS and thousands of employees at the FDA were fired in April 2025. Additional budget cuts are anticipated across HHS and FDA for the 2026 federal fiscal year. For example, earlier this year, we were informed by the FDA that they would be delayed in providing guidance (that we subsequently received) to us on certain navenibart Phase 3 trial documentation as a result of limited resources and the FDA team’s extensive workloads. There can be no assurance that additional disruptions or delays would not adversely impact our development timelines.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the second quarter of 2025.

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

Astria Therapeutics, Inc.

Date: August 12, 2025	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)