Form 10-Q
period 2025-09-30
Astria Therapeutics, Inc.
filed 2025-11-12
CIK 1454789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2025, there were 57,084,838 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	5
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	6
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2025 and 2024, June 30, 2025 and 2024, and September 30, 2025 and 2024	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION		36
Item 1A.	Risk Factors	36
Item 5.	Other Information	42
Item 6.	Exhibits	43

SIGNATURES		44

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

These forward-looking statements include, among other things, statements about:

●	our pending merger with BioCryst Pharmaceuticals, Inc., or BioCryst, including the expected benefits of the merger, our and BioCryst’s ability to recognize the benefits of the merger, the anticipated timing of the closing of the merger, the anticipated financial impact of the merger, BioCryst’s or the combined company’s performance following the merger, including future financial and operating results, anticipated approval and commercialization of navenibart, pharmaceutical research and development, such as drug discovery, preclinical and clinical development activities and related timelines, and our and BioCryst’s plans, objectives, expectations, intentions, and growth strategies;
●	our expectations regarding the potential significance of the results from the Phase 1a clinical trial, ALPHA-STAR Phase 1b/2 clinical trial and ALPHA–SOLAR trial of navenibart;
●	our expectations regarding the timing, nature, goals and results of the ALPHA-ORBIT Phase 3 clinical trial of navenibart, including the expected timing of release of top-line results from such trial, and that favorable results from such trial and the ORBIT-EXPANSE long-term trial could support registration of navenibart as a potential treatment for hereditary angioedema, or HAE;
●	our expectations regarding development and clinical testing of any drug device combination for dosing of navenibart;
●	our expectations about the unmet medical need for HAE, the potential differentiating attributes of navenibart as a potential treatment for HAE, along with the potential market impact of such differentiation, the potential of navenibart to be a best-in-class, market-leading and patient-friendly treatment for HAE, and our vision for navenibart to become the first-choice preventative treatment for HAE with administration every three or six months with the goal of normalizing the lives of people living with HAE;
●	the HAE treatment landscape, the product profile of existing HAE therapies and HAE therapies under development, and the estimated size and anticipated growth of the global HAE market;
●	our expectations to continue to use third-party contract manufacturers to meet our nonclinical, clinical and commercial needs for navenibart, STAR-0310, and any other development candidate and statements regarding having adequate clinical and commercial supply of navenibart, any drug device combination of navenibart and STAR-0310;
●	the potential therapeutic benefits and potential attributes of STAR-0310 and our plans to develop STAR-0310 as a treatment for atopic dermatitis, or AD;
●	our expectations about the anticipated timing of early proof-of-concept data from the Phase 1a clinical trial of STAR-0310;
●	our expectations about the plans and potential design of a STAR-0310 proof-of-concept trial in AD patients;
●	the potential commercial opportunity for STAR-0310 in AD and the likelihood that it can effectively compete in AD, assuming it is approved;

●	the estimated size and anticipated growth of the AD market and the need for treatments for AD;
●	the potential to pursue the development of STAR-0310 in additional indications;
●	our goals and visions for the STAR-0310 program;
●	our expectations regarding our ability to expand our pipeline;
●	our plans for and the potential costs, benefits and outcomes of our existing license agreement with Kaken Pharmaceutical Co., Ltd., and the potential benefits of any future acquisition, in-license, collaboration or preclinical development activities;
●	our manufacturing plans, capabilities and strategy;
●	our intellectual property position and strategy;
●	our facilities plans and capacity;
●	our management and mitigation of cybersecurity risks;
●	our estimates regarding our cash runway, expenses, future revenue, capital requirements and needs for additional financing, including additional financing to fund our long-term operations;
●	developments relating to our competitors and our industry; and
●	the impact of government laws and regulations.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Astria Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$96,280	$59,820
Short-term investments	131,441	268,312
Accounts receivable	17,243	—
Prepaid expenses and other current assets	8,582	6,511
Total current assets	253,546	334,643
Right-of-use asset	4,254	5,114
Other assets	14,066	2,606
Total assets	$271,866	$342,363
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,137	$4,320
Accrued expenses	16,481	13,427
Operating lease liabilities, current	1,404	1,384
Deferred revenue, current	4,495	—
Total current liabilities	23,517	19,131
Operating lease liabilities, net of current portion	3,055	3,969
Deferred revenue, net of current portion	12,041	—
Total liabilities	38,613	23,100
Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,908,620 shares authorized and no shares issued or outstanding	—	—
Series X redeemable convertible preferred stock, $0.001 par value per share, 91,380 shares authorized; 31,107 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	95,324	95,324
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 56,434,894 and 56,434,219 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	57	57
Additional paid-in capital	911,014	898,513
Accumulated other comprehensive gain	56	163
Accumulated deficit	(773,198)	(674,794)
Total stockholders’ equity	233,253	319,263
Total liabilities and stockholders’ equity	$271,866	$342,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$706	$—	$706	$—
Operating expenses:
Research and development	24,149	20,510	77,880	56,945
General and administrative	10,661	8,504	29,745	25,022
Total operating expenses	34,810	29,014	107,625	81,967
Loss from operations	(34,104)	(29,014)	(106,919)	(81,967)
Other income (expense):
Interest and investment income	2,498	4,517	8,733	13,405
Other expense, net	(37)	(37)	(218)	(72)
Total other income, net	2,461	4,480	8,515	13,333
Net loss	(31,643)	(24,534)	(98,404)	(68,634)
Net loss per share attributable to common shareholders - basic and diluted	$(0.55)	$(0.42)	$(1.70)	$(1.24)
Weighted-average common shares outstanding used in net loss per share - basic and diluted	58,005,928	57,820,458	58,005,520	55,542,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(31,643)	$(24,534)	$(98,404)	$(68,634)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net of tax of $0	72	376	(107)	331
Total other comprehensive gain (loss):	72	376	(107)	331
Comprehensive loss	$(31,571)	$(24,158)	$(98,511)	$(68,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Series X	Series X
	redeemable	redeemable					Accumulated
	convertible	convertible			Additional		other	Total
	preferred stock,	preferred stock,	Common stock,	Common stock,	paid-in	Accumulated	comprehensive	stockholders’
	shares	value	shares	par value	capital	deficit	gain (loss)	equity
Balance at December 31, 2024	31,107	$95,324	56,434,219	$57	$898,513	$(674,794)	$163	$319,263
Stock-based compensation expense	—	—	—	—	3,839	—	—	3,839
Unrealized loss on short-term investments	—	—	—	—	—	—	(103)	(103)
Net loss	—	—	—	—	—	(33,709)	—	(33,709)
Balance at March 31, 2025	31,107	95,324	56,434,219	57	902,352	(708,503)	60	289,290
Stock-based compensation expense	—	—	—	—	4,351	—	—	4,351
Unrealized loss on short-term investments	—	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	—	(33,052)	—	(33,052)
Balance at June 30, 2025	31,107	95,324	56,434,219	57	906,703	(741,555)	(16)	260,513
Issuance of common stock upon exercise of options	—	—	675	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	4,308	—	—	4,308
Unrealized gain on short-term investments	—	—	—	—	—	—	72	72
Net loss	—	—	—	—	—	(31,643)	—	(31,643)
Balance at September 30, 2025	31,107	$95,324	56,434,894	$57	$911,014	$(773,198)	$56	$233,253

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

Astria Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(98,404)	$(68,634)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	12,498	9,639
Right-of-use asset - operating lease	860	726
Amortization (accretion) of premium (discount) on investment securities	(2,655)	(4,232)
Other non-cash items	165	50
Changes in assets and liabilities:
Accounts receivable	(17,243)	—
Prepaid expenses and other assets	(13,106)	(4,081)
Accounts payable	(3,184)	(235)
Accrued expenses	3,054	3,361
Operating lease liabilities	(893)	(444)
Deferred revenue	16,537	—
Net cash used in operating activities	(102,371)	(63,850)
Investing activities
Purchases of short-term investments	(1,409,582)	(3,495,821)
Sales and maturities of short-term investments	1,549,000	3,308,000
Purchases of property and equipment	(590)	(325)
Net cash provided by (used in) investing activities	138,828	(188,146)
Financing activities
Proceeds from exercise of stock options and warrants	3	4,785
Proceeds from public offering, net of underwriting discounts and issuance costs	—	117,172
Proceeds from at-the-market offering, net of issuance costs	—	35,245
Net cash provided by financing activities	3	157,202
Net increase (decrease) in cash, cash equivalents and restricted cash	36,460	(94,794)
Cash, cash equivalents and restricted cash, beginning of period	59,820	175,693
Cash, cash equivalents and restricted cash, end of period	$96,280	$80,899
Supplemental disclosure of non-cash transactions:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$5,753

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

Proposed Acquisition by BioCryst

On October 14, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BioCryst Pharmaceuticals, Inc., a Delaware corporation (“BioCryst”) and Axel Merger Sub, Inc., a Delaware corporation (the “Merger Sub”) and a wholly owned subsidiary of BioCryst. See Note 13, “Subsequent Events”, for additional information.

Liquidity

In June 2021, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company could issue and sell shares of common stock under an at-the-market offering program (the “2021 ATM Program”), which was completed in the first quarter of 2024. In March 2024, the Company entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which the Company is able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program (the “2024 ATM Program” and collectively with the 2021 ATM Program, the “ATM Programs”). The Company pays Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. There was no activity in the 2024 ATM Program during the three and nine months ended September 30, 2025. During the three months ended September 30, 2024, the Company sold an aggregate of 1,504,619 shares of common stock under the 2024 ATM Program for gross proceeds of $15.6 million and net proceeds of $15.2 million. During the nine months ended September 30, 2024, the Company sold an aggregate of 4,450,425 shares of common stock under the ATM Programs for gross proceeds of $36.2 million and net proceeds of $35.2 million.

As of September 30, 2025, the Company had an accumulated deficit of $773.2 million and had available cash, cash equivalents and short-term investments of $227.7 million. The Company estimates its existing cash, cash equivalents, and short-term investments are sufficient to sustain operations for at least twelve months from the issuance of these unaudited condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), and there were no changes to such policies during the three and nine months ended September 30, 2025 that had a material impact on the Company’s results of operations or financial position.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are of a normal and recurring nature, which are necessary to fairly present the Company’s results for the interim periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any future period.

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

The Company utilizes certain estimates to record expenses including, but not limited to, research and development contracts, the valuation of stock-based awards and estimates related to revenue recognized under the license agreement with Kaken Pharmaceutical Co., Ltd. (the “Kaken License Agreement”) including estimates of internal and external costs expected to be incurred to satisfy performance obligations. The contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from service providers. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant assumptions it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The following common stock equivalents, including Series X Preferred Stock shown as common stock equivalents, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2025	2024
Stock options	11,531,468	6,564,686
Common stock warrants	6,796,280	6,796,280
Series X Preferred Stock	5,184,591	5,184,591
	23,512,339	18,545,557

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations and manages its business in one operating segment, focused on the discovery, development and commercialization of novel therapeutics for allergic and immunologic diseases. The Company operates in one geographic segment. Segment information is further described in Note 12, “Segment Reporting”.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are primarily comprised of money market accounts invested in U.S. Treasury securities, commercial paper and reverse repurchase agreements with a maturity period of one business day at the time of purchase.

Accounts Receivable

Accounts receivable primarily relate to upfront payments and cost sharing reimbursements due under the Kaken License Agreement. The Company makes judgments as to its ability to collect outstanding receivables and identifies facts, circumstances, and economic conditions that may indicate that its receivables are at risk of collection. The Company believes that the credit risk and risk of collection associated with the Kaken License Agreement is not significant and has not had any write-offs of bad debt or allowance for doubtful accounts as of September 30, 2025 and December 31, 2024.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue Recognition (“ASC 606”). Under ASC 606, the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The terms of the agreements include upfront fees, milestones and other contingent payments for the achievement of commercial and sales-based milestone events, as well as royalties. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until obligations under such arrangements are fulfilled. As part of the accounting for these arrangements, the Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract and the determination of the transaction price and the application of the constraints. The Company re-evaluates the transaction price at the end of each reporting period and adjusts the estimate as changes in circumstances occur. The event-based milestone payments represent variable consideration and are recognized when the sales occur. Given the high degree of uncertainty around the occurrence of these events, the Company determines the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these events are determinable.

Preferred Stock Discount

In February 2021, the Company issued Series X Preferred Stock in a private placement transaction. The Company determined this transaction resulted in the recognition of a beneficial conversion feature, which was valued based on the difference between the price of the shares of common stock on the date of commitment and the conversion price on the closing date, resulting in a total value of $19.6 million. Additionally, the Company incurred total issuance costs of $5.7 million related to the private placement. Both of these features were recorded as a discount on Series X Preferred Stock recognized at the close of the transaction. These features are analogous to preferred dividends and are recorded as a non-cash return to holders of Series X Preferred Stock through additional paid-in capital. The discount related to the beneficial conversion feature is recognized through the earliest possible date of conversion, which occurred upon the stockholder approval of the conversion in June 2021. The issuance costs are recognized as a dividend at the time of conversion to common shares. As of September 30, 2025, $24.4 million of the above amounts were accounted for as a non-cash dividend related to shares of Series X Preferred Stock, and $0.9 million remained to be recognized upon future conversion.

Recently Enacted Tax Legislation

The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. on July 4, 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the Company has evaluated the legislation and concluded that it does not have a material impact to its consolidated financial statements for the quarter ended September 30, 2025 as the Company maintains a valuation allowance against its net deferred tax assets.

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

3.Fair Value Measurements

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. Items measured at fair value on a recurring basis include cash equivalents and short-term investments as of September 30, 2025 and December 31, 2024.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	As of September 30, 2025
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$47,665	$—	$—	$47,665
Treasury bills	24,934	—	—	24,934
Short-term investments:
Treasury bills	74,274	—	—	74,274
Treasury notes	47,297	—	—	47,297
Corporate debt securities	—	9,870	—	9,870
Total	$194,170	$9,870	$—	$204,040

	As of December 31, 2024
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$30,610	$—	$—	$30,610
Short-term investments:
Treasury notes	129,197	—	—	129,197
Reverse repurchase agreements	—	100,000	—	100,000
Treasury bills	39,115	—	—	39,115
Total	$198,922	$100,000	$—	$298,922

There were no changes to the valuation methods used or transfers between Level 1, Level 2, and Level 3 during the three and nine months ended September 30, 2025 and 2024.

4.Short-Term Investments

The following tables summarize short-term investments (in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
September 30, 2025
Treasury bills	74,240	35	(1)	74,274
Treasury notes	47,281	16	—	47,297
Corporate debt securities	9,866	5	(1)	9,870
Total	$131,387	$56	$(2)	$131,441

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2024
Treasury notes	$129,064	$136	$(3)	$129,197
Reverse repurchase agreements	100,000	—	—	100,000
Treasury bills	39,085	31	(1)	39,115
Total	$268,149	$167	$(4)	$268,312

The contractual maturities of all short-term investments held at September 30, 2025 and December 31, 2024 were one year or less. There were six short-term investments in an unrealized loss position with an aggregate value of $19.6 million as of September 30, 2025 and two short-term investments in an unrealized loss position at December 31, 2024 with an aggregate value of $9.8 million. There were no short-term investments in an other than temporary unrealized loss position as of September 30, 2025 and December 31, 2024.

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

Unrealized losses on short-term investments presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its short-term investments as of September 30, 2025 and December 31, 2024.

Gross realized gains and losses on the sales of short-term investments are included in other income, net. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s condensed consolidated statements of operations. The cost of investments sold or the amount reclassified out of the accumulated other comprehensive income into other income, net is based on the specific identification method for purposes of recording realized gains and losses. All proceeds during the three and nine months ended September 30, 2025 and 2024 related to maturities of underlying investments. The gains on proceeds from maturities of short-term investments were not material to the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued contracted costs	$9,175	$6,187
Accrued compensation	4,847	5,084
Accrued professional fees	2,405	1,963
Accrued other	54	193
Total	$16,481	$13,427

6.Leases

In January 2024, the Company entered into a sublease agreement (the “Sublease”) with Duck Creek Technologies LLC to occupy 30,110 square feet of office space in Boston, Massachusetts to replace its existing office space. The Sublease commenced on June 1, 2024 and will end on November 30, 2028 (or on such earlier date as the term may cease or expire as set forth in the Sublease). The Company concluded that the Sublease was an operating lease and recognized a lease liability and right-of-use (“ROU”) asset of approximately $5.8 million at the inception of the Sublease. The lease liability represents the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate of 7.49%. The ROU asset represents the lease liability adjusted for any prepaid and accrued rent payments. The Sublease is secured by a security deposit of $0.4 million. As of September 30, 2025, the remaining lease term of the Sublease was 3.2 years.

As of September 30, 2025, minimum lease payments under the Company’s operating leases are summarized as follows (in thousands):

Year Ending December 31,	Amount
2025	266
2026	1,608
2027	1,640
2028	1,531
Total lease payments	$5,045
Less: imputed interest	(586)
Total operating lease liabilities	$4,459

Rent expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 30, 2024, respectively. Lease payments were $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.

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

Under the terms of the Ichnos License Agreement, the Company paid Ichnos a one-time upfront license fee of $15.0 million in October 2023. The Company is obligated to pay Ichnos up to $305.0 million in milestone payments, consisting of up to $20.0 million upon the achievement of certain development milestones, up to $70.0 million upon the achievement of certain regulatory milestones and up to $215.0 million upon the achievement of certain commercial milestones, in each case in up to three indications with respect to the first applicable Licensed Product to achieve such milestone events. The specified clinical milestones related to the Phase 1a clinical trial of STAR-0310 were met and the Company paid the related $2.0 million of milestone payments during the three months ended March 31, 2025. There were no other milestones met under the Ichnos License Agreement during the three and nine months ended September 30, 2025 and there were no milestones met under the Ichnos License Agreement during the nine months ended September 30, 2024. The Company is also obligated to pay Ichnos tiered royalties ranging from a mid-single-digit percentage to a low-double-digit percentage on aggregate annual net sales of all Licensed Products. The Company is obligated to pay royalties on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of: (i) the expiration of the last valid claim covering the composition of matter of such Licensed Product in such country; (ii) the expiration of the last regulatory exclusivity with respect to such Licensed Product in such country; and (iii) twelve years following the first commercial sale of such Licensed Product in such country. The royalty rate is subject to reduction on a Licensed Product-by-Licensed Product and country-by-country basis under certain circumstances.

The Company is also party to a research services agreement covering navenibart under which the Company is obligated to pay up to $2.9 million upon the achievement of certain clinical milestones, up to $5.9 million upon the achievement of certain regulatory milestones and up to $7.0 million upon the achievement of certain commercial milestones. The specified clinical milestones related to the ALPHA-ORBIT Phase 3 clinical trial of navenibart were met during the three months ended March 31, 2025 and the Company paid the related $2.2 million of milestone payments in April 2025. There were no other milestones met under the research services agreement during the three and nine months ended September 30, 2025 or during the three and nine months ended September 30, 2024.

8.Revenue from Contracts with Customers

Kaken License Agreement

On August 6, 2025, the Company entered into the Kaken License Agreement with Kaken Pharmaceutical, Co., Ltd. (“Kaken”), pursuant to which the Company granted an exclusive license under certain patent rights and know-how controlled by the Company for Kaken to develop, package, and commercialize navenibart, a long-acting investigational monoclonal antibody inhibitor of plasma kallikrein (the “Navenibart Licensed Product”), for the prevention of HAE attacks in humans (the “Field”), in Japan.

Under the terms of the Kaken License Agreement, the Company will receive an upfront payment of $16.0 million, with a potential for an additional $16.0 million in total commercialization and sales milestones. In addition to these payments, on a Navenibart Licensed Product-by- Navenibart Licensed Product basis, the Company is eligible for tiered royalties, with the royalty rate as a percentage of net sales from the mid-teens to 30%. Kaken’s royalty payment obligations commence on the first commercial sale of each Navenibart Licensed Product in Japan and continue until the latest of (i) the expiration of the last to expire valid claim of specified Company patents rights covering such Navenibart Licensed Product in Japan, (ii) the expiration of the last to expire regulatory exclusivity with respect to such Navenibart Licensed Product in Japan, and (iii) ten (10) years following the first commercial sale of such Navenibart Licensed Product in Japan (each such term with respect to a Navenibart Licensed Product, the “Royalty Term”). Pursuant to the terms of the Kaken License Agreement, Kaken will also provide support for the Company’s ALPHA-ORBIT Phase 3 trial in Japan, be responsible for regulatory submissions in Japan, and reimburse the Company for a portion of the costs of the navenibart Phase 3 program. Kaken is obligated to use commercially reasonable efforts to obtain regulatory approval and reimbursement approval for, and commercialize, at least one Navenibart Licensed Product in the Field in Japan.

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

The Company evaluated the Kaken License Agreement and concluded that the agreement is subject to ASC 606 as a contract with a customer and that any future potential revenue will be recorded in accordance with ASC 606. The Company identified two performance obligations in the Kaken License Agreement including performance of research and development services and delivery of the license.

The transaction price has been allocated to performance of research and development services and delivery of the license on a relative standalone selling price basis. The transaction price at inception was approximately $23.0 million including fixed consideration consisting of the upfront fee of $16.0 million and variable consideration of $7.0 million relating to the estimated reimbursement of research and development services to be incurred. The amount of variable consideration was estimated using the expected value method. The remaining variable consideration of $16.0 million in total commercialization and sales milestones and sales-based royalties were excluded from the transaction price and considered constrained at inception and will be recognized when the related sales occur. The Company re-evaluates the transaction price at the end of each reporting period and adjusts the estimate as changes in circumstances occur. As of September 30, 2025, the Company allocated $20.6 million of the transaction price to the research and development services and $2.4 million to delivery of the license.

Revenue allocated to the research and development services is recognized as the Company satisfies its performance obligations of conducting the Phase 3 trials of navenibart and development of a prefilled syringe and autoinjector device. Revenue allocated to research and development services is recognized using the input method based on costs incurred to provide the services as the level of costs incurred over-time. Revenue allocated to the license is recognized when control of the Navenibart Licensed Product is transferred to Kaken at a point in time upon delivery of results from the ALPHA-ORBIT Phase 3 trial.

Accounts receivable were $17.2 million as of September 30, 2025 and consist of a $16.0 million upfront payment and reimbursements due for a portion of the Phase 3 program costs by Kaken to the Company. There were no accounts receivable as of December 31, 2024.

During the three and nine months ended September 30, 2025, the Company recognized $0.7 million of collaboration revenue related to the Kaken License Agreement. There was no revenue recognized during the three and nine months ended September 30, 2024. As of September 30, 2025, the Company recorded $16.5 million of deferred revenue related to the upfront payment and cost sharing due from Kaken, of which $4.5 million is classified as current and $12.0 million is classified as long-term on the Company’s consolidated balance sheets respectively.

9.Stockholders’ Equity

Preferred Stock

Under the Company’s restated certificate of incorporation, as amended, the Company has 5,000,000 shares of preferred stock authorized for issuance, with a $0.001 par value per share. Preferred stock may be issued from time to time in one or more series, each series to have such terms as stated or expressed in the resolutions providing for the issue of such series adopted by the board of directors of the Company. Preferred stock which may be redeemed, purchased or acquired by the Company may be reissued except as otherwise provided by law. As of September 30, 2025, the Company had 31,107 shares of Series X Preferred Stock outstanding. Each share of Series X Preferred Stock is convertible into 166.67 shares of common stock and therefore the number of shares of underlying common stock issuable upon conversion of the Series X Preferred Stock is 5,184,591.

Common Stock

As of September 30, 2025, the Company had 150,000,000 shares of common stock authorized for issuance, $0.001 par value per share, with 56,434,894 shares issued and outstanding. The voting, dividend and liquidation rights of holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of any outstanding preferred stock.

Outstanding Warrants

The following table presents information about warrants that were issued and outstanding at September 30, 2025:

Year Issued	Equity Instrument	Warrants Outstanding	Exercise Price	Date of Expiration
2023 (1)	Common Stock	6,796,280	$8.03	10/16/2028
Total		6,796,280
Weighted average exercise price			$8.03
Weighted average life in years				3.05
(1)1,571,093 pre-funded warrants were issued in 2023 with an exercise price of $0.001 per share and are exercisable until all pre-funded warrants are exercised in full. 1,571,093 pre-funded warrants were outstanding as of September 30, 2025 and are not included in the table above.

10.Reserved for Future Issuance

The Company has reserved for future issuance the following shares of common stock:

	September 30,	December 31,
	2025	2024
Options outstanding to purchase common stock	11,531,468	6,850,889
Reserved under the 2015 Second Amended and Restated Stock Incentive Plan and the 2022 Inducement Stock Incentive Plan	9,664,421	8,849,170
Warrants for the purchase of common stock	8,367,373	8,367,373
Series X Preferred Stock	5,184,591	5,184,591
Reserved under the employee stock purchase plan	55,216	49,139
Total	34,803,069	29,301,162

11.Stock-Based Compensation

Stock Option Activity

A summary of the Company’s stock option activity and related information follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2024	6,850,889	$13.75	8.31	$2,946
Granted	4,915,310	$6.51
Exercised	(675)	$4.76
Cancelled or forfeited	(230,561)	$9.42
Expired	(3,495)	$805.71
Outstanding at September 30, 2025	11,531,468	$10.51	8.36	$5,246
Vested and exercisable at September 30, 2025	3,929,590	$13.58	7.06	$1,136
Vested and expected to vest at September 30, 2025	11,531,468	$10.51	8.36	$5,246

The intrinsic value of stock options exercised during the three and nine months ended September 30, 2025 was less than $0.1 million. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2024 was less than $0.1 million and $0.2 million, respectively. The total grant date fair value of stock options vested for the three and nine months ended September 30, 2025 was $3.0 million and $15.2 million, respectively. The total grant date fair value of stock options vested for the three and nine months ended September 30, 2024 was $1.6 million and $7.2 million, respectively. The weighted-average grant date fair value per share of options granted for the three and nine months ended September 30, 2025 was $4.38 and $4.54, respectively. The weighted-average grant date fair value per share of options granted for the three and nine months ended September 30, 2024 was $7.32 and $9.66, respectively.

As of September 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $41.6 million. The Company expects to recognize that cost over a weighted-average period of approximately 2.7 years.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$2,698	$2,382	$7,964	$6,963
Research and development	1,610	1,052	4,534	2,676
Total	$4,308	$3,434	$12,498	$9,639

No related tax benefits were recognized during the three and nine months ended September 30, 2025 and 2024.

12.Segment Reporting

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue(1):
Collaboration revenue	$706	$—	$706	$—
Expenses(1):
Research and development:
Navenibart	$13,438	$8,797	$36,349	$23,868
STAR-0310	2,377	3,539	15,551	12,224
Employee expenses	5,393	3,689	14,690	10,321
General and administrative:
Program support(2)	305	333	649	538
Employee expenses	3,646	2,877	10,500	8,476
Stock-based compensation expense	4,308	3,434	12,498	9,639
Consulting and professional services expenses	3,961	4,847	12,239	12,675
Other segment expenses(3)	1,382	1,498	5,149	4,226
Other income, net(4)	(2,461)	(4,480)	(8,515)	(13,333)
Segment net loss	$31,643	$24,534	$98,404	$68,634
(1)The significant revenue and expense categories and amounts align with segment level information that is regularly provided to the CODM.
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
(4)Other income, net, consists primarily of interest income on investments, as further described in Note 4, “Short-Term Investments”. For the three and nine months ended September 30, 2025, the Company recognized interest income of $2.5 million and $8.7 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized interest income of $4.5 million and $13.4 million, respectively.

13.Subsequent Events

Proposed Acquisition by BioCryst

On October 14, 2025, the Company entered into the Merger Agreement with BioCryst and Merger Sub. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, at the Effective Time (as defined below), Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of BioCryst (the “Merger”).

Merger Consideration

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company common stock issued and outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of the Company’s common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the

State of Delaware) will be converted into the right to receive (i) 0.59 (the “Exchange Ratio”) of a share of common stock, par value $0.01 per share, of BioCryst (“BioCryst Common Stock”) and, if applicable, cash in lieu of fractional shares, and (ii) $8.55 in cash, without interest (the “Per Share Cash Amount”), subject to adjustment as described below and subject to applicable withholding taxes (the consideration described in the foregoing clauses (i) and (ii), collectively, the “Merger Consideration”).

Pursuant to the Merger Agreement, at the Effective Time, each share of Series X Convertible Preferred Stock, par value $0.001 per share, of the Company (the “Series X Preferred Shares”) that is issued and outstanding as of immediately prior to the Effective Time will be converted into the right to receive the Merger Consideration payable in accordance with the Merger Agreement with respect to the aggregate number of shares of the Company’s common stock for which such Series X Preferred Share was convertible into immediately prior to the Effective Time pursuant to the certificate of designation of the Series X Preferred Shares, without interest and subject to applicable withholding taxes, and without regard to any limitations on exercise contained in such certificate of designation.

If the aggregate number of shares of BioCryst Common Stock to be issued in connection with the Merger (including with respect to Astria Pre-Funded Warrants and Astria Common Warrants (other than Elected Warrants), each as defined below) would exceed 19.9% of the shares of BioCryst Common Stock issued and outstanding immediately prior to the Effective Time (the “Maximum Share Number”), (a) the Exchange Ratio will be reduced to the minimum extent necessary such that the aggregate number of shares of BioCryst Common Stock to be issued in connection with the Merger does not exceed the Maximum Share Number and (b) the Per Share Cash Amount will be correspondingly increased to offset such adjustment.

If the Merger is consummated, the Company’s common stock will be delisted from Nasdaq Global Market (“Nasdaq”) and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Astria Stock Options

Pursuant to the Merger Agreement, at the Effective Time, each option to purchase shares of the Company’s common stock (“Astria Stock Option”) that is outstanding immediately prior to the Effective Time and which has an exercise price that is less than $13.00 per share of common stock underlying such Astria Stock Option, whether or not then exercisable or vested, will (i) become fully vested and exercisable and (ii) be canceled and, in exchange therefor, the holder thereof will be entitled to receive a payment in cash, subject to applicable withholding taxes, of an amount equal to the product of (a) the total number of shares of common stock subject to such canceled Astria Stock Option immediately prior to the Effective Time and (b) the excess of (A) $13.00 over (B) the exercise price per share of common stock subject to such canceled Astria Stock Option, without interest.

Pursuant to the Merger Agreement, at the Effective Time, each Astria Stock Option that is outstanding immediately prior to the Effective Time and which has an exercise price that is equal to or greater than $13.00 per share of common stock underlying such Astria Stock Option will be canceled for no consideration.

Astria Warrants

Pursuant to the Merger Agreement, at the Effective Time:

●	each of the pre-funded warrants to purchase shares of common stock (the “Astria Pre-Funded Warrants”) that is outstanding immediately prior to the Effective Time will, in accordance with its own terms, cease to be exercisable for the Company’s common stock and will be automatically converted into the right to receive the Merger Consideration with respect to the aggregate number of shares of Astria Common Stock for which such Astria Pre-Funded Warrant was exercisable immediately prior to the Effective Time, taking into account the “cashless exercise” terms that govern such Astria Pre-Funded Warrant, without interest and subject to applicable withholding taxes, and without regard to any limitations on exercise contained therein; and
●	each of the remaining warrants to purchase shares of common stock (the “Astria Common Warrants”) that is issued and outstanding as of immediately prior to the Effective Time will continue to be outstanding according to its terms, except that (i) such Astria Common Warrant will cease to be exercisable for Astria Common Stock and will become exercisable solely in exchange for the Merger Consideration with respect to the aggregate number of shares of Astria Common Stock for which such Astria Common Warrant was exercisable for immediately prior to the Effective Time (including after taking into account any “cashless exercise” terms that govern such Astria Common Warrant if so elected by the holder thereof), without interest and subject to applicable withholding taxes, and without regard to any limitations on exercise contained therein, and (ii) the holder of such Astria Common Warrant may require the purchase of such Astria Common Warrants for an amount in cash equal to the Black Scholes Value (as defined in such Astria Common Warrant) of such Astria Common Warrants pursuant to Section 3(d) of the applicable Astria Common Warrant, in lieu of receiving any Merger Consideration. Any Astria Common Warrants with respect to which the holder thereof makes the election described in the foregoing clause (ii) prior to the third trading day prior to the Effective Time (an “Elected Warrant”) will not be counted towards the Maximum Share Number above.

Certain Other Terms of the Merger Agreement

The Merger Agreement contains customary representations and warranties from both the Company and BioCryst, and each party has agreed to customary covenants, including, among others, covenants relating to (i) the conduct of the Company’s business during the period between the execution of the Merger Agreement and the Effective Time, (ii) the obligation of the Company to call a meeting of its stockholders for purposes of voting to adopt the Merger Agreement, (iii) subject to certain exceptions, the obligation of the Company’s board of directors to recommend that its stockholders adopt the Merger Agreement and approve the transactions contemplated thereby, and (iv) subject to certain exceptions, non-solicitation obligations of the Company relating to alternative acquisition proposals or entering into discussions or negotiations or providing confidential information in connection with certain proposals for an alternative transaction.

Closing Conditions

Completion of the Merger is subject to certain closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock (the “Required Stockholder Approval”), (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any order, injunction or law prohibiting the Merger, (iv) the effectiveness of the registration statement of BioCryst pursuant to which shares of BioCryst Common Stock to be issued in the Merger will be registered with the U.S. Securities and Exchange Commission (the “SEC”), (v) the shares of BioCryst Common Stock to be issued in the Merger being approved for listing on Nasdaq, (vi) the accuracy of each party’s representations and warranties made in the Merger Agreement, subject to certain standards and qualifications set forth in the Merger Agreement, (vii) each party’s compliance in all material respects with its respective obligations under the Merger Agreement, and (viii) the absence of a continuing material adverse effect with respect to each of the Company and BioCryst. The parties anticipate the Merger to close in the first quarter of 2026.

Termination

The Merger Agreement may be terminated under certain circumstances, including, among others, (i) by either the Company or BioCryst if the Merger is not completed by April 14, 2026, subject to adjustment until May 31, 2026 for a government shutdown, which date may be extended to October 14, 2026 under certain circumstances, (ii) by either the Company or BioCryst if there is a final non-appealable order, injunction or law prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement, (iii) by either the Company or BioCryst if the Required Stockholder Approval is not obtained, (iv) by BioCryst if the Company’s board of directors changes its recommendation to the Company’s stockholders to vote in favor of the adoption of the Merger Agreement, (v) by the Company in order to enter into a superior proposal, or (vi) by the Company or BioCryst if the other party breaches its respective representations, warranties, covenants or agreements in the Merger Agreement in a manner that would not permit certain closing conditions to be satisfied, subject in certain cases, to the right of the breaching party to cure the breach. The Company and BioCryst may also terminate the Merger Agreement by mutual written consent.

Upon termination of the Merger Agreement under specified circumstances (including, among others, termination of the Merger Agreement by the Company to accept and enter into a definitive agreement with respect to a superior proposal or by BioCryst upon the change by the Company’s board of directors of the recommendation in favor of the adoption of the Merger Agreement), the Company will be required to pay BioCryst a termination fee in the amount of $32,250,000.

Exercise of Pre-funded Warrants

On October 16, 2025 the Company issued 649,944 shares of common stock pursuant to a cashless exercise of 650,000 pre-funded warrants.

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

Recent Event

Proposed Acquisition by BioCryst

On October 14, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with BioCryst Pharmaceuticals, Inc., a Delaware corporation, or BioCryst, and Axel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of BioCryst, or Merger Sub. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, at the Effective Time (as defined below), Merger Sub will merge with and into Astria, with Astria surviving the Merger as a wholly owned subsidiary of BioCryst, or the Merger. We anticipate that the Merger will close in the first quarter of 2026.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, or the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of our common stock owned by our stockholders who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be converted into the right to receive (i) 0.59 of a share of common stock, par value $0.01 per share, of BioCryst and, if applicable, cash in lieu of fractional shares, and (ii) $8.55 in cash, without interest (the consideration described in the foregoing clauses (i) and (ii), collectively, the “Merger Consideration”).

If the Merger is consummated, our common stock will be delisted from Nasdaq Global Market and deregistered under the Securities Exchange Act of 1934, as amended.

The Merger Agreement contains customary representations and warranties from both the Company and BioCryst, and we and the other parties have agreed to customary covenants, including, among others, covenants relating to (i) the conduct of our business during the period between the execution of the Merger Agreement and the Effective Time, (ii) our obligation to call a meeting of its stockholders for purposes of voting to adopt the Merger Agreement, (iii) subject to certain exceptions, the obligation of our board of directors to recommend that its stockholders adopt the Merger Agreement and approve the transactions contemplated thereby, and (iv) subject to certain exceptions, our non-solicitation obligations relating to alternative acquisition proposals or entering into discussions or negotiations or providing confidential information in connection with certain proposals for an alternative transaction.

The Merger Agreement may be terminated under certain circumstances. Upon termination of the Merger Agreement under specified circumstances (including, among others, termination of the Merger Agreement by us to accept and enter into a definitive agreement with respect to a superior proposal or by BioCryst upon the change by our board of directors of the recommendation in favor of the adoption of the Merger Agreement), we would be required to pay BioCryst a termination fee in the amount of $32,250,000.

For additional information related to the Merger Agreement, see Note 13, “Subsequent Events” of our condensed consolidated financial statements and “Item 1A. Risk Factors—Risks Related to Pending Transaction with BioCryst” of this Quarterly Report on Form 10-Q.

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

In February 2025, we initiated a Phase 3 trial of navenibart called ALPHA-ORBIT. This global, randomized, double-blind, placebo-controlled trial is evaluating the efficacy and safety of navenibart over a 6-month treatment period in up to 135 adults and 10 adolescents (open-label), with Type 1 or Type 2 HAE. Adult patients are randomized to receive one of three navenibart dose arms: 1) an initial 600 mg dose followed by 300 mg every 3 months (Q3M), 2) 600 mg every six months (Q6M), 3) 600 mg Q3M, or placebo; adolescents receive an initial 600 mg dose followed by 300 mg Q3M. The dose arms support the potential to provide patient-centered dosing flexibility to people with HAE. The primary endpoint is time-normalized monthly HAE attacks at 6 months, and a key secondary endpoint includes the proportion of participants who are attack-free at 6 months. After 6 months, patients may be eligible to enter ORBIT-EXPANSE, a long-term trial, in which all patients will be treated with navenibart (open-label) and which will include a patient-centered flexible dosing period. ORBIT-EXPANSE is currently enrolling. The navenibart Phase 3 program will consist of the ALPHA-ORBIT Phase 3 trial and ORBIT-EXPANSE, which are designed to support registration globally. Top-line results from the ALPHA-ORBIT trial are anticipated in early 2027. In addition, to ease the administration of navenibart, we are developing both autoinjector and pre-filled syringe drug device combinations.

In February 2023, we initiated a Phase 1b/2 trial of navenibart called ALPHA-STAR, or Astria Long-acting Prophylaxis for Hereditary Angioedema: STAR-0215. This global, multi-center, open-label, single and multiple dose proof-of-concept clinical trial in people with HAE evaluated safety, tolerability, HAE attack rate reduction, pharmacokinetics, or PK, pharmacodynamics, and quality of life in patients three and six months after subcutaneous navenibart administration. We reported initial proof-of-concept data in HAE patients in March 2024. Target enrollment of 16 patients was achieved with all doses administered, and we reported final results from ALPHA-STAR target enrollment in December 2024. Cohort 1 (n=4) evaluated a single 450 mg dose, Cohort 2 (n=6) evaluated a 600 mg dose followed by a 300 mg dose 3 months later, and Cohort 3 (n=6) evaluated a 600 mg dose followed by a 600 mg dose one month later. Results demonstrated 91-95% reduction in monthly attack rate, 95-96% reduction in moderate and severe attacks, 91-94% reduction in acute rescue medication use, and 25-67% of patients attack-free through 6 months of follow-up.

Navenibart was generally well-tolerated with no serious treatment-emergent adverse events, or TEAEs, and no discontinuations. There were four non-severe and quickly resolved treatment-related TEAEs: one case of dizziness, one transient injection site reaction (rash), one case of injection site erythema and one case of injection site pruritus. There were no injection site reactions of pain.

Enrollment in ALPHA-STAR was expanded and a total of 29 patients were enrolled in the trial in order to accommodate the significant patient demand, and to accelerate the collection of data to support potential regulatory filings and future approvals.

In November 2025 positive results from the final 29 patient data set in the ALPHA-STAR trial of navenibart were presented at the American College of Allergy, Asthma & Immunology (ACAAI). Overall (n=29), 86% of patients had Type 1 HAE, the average age was 46 years, and 55% were female. The mean/median percent reduction in attack rates from baseline through six months of treatment are summarized in the following table:

	Cohort 1 (n=4)	Cohort 2 (n=13)	Cohort 3 (n=12)
	Single 450 mg dose	600 mg dose followed by a 300 mg dose three months later	600 mg dose followed by a 600 mg dose one month later
Mean/Median	84% / 93%	90% / 100%	92% / 100%

Through six months of treatment, expanded Cohorts 2 and 3 had a 62% and 67% attack-free rate, respectively, consistent with previously reported results. Clinically meaningful improvements in patient-reported quality of life (AE-QoL total score) were demonstrated at 6 months (Cohort 1: -25.37; Cohort 2: -31.79; Cohort 3: -21.03).

Navenibart was generally well-tolerated with no serious treatment-emergent adverse events (TEAEs), no discontinuations, and no injection site reactions of pain. There were four non-severe and quickly resolved treatment-related TEAEs: one case of dizziness, a transient injection site reaction (rash), an injection site erythema, and an injection site pruritus.

ALPHA-SOLAR, a long-term open-label trial assessing the long-term safety and efficacy of navenibart, is ongoing. All of the 29 patients from ALPHA-STAR elected to enroll in ALPHA-SOLAR. Participants are being assigned to receive navenibart in one of two dosing regimens: either 300mg Q3M or 600mg Q6M. We reported positive initial safety and efficacy results from the 16 target enrollment patients from ALPHA-SOLAR at the European Academy of Allergy and Clinical Immunology (EAACI) conference in June 2025. The initial results demonstrated robust overall reduction in the monthly attack rate, further support navenibart’s favorable safety and tolerability profile, and potential Q3M and Q6M dosing regimens. The 10 patients in Arm A had 11.3 mean/9.3 median months of follow up and received 600 mg of navenibart and then 300 mg Q3M. The 6 patients in Arm B had 8 mean/7.4 median months of follow up, and received 600 mg of navenibart, 600 mg at Day 28, and then 600mg Q6M. Initial overall results across both arms (n=16) demonstrated 92% mean/97% median reduction in monthly attack rate, 95% mean/100% median reduction in moderate and severe monthly attack rate, and 92% mean/98% median reduction in monthly rate of attacks requiring rescue medication.

In the ALPHA-SOLAR trial, navenibart demonstrated overall attack-freedom of 50% over 6 months, which is the longest period of follow-up for all 16 patients to date. All 16 patients rolled into the ALPHA-SOLAR trial. Navenibart was well-tolerated with no severe or serious TEAEs and no discontinuations. One participant experienced two treatment-related, mild injection site reactions that resolved without treatment. There were no injection site reactions of pain.

In both ALPHA-STAR and ALPHA-SOLAR, the safety profile of navenibart in patients with HAE was favorable through more than 17 months (mean/median) of cumulative follow-up since the initiation of navenibart in ALPHA-STAR.

On August 6, 2025, we entered into a license agreement, or the Kaken License Agreement, with Kaken Pharmaceutical, Co., Ltd., or Kaken, pursuant to which we granted an exclusive license under certain patent rights and know-how controlled by us for Kaken to develop, package, and commercialize navenibart for the prevention of HAE attacks in humans in Japan. Under the terms of the Kaken License Agreement, we will receive an upfront payment of $16.0 million, with a potential for an additional $16.0 million in total commercialization and sales milestones. In addition to these payments, we are eligible for tiered royalties, with the royalty rate as a percentage of net sales from the mid-teens to 30%. Pursuant to the terms of the Kaken License Agreement, Kaken will also provide support for our ALPHA-ORBIT Phase 3 trial in Japan, be responsible for regulatory submissions in Japan, and reimburse us for a portion of the costs of the navenibart Phase 3 program.

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

In September 2025 we shared positive initial results from the Phase 1a healthy subject trial of STAR-0310 at the European Academy of Dermatology and Venereology (EADV). The results support potential for STAR-0310 to be the best-in-class OX40 antagonist. STAR-0310 exhibited a longest-in-class half-life of 68 days and broad cytokine suppression lasting at least 20 weeks after a single 300 mg SC injection, supporting potential every-six-month administration. It was well-tolerated, with no ADCC-related TEAEs, supporting a wider therapeutic window with the potential to drive greater efficacy than first-generation OX40 antibodies.

Following recent positive Phase 1a initial results, we are exploring strategic opportunities for STAR-0310.

Financial Overview

Our business is almost entirely dependent on the success of navenibart and STAR-0310. Navenibart is in clinical development and has only produced results in Phase 1a and Phase 1b/2 clinical testing and in preclinical and nonclinical settings. STAR-0310 entered into early clinical development in January 2025. Our net losses were $98.4 million and $68.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $773.2 million. We have not generated any product revenues and have financed our operations primarily through public offerings and private placements of our equity securities and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical development programs.

As of September 30, 2025, we had $227.7 million in cash, cash equivalents and short-term investments, which, together with the Kaken upfront payment and expected reimbursement of a portion of our Phase 3 program costs, and without giving effect to the transactions contemplated by the Merger Agreement and assuming we remain a standalone entity, we expect will enable us to fund our operating expenses and capital expenditure requirements into 2028. Our current operating plan includes (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long-term trial and Phase 3 development and testing of drug device combinations, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Advancing the development and commercialization of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates will require a significant amount of capital, and our existing cash, cash equivalents and short-term investments, including the Kaken upfront payment and the expected reimbursement by Kaken of a portion of our Phase 3 program costs, will not be sufficient to enable us to fund the completion of development of any of our product candidates, including navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidate. We will need to obtain substantial additional funding to complete the development and commercialization of navenibart, any drug device combination for navenibart, STAR-0310 or any future product candidates and support our continuing operations, future clinical trials and expansion of our pipeline. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned. See the section titled “Liquidity and Capital Resources” below for additional information.

Revenue

As of September 30, 2025, we have not generated any revenue from product sales. We have recognized an aggregate of $0.7 million of collaboration revenue under the Kaken License Agreement related to the $16.0 million upfront payment and cost sharing due from Kaken. As of September 30, 2025 we have not received any milestone or royalty payments under the Kaken License Agreement. As of September 30, 2025, we had $16.5 million of deferred revenue in relation to our Kaken License Agreement, $4.5 million classified as current and $12.0 million classified as long-term on our consolidated balance sheet respectively.

We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized, including with respect to revenue that may be generated from the Kaken License Agreement upon completion of our performance obligations. If we fail to complete the development of our Phase 3 program or the development of prefilled syringes and autoinjector devices for navenibart in a timely manner, or fail to obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected. As of September 30, 2025 we have generated revenue solely from performance obligations related to the Kaken License Agreement and we may in the future generate revenue from other strategic collaborations or licensing arrangements.

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

The following table summarizes our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2025	2024
Navenibart	$36,349	$23,868
STAR-0310	15,551	12,224
Other programs	924	655
Costs not directly allocated to programs:
Employee expenses including cash compensation, benefits and stock-based compensation	19,223	12,996
Consultants and professional expenses	4,599	5,964
Facilities	672	570
Other	562	668
Total costs not directly allocated to programs	25,056	20,198
Total research and development expenses	$77,880	$56,945

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

During the nine months ended September 30, 2025, we adopted a revenue recognition policy related to the Kaken License Agreement accounted for under ASC 606. For further information regarding the agreement, see Note 2, “Summary of Significant Accounting Policies”, of our condensed consolidated financial statements. There were no additional material changes to our critical accounting policies as reported in our 2024 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, together with the period-to-period change in those items (in thousands):

	Three Months Ended September 30,		Period-to-
	2025	2024	Period Change
Revenue:
Collaboration revenue	$706	$—	$706
Operating expenses:
Research and development	24,149	20,510	3,639
General and administrative	10,661	8,504	2,157
Total operating expenses	34,810	29,014	5,796
Loss from operations	(34,104)	(29,014)	(5,090)
Other income, net	2,461	4,480	(2,019)
Net loss	$(31,643)	$(24,534)	$(7,109)

Revenue

We recognized $0.7 million of collaboration revenue related to the Kaken License Agreement for the three months ended September 30, 2025. We recognized no revenue for the three months ended September 30, 2024. The increase from the three months ended September 30, 2024 is attributable to the recognition of revenue related to research and development performance obligations that were achieved in the third quarter of 2025.

Research and Development Expenses

Research and development expenses increased by $3.6 million to $24.1 million for the three months ended September 30, 2025 from $20.5 million for the three months ended September 30, 2024, an increase of 18%. The increase in research and development expenses was attributable to:

●	a $4.6 million increase in navenibart expenses related to the support of ALPHA-ORBIT and ORBIT-EXPANSE; and
●	a $2.3 million increase in employee expenses, partially due to a $0.6 million increase in stock-based compensation expenses and company growth to support the advancement of our programs; offset by
●	a $1.9 million decrease in consulting and professional services expenses;
●	a $1.2 million decrease in STAR-0310 expenses; and
●	a $0.2 million decrease in expenses for facilities and other programs.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million to $10.7 million for the three months ended September 30, 2025 from $8.5 million for the three months ended September 30, 2024, an increase of 25%. The increase in general and administrative expenses was attributable to a $1.1 million increase in professional services expenses, primarily due to increased legal fees related to the Merger Agreement, a $1.0 million increase in employee expenses due to company growth to support the advancement of our programs and a $0.1 million increase in other general office expenses.

Other Income, Net

Other income, net decreased by $2.0 million to $2.5 million for the three months ended September 30, 2025 from $4.5 million for the three months ended September 30, 2024, a decrease of 45%. The decrease was attributable to a decrease in interest-earning assets and lower yields on our interest-earning assets during the three months ended September 30, 2025.

Comparison of the Nine months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024, together with the period-to-period change in those items (in thousands):

	Nine Months Ended September 30,		Period-to-
	2025	2024	Period Change
Revenue:
Collaboration revenue	$706	$—	$706
Operating expenses:
Research and development	77,880	56,945	20,935
General and administrative	29,745	25,022	4,723
Total operating expenses	107,625	81,967	25,658
Loss from operations	(106,919)	(81,967)	(24,952)
Other income, net	8,515	13,333	(4,818)
Net loss	$(98,404)	$(68,634)	$(29,770)

Revenue

We recognized $0.7 million of collaboration revenue related to the Kaken License Agreement for the nine months ended September 30, 2025. We recognized no revenue for the nine months ended September 30, 2024. The increase from the nine months ended September 30, 2024 is attributable to the recognition of revenue related to research and development performance obligations that were achieved in the third quarter of 2025.

Research and Development Expenses

Research and development expenses increased by $20.9 million to $77.9 million for the nine months ended September 30, 2025 from $57.0 million for the nine months ended September 30, 2024, an increase of 37%. The increase in research and development expenses was attributable to:

●	a $12.5 million increase in navenibart expenses, partially due to a $2.2 million milestone payment obligation that was met as the result of the initiation of the ALPHA-ORBIT Phase 3 clinical trial, in addition to expenses related to the support of ALPHA-ORBIT and ORBIT-EXPANSE;
●	a $6.2 million increase in employee expenses, partially due to a $1.9 million increase in stock-based compensation expenses and company growth to support the advancement of our programs; and
●	a $3.3 million increase in STAR-0310 expenses, partially due to a $2.0 million milestone payment obligation that was met as the result of the initiation of the Phase 1a clinical trial of STAR-0310, in addition to external research and development expenses and clinical trial costs related to the STAR-0310 Phase 1a trial initiated in January 2025; and
●	a $0.3 million increase in expenses for other programs; offset by
●	a $1.4 million decrease in consulting and professional services.

General and Administrative Expenses

General and administrative expenses increased by $4.7 million to $29.7 million for the nine months ended September 30, 2025 from $25.0 million for the nine months ended September 30, 2024, an increase of 19%. The increase in general and administrative expenses was attributable to a $3.2 million increase in employee expenses, due to company growth to support the advancement of our programs, in addition to a $1.0 million increase in professional services expenses primarily due to increased legal fees related to the Merger Agreement, and a $0.5 million increase in other general office and facilities expenses.

Other Income, Net

Other income, net decreased by $4.8 million to $8.5 million for the nine months ended September 30, 2025 from $13.3 million for the nine months ended September 30, 2024, a decrease of 36%. The decrease was attributable to a decrease in interest-earning assets and lower yields on our interest-earning assets during the nine months ended September 30, 2025.

Liquidity and Capital Resources

From our inception through September 30, 2025, we raised an aggregate of $839.2 million through equity financings including private placements of preferred stock before we became a public company, our private placement of preferred stock in February 2021 and registered offerings of our common stock, including our at-the-market offering programs.

As of September 30, 2025, we had $227.7 million in cash, cash equivalents and short-term investments, which, together with the Kaken upfront payment and expected reimbursement of a portion of our Phase 3 program costs, and without giving effect to the transactions contemplated by the Merger Agreement and assuming we remain a standalone entity, we expect will enable us to fund our operating expenses and capital expenditure requirements into 2028. Our current operating plan includes (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long-term trial and Phase 3 development and testing of drug device combinations, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional financing to fund our long-term operations sooner than planned.

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

At-the-Market Offerings

In June 2021, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we could issue and sell shares of common stock under an at-the-market offering program, or the 2021 ATM Program, which was completed in the first quarter of 2024. In March 2024, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we are able to issue and sell up to $150.0 million of shares of common stock under an at-the-market offering program, which we refer to as the 2024 ATM Program, and, collectively with the 2021 ATM Program, as the ATM Programs. We pay Jefferies commissions of up to 3% of the gross proceeds from any common stock sold through the ATM Programs. There was no activity in the 2024 ATM Program during the three and nine months ended September 30, 2025. During the three months ended September 30, 2024, we sold an aggregate of 1,504,619 shares of common stock under the 2024 ATM Program for gross proceeds of $15.6 million and net proceeds of $15.2 million. During the nine months ended September 30, 2024, we sold an aggregate of 4,450,425 shares of common stock under the ATM Programs for gross proceeds of $36.2 million and net proceeds of $35.2 million.

Cash Flows

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(102,371)	$(63,850)
Net cash provided by (used in) investing activities	138,828	(188,146)
Net cash provided by financing activities	3	157,202
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,460	$(94,794)

Net Cash Used in Operating Activities

Net cash used in operating activities was $102.4 million for the nine months ended September 30, 2025 and consisted primarily of a net loss of $98.4 million in addition to a $14.9 million net increase in net assets, partially offset by $10.9 million of total net non-cash items. The net increase in net assets consisted of an increase accounts receivable of $17.2 million, an increase in prepaid expenses and other assets of $13.1 million, a decrease in accounts payable of $3.2 million, and a decrease in operating lease liability of $0.9 million partially offset by an increase in deferred revenue of $16.5 million and an increase in accrued expenses of $3.0 million. Total net non-cash items consisted primarily of stock-based compensation expense of $12.5 million, a decrease to our right-of-use asset of $0.9 million, and depreciation of $0.2 million partially offset by accretion of the discount/premium on investment securities of $2.7 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $138.8 million for the nine months ended September 30, 2025 and consisted of sales and maturities of short-term investments of $1.5 billion, partially offset by purchases of short-term investments of $1.4 billion as the proceeds from maturities from short-term investments were reinvested, and purchases of property and equipment of $0.6 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2025, which was attributable to exercises of stock options. Net cash provided by financing activities was $157.2 million for the nine months ended September 30, 2024, which was attributable to net proceeds of $117.2 million from an underwritten offering of 10,340,000 shares of our common stock in February 2024, net proceeds of $35.2 million from the ATM Programs and proceeds from exercises of stock options and warrants of $4.8 million.

Funding Requirements

Our primary uses of capital are for clinical costs, manufacturing costs for clinical materials, third-party preclinical and clinical research and development services, compensation and related expenses, legal and other regulatory expenses, and general overhead.

As of September 30, 2025, we had an accumulated deficit of $773.2 million. We have been primarily involved with research and development activities and have incurred operating losses and negative cash flows from operations since our inception.

Based on our current operating plan, and without giving effect to the transactions contemplated by the Merger Agreement and assuming we remain a standalone entity, we expect that our existing cash, cash equivalents and short-term investments, together with the Kaken upfront payment and expected reimbursement of a portion of our Phase 3 program costs, will enable us to fund our operating expenses and capital expenditure requirements into 2028. Our current operating plan includes (i) for navenibart, support for all program activities through completion of our ALPHA-ORBIT Phase 3 trial, including activities related to the planned ORBIT-EXPANSE long-term trial and Phase 3 development and testing of drug device combinations, and (ii) for STAR-0310, the completion of the ongoing Phase 1a clinical trial of healthy subjects. Our estimate as to how long we expect our cash, cash equivalents and short-term investments to be able to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including:

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

Material Cash Requirements from Known Contractual Obligations

As of September 30, 2025, our material contractual obligations consisted of our sublease which commenced on June 1, 2024, pursuant to which we are required to make monthly payments of $0.1 million, effective September 1, 2024 until its expiration on November 30, 2028. For information related to our future commitments relating to our sublease, research agreements and license agreements, see Note 6, “Leases” and Note 7, “Commitments”, of our condensed consolidated financial statements.

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

As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As a result of numerous changes in tariffs and trade restrictions that have been announced and/or implemented by the Trump administration since taking office, and other countries in response to Trump administration actions, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact on our costs of materials or supply chain disruptions and delays. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or rendered infeasible, and regulatory approval or commercial launch of any resulting product may be delayed, which could significantly harm our business.

We cannot yet predict the long term effect of recently imposed U.S. tariffs, or of possible future U.S. tariffs, including, but not limited to, tariffs on pharmaceuticals, pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients and key starting materials, and derivative products of those items, on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. However, as a clinical stage development company that uses third-party contract manufacturers located outside the U.S., including in China, we do anticipate that the proposed tariffs will result in a marginal increase to our clinical manufacturing costs. The imposition of new tariffs or increases in existing tariffs on goods imported from countries where we or our suppliers operate could result in increased costs for raw materials, components, or finished goods. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact our business. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions, including the inability of our third-party contractors to obtain necessary raw materials for the manufacturing of drug substance or drug product for our product candidates, could also negatively impact our cost of materials and production processes, and potentially delay the development, testing, clinical trials and commercialization of our product candidates. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition or results of operations. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. If we are unable to mitigate these risks, our financial performance and growth prospects could be negatively affected.

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

There is also substantial uncertainty as to how regulatory reform measures being implemented by the administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the U.S. Securities and Exchange Commission, or SEC, U.S. Patent and Trademark Office, and the Centers for Medicare & Medicaid Services, on which our operations rely. For example, over the last several years, the U.S. government has shut down several times, including as recently as October 1, 2025, and certain regulatory agencies have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs that impacts any of the regulatory agencies upon which our business relies, it could significantly impact our business and, with respect to the SEC, our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Pending Transaction with BioCryst

We may not complete the pending transaction with BioCryst Pharmaceuticals, Inc. within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On October 14, 2025, we announced our entry into an Agreement and Plan of Merger, or the Merger Agreement, with BioCryst Pharmaceuticals, Inc., or BioCryst, and BioCryst’s wholly owned subsidiary Axel Merger Sub., Inc., or Merger Sub.

The Merger Agreement provides that, among other things, Merger Sub will be merged with and into us, or the Merger, and we will continue as the surviving corporation and a wholly owned subsidiary of BioCryst, subject to the satisfaction or waiver of the conditions specified therein, including obtaining approval by our stockholders to consummate the Merger.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay BioCryst a termination fee in the amount of $32,250,000 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement including, but not limited to, our entry into an agreement with respect to an alternative acquisition agreement or navenibart licensing arrangement or a change in the recommendation of our board of directors with respect to the Merger. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Company’s ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from the Company’s stockholders and government entities that may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Completion of the Merger is subject to certain closing conditions, including, among other things, the adoption of the Merger Agreement by the holders of not less than a majority of the outstanding shares of our common stock and the expiration or early termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and the absence of governmental injunctions or other legal restraints prohibiting the Merger. If we are unable to obtain the requisite stockholder approval or the government imposes any injunctions or restraints on the Merger, we will not be able to close the Merger. Further, the granting of regulatory approvals pursuant to the HSR Act could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger.

Additionally, the U.S. federal government has been shut down since October 1, 2025. During the shutdown, government agencies have operated on a reduced basis with many non-essential functions suspended. If this shutdown continues, it may significantly impact the ability of the government to timely review our filings or provide consents or approvals in connection with the Merger.

In addition, the obligation of BioCryst to consummate the Merger is conditioned upon, among other things, the accuracy of our representations and warranties (subject to certain materiality exceptions), and our compliance in all material respects with our obligations under the Merger Agreement. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.

The pendency of the transaction with BioCryst could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction with BioCryst could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with strategic partners and suppliers. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Because the exchange ratio is fixed and the market price of BioCryst’s common stock will fluctuate, the value of the Merger Consideration to be received by our stockholders may change.

If the Merger is completed, each share of our common stock (excluding shares held by us, BioCryst or our or BioCryst’s affiliates or dissenting stockholders, together, the Excluded Shares), that is issued and outstanding immediately prior to the effective time of the Merger, will be converted into the right to receive (i) 0.59 of a share of BioCryst’s common stock and, if applicable, cash in lieu of fractional shares, subject to applicable withholding and (ii) $8.55 in cash, without interest. Because the exchange ratio is fixed, the market value of the merger consideration will fluctuate with the market price of BioCryst’s common stock. Any change in the market price of BioCryst’s common stock will change the value of the shares of BioCryst’s common stock that our stockholders will receive.

Because the stock portion of the merger consideration is determined by a fixed exchange ratio, at the time of our special meeting with respect to the Merger, our stockholders will not know or be able to calculate the value of the shares of BioCryst’s common stock they will receive upon completion of the Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, changes in estimates or recommendations by securities analysts or ratings agencies, and regulatory considerations, among other things. Many of these factors are beyond our and BioCryst’s control. Our stockholders should obtain current market quotations for shares of BioCryst’s common stock and our common stock before voting their shares at the special meeting.

Upon completion of the Merger, our stockholders will become holders of BioCryst’s common stock. The market price of BioCryst’s common stock will continue to fluctuate, potentially significantly, following completion of the Merger, including for the reasons described above. As a result, former Astria stockholders could lose some or all of the value of their investment in BioCryst’s common stock. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or liquidity of, the BioCryst’s common stock received in the Merger, regardless of BioCryst’s actual operating performance.

There are limitations on the maximum aggregate number of shares of BioCryst’s common stock that may be issued to our stockholders as merger consideration, as a result of which the aggregate value of the merger consideration received by our stockholders in the Merger may be subject to change.

The Merger Agreement provides that, in connection with the consummation of the Merger, the aggregate number of shares of BioCryst’s common stock to be issued by BioCryst (including pursuant to our Series X preferred stock, our pre-funded warrants and certain of our common warrants, and without giving effect to any demands for appraisal of shares of our common stock) will not exceed 19.9% of the issued and outstanding shares of BioCryst’s common stock immediately prior to the effective time of the Merger. If such limit were to be exceeded, the exchange ratio would be reduced, with a corresponding increase in the cash portion of the merger consideration, assuming that the BioCryst’s common stock was valued at $7.54 per share.

Because the exchange ratio may be reduced to ensure this limitation is satisfied, our stockholders cannot be sure of the exact number of shares of BioCryst’s common stock they will receive as merger consideration. Further, because such reduction in the exchange ratio will be compensated with an increase in the cash portion of the merger consideration that assumes a value of $7.54 per share of BioCryst’s common stock, our stockholders may receive, in exchange for such reduction in the exchange ratio, merger consideration with a value lower than they would otherwise receive, if BioCryst’s common stock is valued at more than $7.54 per share at the effective time of the Merger or thereafter.

Stockholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact our business, financial condition and results of operations.

Stockholders of the Company and/or BioCryst may file lawsuits against the Company, BioCryst and/or the directors and officers of either company in connection with the Merger. One of the conditions to the closing is that no law, injunction, order or decree (whether temporary, preliminary or permanent) issued by any governmental authority of competent jurisdiction would restrain, enjoin, make illegal or otherwise prohibit the consummation of the Merger or the other transactions contemplated by the Merger Agreement. If any plaintiff was successful in obtaining an injunction prohibiting us or BioCryst from completing the Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to either party, including any cost associated with the indemnification of its directors and officers. We may incur costs relating to the defense or settlement of any stockholder lawsuits filed in connection with the Merger. Stockholder lawsuits may divert management attention from management of our business or operations. Such litigation could have an adverse effect on our business, financial condition and results of operations and could prevent or delay the completion of the Merger.

In certain instances, the Merger Agreement requires us to pay a termination fee to BioCryst, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay BioCryst a termination fee of $32,250,000 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to an alternative acquisition agreement or navenibart licensing arrangement or a change in the recommendation of our board of directors with respect to the Merger. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business relationships or financial condition will not be materially adversely affected, as compared to our condition prior to the announcement of the transaction, if the transaction is not consummated. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with BioCryst.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction with BioCryst. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to us that might result in greater value to our stockholders.

The Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to us that might result in greater value to our stockholders than the Merger. These provisions include a general prohibition on the Company from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions (including any licensing of navenibart). Furthermore, if the Merger Agreement is terminated, under certain circumstances, we may be required to pay BioCryst a termination fee equal to $32,250,000. We also have an obligation to submit the Merger Agreement to a vote of our stockholders, even if we receive an unsolicited acquisition proposal that our board of directors believes is superior to the Merger, unless the Merger Agreement is terminated by us under certain conditions.

If completed, the transaction between us and BioCryst may not achieve its intended results.

We and BioCryst entered into the Merger Agreement with the expectation that the transaction will result in various benefits. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the businesses of BioCryst and the Company can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs and could adversely affect the combined company’s future business, financial condition, operating results and cash flows.

After the completion of the transaction, our stockholders will have a significantly lower ownership and voting interest in BioCryst than they currently have in the Company and will exercise less influence over management.

Based on the number of shares of our common stock outstanding as of October 14, 2025, the shares of BioCryst’s common stock that each of our former stockholders (other than holders of the Excluded Shares) will receive as merger consideration will represent a percentage ownership of BioCryst that is smaller than such stockholder’s percentage ownership of the Company before the completion of the Merger. As a result of this reduced ownership percentage, our former stockholders will have less influence over the management and policies of BioCryst than they currently have over our management and policies.

The market price of BioCryst’s common stock after the completion of the Merger may be affected by factors different from those currently affecting the market price of our common stock.

Upon completion of the Merger, our stockholders will no longer be stockholders of the Company but will instead become holders of BioCryst’s common stock. The business of BioCryst differs from that of the Company in certain respects, and, accordingly, the results of operations of BioCryst after the transaction, as well as the market price of BioCryst’s common stock, may be affected by factors different from those currently affecting the results of operations of the Company.

Item 5. Other Information

During the third quarter of 2025, Chris Morabito, our Chief Medical Officer, terminated a Rule 10b5-1 trading arrangement for the sale of our common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, which was adopted on September 25, 2024. Pursuant to the plan, the aggregate number of options to be exercised, and the aggregate number of shares of common stock to be sold upon exercise of those options, was not to exceed 20,000.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index below:

Exhibit Number	Exhibit
2.1+

Agreement and Plan of Merger, dated as of October 14, 2025, by and among BioCryst Pharmaceutics, Inc., Axel Merger Sub, Inc. and Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on October 14, 2025)

10.1*+ǂ	License Agreement, dated as of August 6, 2025, by and between Kaken Pharmaceutical Co. Ltd. and the Registrant
31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
99.1	Form of Voting and Support Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37467) filed with the SEC on October 14, 2025)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

*  Filed herewith.

** Furnished herewith.

+ Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

ǂ Certain portions of this exhibit (indicated by “[**]”) have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astria Therapeutics, Inc.

Date: November 12, 2025	By:	/s/ NOAH C. CLAUSER
Noah C. Clauser
Chief Financial Officer (Principal Financial Officer)